Form 10-Q
period 1996-03-31
CHASE GENERAL CORP
filed 1996-05-14
CIK 15357

FORM 10-Q


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission File Number 2-5916

                    CHASE GENERAL CORPORATION
      (Exact name of registrant as specified in its Charter)

           Missouri                             36-2667734
     State incorporation                    I.R.S. Employer
                                        Identification Number

3600 Leonard Road, St. Joseph, Missouri              64503
(Address of principal executive offices)           (Zip Code)

                          (816) 279-1625
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No


Number of shares outstanding of the issuer's Common Stock:

       Class                    Outstanding at April 30, 1996

  Common Stock, $1 par value               969,834

                     CHASE GENERAL CORPORATION

                              INDEX





PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - March 31, 1996
         (Unaudited) and June 30, 1995 . . . . . . . . . . . . . . . .3

      Consolidated Condensed Statements of Operations -
         Nine months ended March 31, 1996 and 1995
         (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .4

      Consolidated Condensed Statements of Operations -
         Three months ended March 31, 1996 and 1995
         (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .5

      Consolidated Condensed Statements of Cash Flows -
         Nine months ended March 31, 1996 and 1995
         (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .6

      Notes to Consolidated Condensed Financial
         Statements. . . . . . . . . . . . . . . . . . . . . . . . . .7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . .8

Part II - Other Information

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . 10

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 10

                  PART I.  FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                 MARCH 31, 1996 AND JUNE 30, 1995
                                                  MARCH 31,     JUNE 30,
                                                    1996          1995
                                                 (Unaudited)
CURRENT ASSETS
  Cash                                           $    248,191 $  300,570
  Receivables, net of allowance                        87,571     70,851
  Inventories:
     Finished goods                                    30,982     67,614
     Goods in process                                   5,269      3,276
     Raw materials                                     93,006     71,059
     Packaging materials                               97,019     68,354
  Prepaid expense                                      29,013     46,255
     Total current assets                             591,051    627,979

PROPERTY AND EQUIPMENT - AT COST                      904,408    824,783
  Less accumulated depreciation                       685,162    654,853
     Total property and equipment                     219,246    169,930

TOTAL ASSETS                                       $  810,297 $  797,909

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $  24,963  $  45,763
  Notes payable, Series B current
      maturities                                          -      287,802
  Accrued expense                                      31,825     53,148
  Estimated liability for income taxes                 13,931        -
     Total current liabilities                         70,719    386,713

LONG-TERM LIABILITIES
  Notes payable, Series B                             252,656        -
     Total liabilities                                323,375    386,713

STOCKHOLDERS' EQUITY
  Capital stock                                     3,331,274  3,331,274
  Paid-in capital in excess of par                  3,134,722  3,134,722
  Retained earnings (deficit)                     (5,979,074) (6,054,800)
     Total stockholders' equity                       486,922    411,196

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             $  810,297 $  797,909

    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                           MARCH 31
                                                       1996       1995
NET SALES                                           $1,992,396 $1,913,551

COST OF SALES                                        1,514,911  1,459,924

  Gross profit on sales                                477,485    453,627

OPERATING EXPENSES

  Selling expense                                      241,702    224,342
  General and administrative expense                   124,158    111,196

     Total operating expenses                          365,860    335,538

        Net income from operations                     111,625    118,089

OTHER INCOME (EXPENSE)                                 (8,936)   (10,179)

        Net income before income taxes                 102,689    107,910

PROVISION FOR INCOME TAXES                              26,963     29,011

NET INCOME                                           $  75,726  $  78,899

LOSS PER SHARE                                       $   (.02)  $   (.02)


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           MARCH 31
                                                        1996       1995
NET SALES                                            $ 282,300   $254,489

COST OF SALES                                          305,900    250,409

  Gross profit (loss) on sales                        (23,600)      4,080

OPERATING EXPENSES

  Selling expense                                       57,412     49,134
  General and administrative expense                    46,188     36,691

     Total operating expenses                          103,600     85,825

        Net loss from operations                     (127,200)   (81,745)

OTHER INCOME (EXPENSE)                                 (2,394)    (3,362)

        Net loss before income taxes                 (129,594)   (85,107)

PROVISION FOR INCOME TAXES (REFUND)                   (54,418)   (35,836)

NET LOSS                                            $ (75,176) $ (49,271)

LOSS PER SHARE                                      $    (.11) $    (.08)





    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                          MARCH 31
                                                      1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $  75,726  $  78,899

  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                      42,405     32,161
     Provision for bad debts                             7,200      4,980
     Changes in operating assets and
      liabilities:
      Net (increase) decrease in
        receivables                                   (23,920)      1,542
      Net decrease in accounts payable                (20,800)   (68,541)
      Net increase in inventories                     (15,973)   (16,392)
      Net decrease in prepaid expenses                  17,242     50,233
      Net increase (decrease) in accrued
        expense and estimated liability
        for income taxes                               (7,392)     23,263

        Net cash provided by operating
          activities                                    74,488    106,145

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds on redemption of U.S.
     Treasury Obligation                                  -        99,193
  Purchases of property and equipment                 (91,721)    (9,946)

        Net cash provided by (used in)
          investing activities                        (91,721)     89,247

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                (35,146)   (15,000)

        Net cash used in financing
          activities                                  (35,146)   (15,000)

NET INCREASE (DECREASE) IN CASH                       (52,379)    180,392

CASH, BEGINNING OF PERIOD                              300,570    109,645

CASH, END OF PERIOD                                  $ 248,191   $290,037

SUPPLEMENTAL DISCLOSURES
  Interest paid                                      $  17,718   $ 18,693

  Income taxes paid                                  $  13,032   $  2,982

  Income tax refund                                  $    -      $ 33,435

    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited and audited consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General Corporation's financial position as of March 31, 1996 and June 30, 1995, the results of its operations for the nine months and three months ended March 31, 1996 and 1995, and its cash flows for the nine months ended March 31, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report for June 30, 1995, Form 10-K. All adjustments made during the period ended March 31, 1996 were of a normal recurring nature.


NOTE 2 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:

                                     NINE MONTHS ENDED   THREE MONTHS ENDED
                                            MARCH  31         MARCH 31
                                          1996     1995    1996      1995
Net income (loss)                       $75,726   $78,899   $(75,176) $(49,271)

Preferred dividend requirements:
  6% Prior Cumulative Preferred,
     $5 par value                        45,000    45,000     15,000    15,000
  5% Convertible Cumulative Preferred,
     $20 par value                       51,054    51,054     17,018    17,018

     Total dividend requirements         96,054    96,054     32,018    32,018

NET LOSS COMMON STOCKHOLDERS           $(20,328) $(17,155) $(107,194) $(81,289)

WEIGHTED AVERAGE OF OUTSTANDING
  COMMON SHARES                         969,834   969,834    969,834   969,834

LOSS PER SHARE                         $  (.02)   $ (.02)    $ (.11)   $ (.08)

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

                              ITEM 2

             CHASE GENERAL CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

GENERAL

Chase General and its wholly-owned subsidiary are engaged in the manufacture of confectionery products which are sold primarily to wholesale houses, grocery accounts, vendors, and repackers.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company has a $69,000 commitment for capitalized expenditures. Cash decreased $52,379 during the current nine month period. Working capital increased approximately $279,000 for the nine month period, as a result of the Corporate officers successfully negotiating a seven year extension with the Series B noteholders which allowed for the remaining note balance of $252,656 to be classified as long-term liabilities.

The officers of the Corporation and legal counsel continue to discuss liquidity and capital resource options to resolve the $5 million cumulative preferred stock dividends in arrears.

RESULTS OF OPERATIONS

Nine Months ended March 31, 1996

The Company had no unusual transactions for the nine months ended March 31, 1996. The Company realized a gross profit percentage of 23.97% and 23.71% for the nine months ended March 31, 1996 and 1995, respectively. The gross profit increased as a result of improved labor costs. Net sales increased $78,800 over the same period a year ago.

Selling expenses are $17,000 higher than the same period a year ago as a result of more aggressive brokerage activity. General and administrative expenses are $13,000 higher than same period a year ago as a result of depreciation for upgrading office equipment and higher salaries. Interest expense continues to decrease from reduced debt outstanding.

Inventories at March 31, 1996 are $16,000 higher than at June 30,
1995 as a result of anticipated orders for spring product lines.

                          (Continued)

                              ITEM 2

            CHASE GENERAL CORPORATION AND SUBSIDIARY
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Three months ended March 31, 1996

Net sales increased $28,000 over the same period a year ago. However gross profit was (8.36)% as compared to 1.60% for the same period ended a year ago. This three month period is normally the Company's slowest season. Sales are usually weak and plant maintenance is performed in anticipation of the next six months increased activity. In addition, the Company had a return of product which also caused a negative gross profit on sales.

Selling expense increased $8,000 over the same period a year ago from increased promotion and advertising costs. General and administrative expense increased $9,500 over the same period a year ago as a result of depreciation for upgrading office equipment.

                   PART II.  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     a.   None
     a)
     b. The total cumulative preferred stock dividend in arrears at March 31, 1996 is $5,355,348.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8.K.

     a.   Exhibits - None
     a)
     b.)       Reports on Form 8-K:  There were no reports on
          Form 8-K filed by the Company during the quarter ended
          March 31, 1996.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant



05\13\96                           \s\ Barry M. Yantis
Date                               Barry M. Yantis
                                   President and Chief
                                   Financial Officer