Form 10-K405
period 1996-06-30
CHASE GENERAL CORP
filed 1996-10-10
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 1996

Commission File Number 2-5916

                    CHASE GENERAL CORPORATION
      (Exact name of registrant as specified in its charter)

            Missouri                            36-2667734
     (State of Incorporation)                (I.R.S. Employer
                                          (Identification Number)

          3600 Leonard Road, St. Joseph, Missouri 64503
             (Address of principal executive offices)

Registrants' telephone number, including area code:  (816)
279-1625

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    x    Yes            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting stock held by non-affiliates of registrant: Voting stock not actively traded.
Therefore, market value of stock unknown as of 60 days prior to the date of this filing.

Indicate the number of shares outstanding of each of the registrants' classes of common stock as of the latest practicable date: 969,834 (one class with $1 par value) as of June 30, 1996.

Location in this filing where exhibit index is located :   37

Total number of pages included in this filing:   46

                              PART I

ITEM 1    BUSINESS

     (a)  General development of business

          (1)  Narrative history of business

               Chase General Corporation was incorporated
November 6, 1944 for the purpose of manufacturing confectionery products. In 1970 Chase General Corporation acquired 100% interest in its wholly-owned subsidiary, Dye Candy Company. (Chase General Corporation and Dye Candy Company are sometimes referred herein as "the Company"). This subsidiary is the main operating company for this reporting entity. There were no material acquisitions, dispositions, new developments, or changes in conducting business during the past five fiscal years. However, as of June 30, 1987, the working capital of the Company became impaired due to the maturity of $696,000 of notes payable. During the fiscal year end 1991 a portion of the notes were paid in full and the remaining notes were extended to December 20, 1994. Negotiation of a second extension of the notes began during fiscal year ended 1995. An extension to December 20, 2002 was unanimously accepted December 20, 1995 with the agreement that this will be the final extension. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this filing for further information.

          (2)  Not applicable.

     (b)  Segment information

          The products of the Chase Candy Division and the Poe Candy Division of Dye Candy Company are sold to the same types of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials in production. Therefore, due to the similarity in the marketing and manufacturing of the products, segment reporting for these divisions is not required to be disclosed in accordance with FASB 14.

     (c)  Narrative description of businesses

          (1) Description of business done and intended to be done by dominant single industry

               (i) The principal products produced and methods of distribution are as follows:

                           (Continued)

ITEM 1    BUSINESS (CONTINUED)

                    Chase Candy Division of Dye Candy Company produces a candy bar under the trade name of "Cherry MashR". The bar is distributed in four case sizes:

                    (1)  60 count pack
                    (2)  24 packs of 3 bars per pack
                    (3)  12 boxes of 24 bars per box
                    (4)  192 count shipper box

                    In addition to the regular size bar, a
"mini-mash" is distributed in four case sizes:

                    (1)  24 - 12 oz. bags
                    (2)  6 jars - 60 bars per jar
                    (3)  28 # wrapped bars
                    (4)  22 # unwrapped bars

                    The bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, and vendors. "Cherry MashR" bars are marketed in the Midwest region of the United States. For the years ended June 30, 1996, 1995, and 1994, this division accounted for 52%, 51%, and 48%, respectively, of the consolidated revenue of Dye Candy Company.

                    Poe Candy Division of Dye Candy Company
produces coconut, peanut, chocolate, and fudge confectioneries.
These products are distributed in bulk or packaged. Principal products include:

                    (1)  Coconut Bon-Bons    (6)  Peanut brittle
                    (2)  Coconut Stacks      (7)  Coconut cubes
                    (3)  Home Style Poe      (8)  Peanut clusters
                           Fudge
                    (4)  Peco Flake          (9)  Champion Creme
                                                  Drops
                    (5)  Peanut Squares      (10) Jelly Candies

                    The Poe line is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 1996, 1995, and 1994, this division accounted for 48%, 49%, and 52%, respectively, of the consolidated revenue of Dye Candy Company.

               (ii)      Not applicable.

               (iii) Raw materials and packaging materials are produced on a national basis with products coming from most of the states of the United States. Raw materials and packaging materials are generally widely available, depending, of course, on common market influences.

                           (Continued)

               (iv) The largest single revenue producing product, the "Cherry MashR" bar is protected by a trademark registered with the United States Government Patents Office. Management considers this trademark very important to the Company. The trademark was renewed during the fiscal year ended June 30, 1985.

               (v)       The Company is a seasonal business
whereby the largest volume of sales occur in the spring and fall of each year. The net income per quarter of the Company varies in direct proportion to the seasonal sales volume.

               (vi)      Due to the seasonal nature of the
business, there is a heavier demand on working capital in the summer and winter months of the year when the Company is building its inventories in anticipation of fall and spring sales. The fluctuation of demand on working capital due to the seasonal nature of the business is common to the confectionery industry. If necessary, the Company has the ability to borrow short term funds in early fall to finance operations prior to receiving cash collections from fall sales. The Company occasionally offers extended payment terms of up to sixty days. Since this practice is infrequent, the effect on working capital is minimal.

               (vii) No single customer accounted for 10% or more of the gross sales for the fiscal years ended June 30, 1994. For the year ending June 30, 1996 and 1995, Associated Wholesale Grocers of Springfield, MO, accounted for 10.79% and 11.88% of gross sales, respectively. The loss of this customer would not have an adverse effect on the Company as customer purchases and distributes to retail outlets and these outlets would continue to demand products offered by Dye Candy Company.

               (viii)    Prompt, efficient service are traits
demanded in the confectionery industry resulting in a continual low volume of back-orders. Therefore, at no time during the year does the Company have a significant amount of back-orders.

               (ix)      Not applicable.

                           (Continued)

ITEM 1    BUSINESS (CONTINUED)

               (x) The confectionery market for the type of product produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery (candy) industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Bradley Candy Company, Crown Candy Company, Vermico Candy Company, and the Poe Division of Dye Candy Company with approximately 70% of the market share among them. In the United States, Sophie Mae and Old Dominion have approximately 80% of the market share of the peanut candy business in which the Poe Division operates. Dye Candy Company sells approximately 90% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Principal methods of competition the Company uses include quality of product, price, reduced transportation costs due to central location, and service. The Company's competitive position is positively influenced by labor costs being lower than industry average. Chase General Corporation is firmly established in the confectionery market and through its operating divisions has many years' experience associated with its name.

               (xi)      Not applicable.

               (xii)     To the best of management's knowledge,
the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard.

               (xiii)    The Company employs approximately 25
full time personnel year round which expands to approximately 50 full time personnel during the two busy production seasons.

          (d)  Foreign and domestic operations and export sales

               The Company has no foreign operations or export sales. In addition, all domestic sales are primarily in the Midwest region of the United States.

ITEM 2    PROPERTIES

     The registrant operates out of two buildings consisting of the following:

     Chase and Poe Warehouse - This building located in St. Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facilities are currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse consists of a sixty-five year old building which is in fair condition and is adequate to meet present requirements. The warehouse has approximately 15,000 square feet.

     Chase General Office and Dye Candy Company Operating Plant - The building housing the office and plant is located in St. Joseph, Missouri, and was originally owned by Chase Building Corporation, a wholly-owned subsidiary of Dye Candy Company. In March, 1975, the subsidiary was liquidated by Dye Candy Company. Subsequently, the Company sold this facility. The property was leased from the purchaser in March, 1975. Refer to Note 3, "Notes to Financial Statements," for terms of the lease. The building contains the general offices of Chase General Corporation, Dye Candy Company, and its divisions. The production plant of Dye Candy Company occupies the remainder of the building. The building was acquired new in 1964 and was specifically designed for the type of operations conducted by the registrant. The facility is adequate to meet present requirements. The operating plant is approximately 20,000 square feet and the office is approximately 2,000 square feet. The Company renegotiated the original lease on this building which expired March 31, 1995. The terms of the new lease began April 1, 1995 and continues for ten years.

ITEM 3    LEGAL PROCEEDINGS

     The Company is not, and has not been, a party in any material pending legal proceedings, other than ordinary litigation incidental to its business, during the fiscal year ended June 30, 1996, nor are any such proceedings contemplated.

ITEM 4    RESULTS OF VOTES OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended
June 30, 1996.

                                PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     (a)  Market information

          There is no established public trading market for the common stock (par value $1 per share) of the Company.

     (b)  Approximate number of security holders

          As of June 30, 1996, the latest practicable date, the approximate number of record holders of common stock was 1,439, including individual participants in security listings.

     (c)  Dividends

          (1)  Dividend history and restrictions

               No dividends have been paid during the past three fiscal years. Refer to Note 1, "Notes to Financial Statements" for dividend restrictions.

          (2)  Dividend policy

               There is no set policy on the payment of dividends due to the financial condition of the Company and other factors. It is not anticipated that cash dividends will be paid in the foreseeable future. See Item 5(c) (1) for further information.

ITEM 6    SELECTED FINANCIAL DATA

     (a)  Last five years

                          06-30-96           06-30-95          06-30-94            06-30-93        06-30-92
(i) Net sales or
    operating
    revenue              $2,316,031         $2,235,656        $2,476,259          $2,531,740      $2,603,469

(ii) Income from
     continuing
     operations          $   63,703         $   60,146         $  25,421          $   95,015      $  129,546

(iii)Income
     (loss) from
     continuing
     operations per
     common share*       $    (.07)         $    (.07)         $   (.11)          $    (.03)      $      -

(iv)Total assets         $  815,954         $  797,909         $ 784,506          $  737,169      $  710,085

(v) Long-term
    debt                 $  242,980         $        -         $       -          $  302,802      $  320,307

(vi)Cash dividend
    declared
    per common
    share                $        -         $        -           $     -          $        -      $        -



     (b) No additional years necessary to keep the summary from being misleading.


* Refer to Note 6, "Notes to Financial Statements" for computation of income (loss) from continuing operations per common share.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     (a & b)   Liquidity and capital resources

          Positive cash flows from operating activities were generated for fiscal years ended June 30, 1996, 1995 and 1994 in the amounts of $104,944, $116,893 and $79,135, respectively.

          In order to preserve cash for the fall production season, the Company continues to invest in U.S. Treasury obligations. The Company redeemed its June 30, 1994 obligation in early fall of 1994. However, due to the timing of a new promotional product to be released in early fall 1995, the U.S. Treasury obligation purchased December 22, 1994 was redeemed immediately prior to June 30, 1995. Due to a capital asset purchase in June 1996, the U.S. Treasury obligation purchased November 24, 1995 was redeemed on May 23, 1996.

          Inventory balance of raw materials decreased from June 30, 1995 to June 30, 1996. This is due to timing of product purchases and commitments to purchase products at different times during the fiscal year. At June 30, 1995 year end there were purchase commitments totaling $160,600 to purchase raw materials from three suppliers. At June 30, 1996, there were purchase commitments totaling $269,000 to purchase raw materials from four suppliers. This accounted for a decrease of raw materials at June 30, 1996. The majority of these commitments have now been delivered to the Company and are in inventory ready for processing during the 1996 fall season. Inventory balances of packaging materials increased from June 30, 1995 to June 30, 1996. There was an increase in packaging materials at June 30, 1996, due to timing of purchase of packaging supplies. In the prior year certain wrapping materials for Cherry Mash products were at a low volume whereas at June 30, 1996 these products had been restored. Packaging materials are purchased in large volumes and carried for several years due to the high cost to suppliers to cut dies and print materials. Finished goods inventory remained comparable to prior year as did goods in process.

          The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the past three years. The Company also continues to replace old equipment on a yearly basis in order to streamline operations. However, due to cash flow needs in other areas, the Company has not been able to update the equipment at any significant level. In June 1996, the Company purchased $69,443 of new equipment. The equipment was not in operation at June 30, 1996 but is expected to be ready for production in early fall of 1996. The equipment consists of a wrapper machine and metal detector. Any additional cost to have the equipment completely operational will be minimal.

                           (Continued)

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Of the original $630,000 Series B notes payable, $252,656 remain outstanding at June 30, 1996. The Company received approval effective December 20, 1995 to extend the notes to December 20, 2002 at the current 6% rate of interest. Of the $252,656 amount outstanding $9,676 has been classified as a current liability and $242,980 is classified as long-term at June 30, 1996.

          The Company's lease on its manufacturing facility expired March 31, 1995. The lease was renewed effective April 1,
1995 for a period of 10 years at $2,955 per month.

     (c)  Results of Operations

          Net sales for year ending June 30, 1994 decreased 2.19% from 1993 and net sales for the year ending June 30, 1995 decreased 9.71% from 1994. The depressed economy due to the 1993 floods adversely affected the Company since the majority of the Company's market is in the Midwest area. The Company also lost a customer in 1994 who accounted for 2.7% of the 1993 net sales. This customer had requested a special size product which the Company felt was not feasible or profitable to produce based upon the amount of orders the customer would give the Company. Therefore, the customer was lost in the entirety. During year ending June 30, 1995 several small customers discontinued operations. This along with the customer loss in 1994 were contributing factors in the 1995 decrease in net sales. However, during the year ending June 30, 1996 net sales increased 3.60% over 1995. This increase was attributed to an increase in promotion of the Cherry Mash line of products, and an aggressive sales approach to existing customers. It is anticipated that the increased promotion of this product line will have a continued positive impact on future sales.

          For the year ending June 30, 1996, the Company realized a .26% decrease in cost of sales compared to fiscal 1995. This decrease was due to tighter inventory controls and consistent pricing from suppliers. Cost of sales decreased 2.84% from June 30, 1994 to June 30, 1995 due primarily to a decrease in material cost and labor expense. Also there was a reduction of workmen's compensation insurance expense which was attributed to a change in insurance carriers and the hiring of part-time workers through a temporary employment agency. Cost of sales for year ending June 30, 1994 increased 3.88% compared to fiscal 1993 due primarily to increased supervision salaries and increased production incentives provided to the plant labor force.

                           (Continued)

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          It is estimated that gross profit will increase due to an increase in promotion and due to an increase in sales price of the Cherry Mash line of candies. It does not appear that the price increase will affect sales volume of the product as it has established its market in prior years. Also new products introduced in prior years can be expected to be offered to the market at a higher profit margin since acceptance has now been obtained in the market place.

          Selling expenses and general and administrative expenses have remained constant for the three years included in the current fiscal reporting period. Interest expense continues to decline due to a reduction in outstanding balances for notes payable.

          In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures.

          There has been no material impact from inflation and changing prices on net sales and revenues or on income from continuing operations for the last three fiscal years.

          The effects of the Tax Reform Act of 1986 on the Company's liquidity and results of operations for the years ending June 30, 1994 through 1996 were immaterial and therefore the Company did not feel it necessary to record any deferred taxes as the result of the Tax Reform Act. As of the date of this filing, the Company does not feel that future years' liquidity and operations will be adversely affected by the Tax Reform Act of 1986 or the Revenue Reconciliation Act of 1993. In addition, the Company does not feel that any accounting changes, as proposed by the Financial Accounting Standards Board, with effective dates after the date of this report, will have a material effect on future financial statements of the Company.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements meeting the requirements of Regulation
S-X are contained on pages 12 through 31 of the filing.

     (a)  Selected quarterly financial data

          Exempt from requirements per second major condition for smaller companies.

     (b)  Information about oil and gas producing activities

          Registrant is not engaged in any oil and gas producing activities.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable. There has been no change in accountants for approximately twenty-one years and no disagreements on accounting or financial disclosure.

Board of Directors
Chase General Corporation
St. Joseph, Missouri

                   INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.




St. Joseph, Missouri

August 21, 1996

             CHASE GENERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND 1995

                              ASSETS

                                                          1996                1995
CURRENT ASSETS
  Cash and cash equivalents                            $236,316           $300,570
  Trade receivables, less
    allowance for doubtful
    accounts of $12,757 in
    1996 and $12,216 in 1995                             74,754             70,851

  Inventories:
    Finished goods                                       51,204             67,614
    Goods in process                                      2,024              3,276
    Raw materials                                        42,189             71,059
    Packaging materials                                 104,565             68,354
  Prepaid expense                                        42,659             46,255

       Total current assets                             553,711            627,979

PROPERTY AND EQUIPMENT
  Land                                                   35,000             35,000
  Buildings                                              76,273             76,273
  Machinery and equipment                               593,754            520,793
  Trucks and autos                                       87,683             54,639
  Office equipment                                       30,155             23,976
  Leasehold improvements                                119,146            114,102
    Total, at cost                                      942,011            824,783
  Less accumulated depreciation                         679,768            654,853

       Total property and equipment                     262,243            169,930




TOTAL ASSETS                                           $815,954           $797,909

                                                      STATEMENT 1





               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1996       1995
CURRENT LIABILITIES
  Accounts payable                                  $  46,943   $ 45,763
  Series B notes payable,
    related parties current
    maturities                                          3,483     104,174
  Series B notes payable,
    unrelated parties current
    maturities                                          6,193     183,628
  Income tax payable                                    2,164      11,253
  Accrued expense:
    Interest                                           16,214      17,718
    Other                                              23,078      24,177

       Total current liabilities                       98,075     386,713

LONG-TERM LIABILITIES
  Series B notes payable,
    related parties less
    current maturities above                           87,969        -
  Series B notes payable,
    unrelated parties less
    current maturities above                          155,011        -

       Total long-term liabilities                    242,980        -

       Total liabilities                              341,055     386,713

STOCKHOLDERS' EQUITY
  Capital stock issued and outstanding:
    Prior cumulative preferred stock,
       $5 par value:
          Series A (liquidation preference
          $1,125,000 and $1,095,000
          respectively)                                500,000    500,000
       Series B (liquidation
          preference $ 1,080,000
          and $1,050,000 respectively)                 500,000    500,000

    Cumulative preferred stock,
       $20 par value:
          Series A (liquidation
          preference $2,736,418
          and $2,677,885 respectively)               1,170,660    1,170,660
       Series B (liquidation
          preference $445,948
          and $436,409 respectively)                   190,780      190,780

    Common stock, $1 par value                         969,834      969,834

  Paid-in capital in excess of par                   3,134,722    3,134,722
  Accumulated deficit                              (5,991,097)  (6,054,800)

       Total stockholders' equity                      474,899      411,196

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $815,954     $797,909


      These consolidated financial statements should be read
       only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                      STATEMENT 2




             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                           1996        1995      1994
NET SALES                               $2,316,031 $2,235,656 $2,476,259

COST OF SALES                            1,771,381  1,715,729  1,970,652

 Gross profit                              544,650    519,927    505,607

OPERATING EXPENSES
 Selling expense                           295,561    277,540    309,537
 General and
    administrative expense                 156,875    155,567    151,220

    Total operating expenses               452,436    433,107    460,757

      Income from operations                92,214     86,820     44,850

OTHER INCOME (EXPENSE)
 Interest income                             6,362      7,011     4,712
 Miscellaneous income                        1,643      1,407     2,570
 Loss on disposal of equipment                (69)      (128)    (1,267)
 Interest expense                         (16,214)   (17,718)   (19,536)

    Total other income
      (expense)                            (8,278)    (9,428)   (13,521)

      Income before income taxes            83,936     77,392    31,329

PROVISION FOR INCOME TAXES                  20,233     17,246     5,908

NET INCOME                                $ 63,703   $ 60,146  $ 25,421

(LOSS) PER SHARE                          $  (.07)   $  (.07)  $  (.11)


     These consolidated financial statements should be read
       only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.


                                                                         STATEMENT 3


                         CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                        YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                     Prior Cumulative          Cumulative       Common        Paid-in      Accumulated
                     Preferred Stock        Preferred Stock      Stock        Capital        Deficit     Total
                   Series A   Series B    Series A      Series B
BALANCE (DEFICIT),
JULY 1, 1993      $500,000     $500,000  $1,170,660   $190,780  $969,834     $3,134,722   $(6,140,367) $325,629

  Net income         -            -           -          -         -             -              25,421   25,421

BALANCE (DEFICIT),
JUNE 30, 1994      500,000      500,000   1,170,660    190,780   969,834      3,134,722    (6,114,946)  351,050

  Net income          -            -          -           -         -             -            60,146    60,146

BALANCE (DEFICIT),
JUNE 30, 1995      500,000      500,000   1,170,660    190,780  969,834       3,134,722   (6,054,800)   411,196

  Net income         -            -           -          -        -              -             63,703    63,703

BALANCE (DEFICIT),
JUNE 30, 1996     $500,000     $500,000  $1,170,660   $190,780 $969,834      $3,134,722   $(5,991,097) $474,899

         These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.


                             CHASE GENERAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                           1996         1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES

 Collections from customers             $2,305,712   $2,239,899   $2,468,802
 Interest received                           6,362        7,011        4,712
 Other income                                1,643        1,407        2,570
 Income tax refunds                            -         33,435        9,714
 Cost of sales, selling,
  general and administrative
  expenses paid                        (2,161,733)   (2,141,693)  (2,355,152)
 Interest paid                            (17,718)      (18,693)     (20,845)
 Income tax paid                          (29,322)       (4,473)     (30,666)

  Net cash provided by
   operating activities                    104,944      116,893       79,135

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of U.S. Treasury
  obligation                              (99,308)     (100,827)     (99,193)
 Purchase of certificate of
  deposit                                (100,000)       -              -
 Purchases of property and
  equipment                              (134,052)      (10,161)     (35,693)
 Proceeds on redemption of U.S.
  Treasury obligation                       99,308      200,020      101,364
 Proceeds on redemption of
  certificate of deposit                   100,000        -         -

  Net cash provided by (used in)
   investing activities                  (134,052)       89,032      (33,522)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on bank
  notes payable                              -              -        (36,000)
 Principal payments on notes
  payable, Series B                       (35,146)     (15,000)      (17,504)
 Proceeds from short-term
  note payable                                -            -          36,000

  Net cash used in
   financing activities                   (35,146)     (15,000)      (17,504)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     (64,254)      190,925       28,109

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                         300,570      109,645       81,536

CASH AND CASH EQUIVALENTS,
 END OF YEAR                              $236,316     $300,570      $109,645








                                                      STATEMENT 4

                                             1996       1995       1994
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES

 Net income                                $63,703    $60,146     $25,421

 Adjustments to reconcile net
   income to net cash provided by
   operating activities:
  Depreciation                              41,670     42,903     50,144
  Loss on disposal of
   equipment                                    69        128      1,267
  Provision for doubtful
   accounts                                  6,416     10,033      6,450
  Changes in operating assets
   and liabilities:
     (Increase) decrease in trade
       accounts receivable                (10,319)      4,243     (7,457)
     (Increase) decrease in
       inventories                          10,321    (7,709)      4,745
     (Increase) decrease in
       prepaid expense                       3,596      3,937     (25,811)
     (Increase) decrease in
       prepaid income taxes                    -       34,955     (15,044)
     Increase (decrease) in
       accounts payable                      1,180   (41,904)     36,018
     Increase (decrease) in
       income tax payable                  (9,089)     11,253        -
     Increase (decrease) in
       accrued liabilities                 (2,603)    (1,092)      3,402

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     $104,944   $116,893     $79,135





     These consolidated financial statements should be read
       only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Chase General Corporation was incorporated on November 6, 1944 in the State of Missouri for the purpose of manufacturing confectionery products. The Company's fiscal year ends June 30.
Significant accounting policies followed by the Company are presented below:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Dye Candy Company. All intercompany transactions have been eliminated in consolidation.

ACCOUNTING METHOD

The Company and its subsidiary use the accrual method of accounting. Under this method, revenue is recognized when earned and expense is recognized when the obligation is incurred.

SEGMENT REPORTING OF THE BUSINESS

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Company and Poe Candy Company. Operations in Chase Candy Company involve production and sale of a candy bar marketed under the trade name "Cherry Mash". Operations in Poe Candy Company involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Division products are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Therefore, due to the similarities in the products manufactured, segment reporting for the two divisions has not been disclosed in these financial statements.

For the year ending June 30, 1996 and June 30, 1995, one customer accounted for 10.79% and 11.88% of the gross sales respectively.
No single customer accounted for 10% or more of gross sales for the year ending June 30, 1994.

INVENTORIES

Inventories are carried at the "lower of cost or market value," cost being determined on the "first-in, first-out" basis of accounting.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PROPERTY AND EQUIPMENT

Depreciation is computed by the straight-line method for additions prior to 1981, and by the ACRS and MACRS methods for assets acquired after 1980 for both financial reporting and income tax purposes. Any difference between the amount of depreciation determined under the ACRS and MACRS systems and that determined in accordance with generally accepted accounting principles is considered to be immaterial.

The Company's property and equipment are being depreciated on straight-line and accelerated methods over the following estimated useful lives:

          Buildings                     25 years
          Machinery and equipment       3 - 10 years
          Trucks and autos              3 - 5 years
          Office equipment              5 - 10 years
          Leasehold improvements        8 - 31.5 years


For the years ending June 30, 1996, 1995 and 1994, the depreciation expense was $41,670, $42,903 and $50,144, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.





     This information is an integral part of the accompanying
                consolidated financial statements.

                        CHASE GENERAL CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NOTES PAYABLE, SERIES B

On December 1, 1967, the Company issued Collateral Sinking Fund 6% Income Registered Notes in the amount of $680,000. These notes were issued to extend and consolidate notes and certificates of indebtedness then held by F. S. Yantis & Co., Inc. (Yantis & Co.), aggregating approximately $569,000 together with unpaid accrued interest of $111,000. Interest is payable from "surplus net earnings" on the 20th day of December following the fiscal year end.

Pursuant to a supplemental indenture, dated April 1, 1968 and executed in compliance with a request by Yantis & Co. in furtherance of the winding-up of its affairs, the original notes aggregating $680,000 were reissued in two series designated as A and B, respectively. The Series A notes aggregating $50,000 had priority and were retired during the year ended June 30, 1984. The Series B notes totaling $630,000 are held by the former shareholders of Yantis & Co. During the years ended June 30, 1996 and 1995, $35,146 and $15,000 principal was paid on the Series B notes, respectively.

As of June 30, 1996 and 1995, the outstanding Series B notes total $252,656 and $287,802, respectively. Of these amounts
$91,452 and $104,174 are owed to officers and directors of the Company.

The Company has agreed to secure the payment of principal and interest on the notes by the pledge of the capital stock of Dye
Candy Company under an indenture dated December 1, 1967, and supplemental indenture dated June 30, 1970.

The indenture provides for a sinking fund deposit to be made by the Company each year of not less than one-fourth of the Company's fiscal year "surplus net earnings," which exceeds the amount of interest required to be paid on the outstanding notes. If at any time the sinking fund deposits aggregate $10,000 or more, the same will be applied to prepayment of the notes outstanding. At June 30, 1996 and 1995, all sinking fund deposits had been disbursed to the noteholders. The "surplus net earnings" is the amount by which the consolidated net income, after adding back the current year's interest on the outstanding notes, exceeds a $25,000 working capital reserve.

See Note 2 for computation of "surplus net earnings" and sinking fund requirements for years ended June 30, 1996, 1995 and 1994.

                           (Continued)

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NOTES PAYABLE, SERIES B (CONTINUED)

Principal payments are made by the trustee under terms of the indenture and may be prepaid at the option of the Company. During the year ended June 30, 1991, the notes were extended to December 20, 1994. Effective December 20, 1995, the notes were extended to December 20, 2002 at the same 6% interest rate and with the agreement that this will be the final note extension. Due to the nature of sinking fund requirements, it is not practicable to include a schedule of future principal payments.

Dividends, other than stock dividends, may not be paid on capital stock at any time interest on the notes is not current.


NOTE 2 - "SURPLUS NET EARNINGS" AND SINKING FUND REQUIREMENTS

The following is an analysis of the computation of the "surplus net earnings" and sinking fund requirements for years ended June
30:

                                             1996              1995               1994
NET INCOME (LOSS)
 Chase General Corporation                $(18,655)          $(18,922)           $(23,890)
 Dye Candy Company                           82,358            79,068              49,311

    Consolidated net income                  63,703            60,146              25,421

NON-ALLOWANCE EXPENSE DEDUCTION
 Interest on indebtedness                    16,214            17,718              18,693

      Net income basis for
         "surplus net earnings"              79,917            77,864              44,114

DEDUCTIONS FROM INCOME BASIS
 Set aside as reserve for
    accumulation of working capital          25,000            25,000              25,000

         "Surplus net earnings"              54,917            52,864              19,114

INTEREST PAYMENT REQUIRED                    16,214            17,718              18,693

EXCESS "SURPLUS NET EARNINGS"
 OVER INTEREST PAYMENT REQUIRED           $  38,703           $ 35,146            $    421

SINKING FUND REQUIREMENT                  $   9,676           $  8,787            $    105


             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - COMMITMENTS

Dye Candy Company leases its manufacturing facilities located at 3600 Leonard Road, St. Joseph, Missouri. The original lease, which commenced March 31, 1975, was for a twenty-year period and required a monthly rental fee of $2,263, payable on the first day of each calendar month. This lease was renegotiated effective April 1, 1995 for 10 years at $2,955 per month. Rental expense for the years ended June 30, 1996, 1995 and 1994 totaled $37,723, $29,232 and $27,156, respectively and is included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30, 1997                 $  35,460
Year ending June 30, 1998                    35,460
Year ending June 30, 1999                    35,460
Year ending June 30, 2000                    35,460
Year ending June 30, 2001                    35,460
Later years                                 132,975

     Total                                $ 310,275


The manufacturing facilities referred to above were owned by Dye Candy Company prior to March 31, 1975. When the building was sold on March 31, 1975, the gain on the sale of the building was included in the income of Dye Candy Company in the year of sale. Financial Accounting Standards Board Statement 13, Accounting for leases, calls for the amortization of any profit or loss on a sale-leaseback transaction to be amortized in proportion to the amortization of the leased asset. However, the effective date of FASB 13 was for transactions entered into after January 1, 1977.

As of June 30, 1996, the Company had purchase commitments with four vendors for approximately $269,000.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 1996 and 1995 is as follows:

                                                          SHARES
                                                              ISSUED AND
                                                  AUTHORIZED  OUTSTANDING
Prior Cumulative Preferred Stock,
$5 par value:                                       240,000
  6% Convertible
   Series A                                                      100,000
   Series B                                                      100,000

Cumulative Preferred Stock,
$20 par value:                                      150,000
  5% Convertible
     Series A                                                     58,533
   Series B                                                        9,539

Common Stock, $1 par value                        2,000,000      969,834
  Reserved for conversion of
   Preferred Stock - 1,030,166 shares

Cumulative Preferred Stock dividends in arrears at June 30, 1996 and 1995, totaled $5,387,366 and $5,259,294, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30:

                                                  1996      1995
6% Convertible
     Series A                                     $11       $11
     Series B                                      11        11

5% Convertible
     Series A                                      47        46
     Series B                                      47        46

                           (Continued)

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK (CONTINUED)

Six Percent Convertible Prior Cumulative Preferred Stock may, upon thirty days prior notice, be redeemed by the Corporation at $5.25 a share plus unpaid accrued dividends to date of redemption. In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends. It may be exchanged for common stock at the option of the shareholders in the ratio of four common shares for one share of Series A and 3.75 common shares for one share of Series B.

The Company has the privilege of redemption of 5% convertible cumulative preferred stock at $21.00 a share plus unpaid accrued dividends. In the event of voluntary or involuntary liquidation, holders of this stock are entitled to receive $20.00 a share plus unpaid accrued dividends. It may be exchanged for common stock at the option of the shareholders, in the ratio of 3.795 common shares for one of preferred.


NOTE 5 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following as of June 30:

                                        1996      1995     1994

Federal income tax                    $15,420   $13,204   $4,357
State income tax                        4,813     4,013    1,576
Correction of prior year
  provision                              -           29     (25)

  Total provision                     $20,233   $17,246   $5,908

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - (LOSS) PER SHARE

The (loss) per share was computed on the weighted average of outstanding common shares during the years as follows:


                                   1996       1995      1994

Net income                         $63,703   $60,146   $25,421

Preferred dividend requirements:
  6% Prior Cumulative Preferred,
  $5 par value                      60,000   60,000     60,000
  5% Convertible Cumulative
     Preferred, $20 par value       68,072   68,072     68,072

     Total dividend requirements   128,072  128,072    128,072

      Net (loss) - common
        stockholders             $(64,369) $(67,926) $(102,651)

     Weighted average of
      outstanding common shares   969,834   969,834    969,834

      (Loss) per share          $   (.07)  $  (.07)   $   (.11)


No computation was made on common stock equivalents outstanding at year-end because earnings per share would be anti-dilutive.


NOTE 7 - CONCENTRATIONS OF CREDIT RISK

The Company's confectionery products are sold primarily in the Midwest region of the United States to repackers, grocery accounts, and national syndicate accounts. The Company grants credit terms to substantially all customers.

The Company maintains all of its cash and temporary investments in one commercial bank located in St. Joseph, Missouri. Balances on deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits. Balances in excess of FDIC limits are uninsured. Total cash and temporary investments held by the bank was $236,316 and $300,570 at June 30, 1996 and 1995, respectively.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - REGISTRANT ONLY FINANCIAL STATEMENTS

                    CHASE GENERAL CORPORATION
                        (REGISTRANT ONLY)
                     CONDENSED BALANCE SHEETS
                      JUNE 30, 1996 AND 1995

                              ASSETS

                                            1996          1995

Income tax refund receivable             $  5,853     $  5,413
Investment in subsidiary - at equity      737,916      711,303

TOTAL ASSETS                             $743,769     $716,716

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Series B notes payable and
   accrued interest,
   unrelated parties                     $171,549     $194,933
Series B notes payable and
   accrued interest,
   related parties                         97,321      110,587

   Total liabilities                      268,870      305,520

Capital stock                           3,331,274    3,331,274

Paid in capital in excess of par        3,134,722    3,134,722

Accumulated (deficit)                  (5,991,097)  (6,054,800)

   Total stockholders' equity             474,899      411,196

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $743,769     $716,716


(1)  The restricted assets of Dye Candy Company are $815,954 and
$797,909 as of June 30, 1996 and 1995, respectively.

(2) No cash dividends have been paid by the registrants' wholly-owned subsidiary, Dye Candy Company, during the past three fiscal years.

                           (Continued)

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - REGISTRANT ONLY FINANCIAL STATEMENTS (CONTINUED)

CHASE                     GENERAL CORPORATION
                        (REGISTRANT ONLY)
                CONDENSED STATEMENTS OF OPERATIONS
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                      1996      1995      1994
REVENUE

  Equity in net income of
    subsidiary                     $ 82,358   $ 79,068  $ 49,311

    Total revenue                   82,358      79,068    49,311

EXPENSE

  General and administrative         8,294       6,617    10,939
  Interest                          16,214      17,718    18,693

    Total expense                   24,508      24,335    29,632

      Income before income taxes    57,850      54,733    19,679

PROVISION (CREDIT) FOR
  INCOME TAXES                     (5,853)      (5,413)   (5,742)

NET INCOME                       $ 63,703      $ 60,146  $ 25,421

                           (Continued)

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - REGISTRANT ONLY FINANCIAL STATEMENTS (CONTINUED)

                    CHASE GENERAL CORPORATION
                        (REGISTRANT ONLY)
                CONDENSED STATEMENTS OF CASH FLOWS
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                        1996       1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES

  General and administrative
     expenses paid                    $(8,294)   $(6,617)   $(10,939)
  Interest paid                       (17,718)   (18,693)    (20,002)
  Income tax refund received            5,413      5,742       7,519

     Net cash used in
       operating activities           (20,599)   (19,568)    (23,422)

CASH FLOWS FROM INVESTING ACTIVITIES

  Advances received from
     wholly owned subsidiary           55,745     34,568      40,926

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on
     Series B notes payable           (35,146)   (15,000)    (17,504)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                       -          -            -

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                      -          -             -

CASH AND CASH EQUIVALENTS,
  END OF YEAR                       $    -      $   -         $   -

                           (Continued)

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - REGISTRANT ONLY FINANCIAL STATEMENTS (CONTINUED)

                    CHASE GENERAL CORPORATION
                        (REGISTRANT ONLY)
                CONDENSED STATEMENTS OF CASH FLOWS
             YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                1996      1995      1994
RECONCILIATION OF NET INCOME TO NET
  CASH USED IN OPERATING ACTIVITIES

 Net income                                  $63,703    $60,146   $25,421

 Adjustments to reconcile net
   income to net cash
   used in operating
   activities:
  Net income from wholly
   owned subsidiary                         (82,358)   (79,068)   (49,311)

  Changes in operating
     assets and liabilities:
     Decrease in accrued interest            (1,504)      (975)    (1,309)
     (Increase) decrease in
      income tax refund
      receivable                               (440)        329     1,777

NET CASH USED IN
 OPERATING ACTIVITIES                      $(20,599)  $(19,568)  $(23,422)




     This information is an integral part of the accompanying
                consolidated financial statements.

                             PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Directors

           Name          Age   Periods of Service   Terms
                                  as Director

     W.A. Yantis, III    53   1980 to present     One year
     Barry M. Yantis     51   1980 to present     One year
     Brian A. Yantis     48   07-16-86 to present One year

See Item 10(b) for offices held by Barry M. Yantis and Brian A.
Yantis. W.A. Yantis, III has never held an office with the Company.

     (b)  Executive Officers
                                          Years of
                                        Service as
     Name           Age    Position     an Officer           Term

Barry M. Yantis     51   President and      16     Until successor elected
                           Treasurer

Brian A. Yantis     48   Vice-President      5     Until successor elected
                         and Secretary

     (c)  Certain Significant Employees

     There are no significant employees other than above.

     (d)  Family Relationships

     W. A. Yantis, III, Barry M. Yantis, and Brian A. Yantis are brothers.

     (e)  Business Experience

     (1) Barry M. Yantis, president and treasurer has been an officer of the Company for sixteen years, eleven years as vice-president and five years as president. He has been on the board of directors for sixteen years and has been associated with the candy business for twenty-one years.

          Brian A. Yantis, vice-president and secretary has been an officer of the Company for five years as vice-president and since May 1992 as secretary. He has been associated with the insurance business for twenty-four years and has been a Vice-President of Rollins, Burdick, and Hunter in Chicago, Illinois during the past nine years.

                           (Continued)

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(CONTINUED)

     (e)  Business Experience (Continued)

          W.A. Yantis III, has served as a board member of Chase
General Corporation for sixteen years. He has held the position of account manager for Prudential Insurance Company Asset
Management Group in Newark, New Jersey during the past year and in Chicago, Illinois during the prior eight years.

        (2) The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

     (f)  Involvement in Certain Legal Proceedings

          Not applicable

     (g)  Promoters and Control Persons

          Not applicable


ITEM 11 - EXECUTIVE COMPENSATION

     (a)  General

          Executive officers are compensated for their services as set forth in the Summary Compensation Table. These salaries are approved yearly by the Board of Directors.

     (b)

                                Summary Compensation Table
                                                                                 Long Term Compensation
                              Annual Compensation                                 Awards          Payouts
                                                              Other       Restricted
         Name and           Fiscal                            Annual        Stock    Option/  LTIP      All other
   Principal Position      Year End        Salary   Bonus  Compensation   Award(s)  SARs(#) Payouts  Compensation
     Barry M. Yantis     1) 06-30-96     $ 103,850     -        -             -                 -            -

     Barry M. Yantis     1) 06-30-95     $ 102,840     -        -             -                 -            -

     Barry M. Yantis     1) 06-30-94     $  90,839     -        -             -                 -            -

     1)   CEO

     2)   No other compensation other than that which is listed in compensation table.

     3)   No other officers are compensated for their services than those listed in this compensation table.


                                        (Continued)

ITEM 11 - EXECUTIVE COMPENSATION (CONTINUED)

     (c)  Option/SAR grants table

          Not applicable

     (d) Aggregated option/SAR exercises and fiscal year-end option/SAR value table

          Not applicable

     (e)  Long-term incentive awards table

          Not applicable

     (f)  Defined benefit or actuarial plan disclosure

          Not applicable

     (g)  Compensation of Directors

          Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 1996, $1,048, $289 and $-0- of travel expenses were reimbursed to board members, W.A. Yantis III, Brian A. Yantis, and Barry M. Yantis, respectively.

     (h) Employment contracts and termination of employment and change in control arrangements

          Not applicable

     (i)  Report on repricing of option/SARs

          Not applicable

     (j) Additional information with respect to compensation committee interlocks and insider participation in compensation decisions

          The registrant has no formal compensation committee.
The board of directors, W.A. Yantis III, Brian A. Yantis, and
Barry M. Yantis, who are brothers, annually approve the compensation of Barry M. Yantis, CEO.

     (k) Board compensation committee report on executive compensation

          The board bases the annual salary of the CEO on the Company's prior year performance. The criteria is based upon, but is not limited to, market area expansion, gross profit improvement, control of operating expenses, generation of positive cash flow, and hours devoted to the business during the previous fiscal year.

                           (Continued)

     (l)  Performance graph

          Not applicable as there are no dividends available to distribute to common stockholders after preferred dividends are met. In addition, there is no market value price for the common stock (par value $1 per share) as there is no public trading market for the Company's stock.


ITEM 12  -     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

                                                       Amounts
                                                         and
                                                        Nature
                                                          of
                                                       Beneficial
       Title of Class         Name and Address         Ownership       % of Class

(a)  Security ownership of certain beneficial owners
Common; par value
$1 per share                  W.A. Yantis Trust /1/    291,577 /2/      25.3% /3/
                              c/o Barry Yantis
                              5605 Osage Drive
                              St. Joseph, Missouri
                              64503

(b)  Security ownership of management

Common; par value             All directors            110,856 /4/      11.4%
$1 per share                  and officers
                              as a group

Prior Cumulative Preferred,   W.A. Yantis Trust /1/    21,533 /5/       21.5%
$5 par value:  Series A,      c/o Barry Yantis
6% convertible                5605 Osage Drive
                              St. Joseph, Missouri
                              64503

Prior Cumulative Preferred    W.A. Yantis Trust /1/    21,533 /5/       21.5%
$5 par value:  Series B,      c/o Barry Yantis
6% convertible                5605 Osage Drive
                              St. Joseph, Missouri
                              64503

Cumulative Preferred,         W.A. Yantis Trust /1/    3,017 /5/         5.2%
$20 par value:  Series A,     c/o Barry Yantis
$5 convertible                5605 Osage Drive
                              St. Joseph, Missouri
                              64503


                           (Continued)

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT (CONTINUED)

                                                       Amounts
                                                         and
                                                       Nature
                                                         of
                                                      Beneficial
     Title of Class          Name and Address         Ownership    % ofClass

Cumulative Preferred,         W.A. Yantis Trust /1/      630 /5/     6.6%
$20 par value:  Series B,     c/o Barry Yantis
$5 convertible                5605 Osage Drive
                              St. Joseph, Missouri
                              64503

/1/ W. A. Yantis passed away September 25, 1986. Brian Yantis, Barry Yantis, and W.A. Yantis, III are the beneficiaries of this trust and the stock held in this trust will be divided equally among the beneficiaries. As of June 30, 1996, the assets from the W.A. Yantis trust have not yet been distributed.

/2/ Includes 180,721 shares which could be received within 30 days upon conversion of preferred stock.

/3/ Reflects the percentage 291,577 shares would represent if the 180,721 shares above were converted to common stock.

/4/  Represents 110,856 shares owned by W. A. Yantis Trust.

/5/  Held by W. A. Yantis Trust.


(c) No known change of control is anticipated except for the change in control which will result when the stock from the W. A.
Yantis Trust is distributed to the three beneficiaries.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)   Transactions with management and others

           No reportable transactions with management and others, to which the registrant or its subsidiary was a party, have occurred since the registrant's last fiscal year. In addition, there are no such currently proposed transactions.

     (b)   Certain business relationships

           Not applicable

     (c)   Indebtedness of management

           Not applicable

                           (Continued)

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
(CONTINUED)

     (d)   Transactions with promoters

           Not applicable


                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (a)  Documents filed as part of the Form 10-K

          (1) The following are included in Part II of this report:

                                                      Page Number

          Independent Auditor's Report                         12
          Consolidated Balance Sheets -
               June 30, 1996 and 1995                     13 - 14
          Consolidated Statements of Operations
               for the years ended June 30, 1996,
               1995, and 1994                                  15
          Consolidated Statements of Stockholders'
               Equity for the years ended June 30,
               1996, 1995, and 1994                            16
          Consolidated Statements of Cash Flows
               for the years ended June 30, 1996,
               1995, and 1994                             17 - 18
          Summary of Significant Accounting Policies      19 - 20
          Notes to Consolidated Financial Statements      21 - 27
          Registrant Only Financial Statements
               (Note 9)                                   28 - 31

          (2) The following are included in Part IV of this report:

                                                      Page Number

          Independent Auditor's Report on
               Supplemental Schedule                           39

          Schedule  II:  Valuation and Qualifying
               Accounts, June 30, 1996, 1995, and
               1994                                            40

          Exhibit 3i:  Amendment to Articles of
               Incorporation                              41 - 44

          Exhibit 3ii:  Amendment to By-Laws                   45

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1996.

                           (Continued)

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (c)  Exhibits required by Item 601 of Regulation S-K

          The following have been previously filed and are incorporated by reference to prior years' Forms 10-K filed by the
Registrant:

          (3) Articles of Incorporation and By-Laws
          (21) Subsidiaries of registrant

          The following explanations are included in "Notes to Financial Statements" in Part II of this report:

          (4)  Rights of security holders including indentures -
Refer to Notes 1 and 4.
          (11) Computation of per share earnings - Refer to Note
6.
          (21) Subsidiaries of registrant - Refer to "Summary of
Significant Accounting Policies".

     (d)  Financial statement schedules required by Regulation
S-X

          Note 9 included in "Notes to Financial Statements" on page 28 through 31 was excluded from the annual report to shareholders.

          In addition the Schedule required by Regulation S-X contained on page 40 and the Amendments to the Articles of Incorporation and By-Laws required by item 601 of regulation S-K contained on pages 41 through 45 have been excluded from the annual report to the shareholders.

          SUPPLEMENTAL INFORMATION TO BE FURNISHED, FILED
PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

          (1) With this filing, the Registrant is furnishing to the Commission four (4) copies of the Proxy Statement regarding the January 19, 1996 annual meeting mailed to security holders during the 1996 fiscal year.

          (2) During 1997 fiscal year, the Registrant will furnish a copy of the annual report and any Proxy information to the Commission at time the aforementioned are mailed to security holders.

      INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE


In connection with the audit of the consolidated financial statements of Chase General Corporation and Subsidiary, we have also audited supplemental schedule II. In our opinion, this schedule presents fairly the financial position as set forth therein, in conformity with generally accepted accounting principles.





St. Joseph, Missouri

August 21, 1996

                                                      SCHEDULE II




           CHASE GENERAL CORPORATION AND ITS SUBSIDIARY
                VALUATION AND QUALIFYING ACCOUNTS
                  JUNE 30, 1996, 1995, AND 1994

     Column A                         Column B    Column C. Additions   Column D     Column E
                                     Balance at       Charged to                      Balance
                                     Beginning          Costs                         at end
     Description                     of Period       and Expenses      Deductions*    of Period

Valuation accounts deducted from
 assets to which they apply for
 doubtful accounts receivable:

June 30, 1996                        $12,216         $ 6,416            $ 5,875        $12,757
June 30, 1995                         13,496          10,033             11,313         12,216
June 30, 1994                         13,755           6,450              6,709         13,496


* Represents accounts written off, net of (recoveries), for the respective years.





        This information should be read only in connection
           with the accompanying independent auditor's
                 report on supplemental schedule.

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHASE GENERAL CORPORATION
                                   (REGISTRANT)


Date: 9/30/96                      By:  /s/  Barry M. Yantis
                                   Barry M. Yantis, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

                    President, Treasurer (Principal Executive
                    Officer and Chief Financial and Accounting
                    Officer) and Director

/s/ Barry M. Yantis                                        9-30-96
Barry M. Yantis                                              Date


                    Vice-President, Secretary and Director

/s/ Brian A. Yantis                                        9-30-96
Brian A. Yantis                                              Date