Form 10-Q
period 1996-09-30
CHASE GENERAL CORP
filed 1996-11-27
CIK 15357

FORM 10-Q


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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


          Class               Outstanding at October 31, 1996

Common Stock, $1 par value              969,834

                    CHASE GENERAL CORPORATION

                              Index



PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets - September 30, 1996
     (Unaudited) and June 30, 1996......................... 3

     Consolidated Condensed Statements of Operations -
          First quarter ended September 30, 1996 and 1995
          (Unaudited)...................................... 5

     Consolidated Condensed Statements of Cash Flows -
          First quarter ended September 30, 1996 and 1995
          (Unaudited)...................................... 6

     Notes to Consolidated Condensed Financial Statements
     ...................................................... 7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............  8

Part II - Other Information

     Item 3.  Defaults Upon Senior Securities.............  9

     Item 6.  Exhibits and Reports on Form 8-K............  9

                  PART I.  FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
               September 30, 1996 and June 30, 1996

                              ASSETS

                                       September 30,            June 30,
                                         1996                    1996
                                       (Unaudited)
CURRENT ASSETS

  Cash                                    $129,351               $236,316
  Receivables, net of
    allowance                              243,051                 74,754
  Inventories:
    Finished goods                         160,479                 51,204
    Goods in process                        10,133                  2,024
    Raw materials                          119,117                 42,189
    Packaging materials                    109,416                104,565
  Prepaid expense                            9,056                 42,659

     Total current                         780,603                553,711

PROPERTY AND EQUIPMENT
    - AT COST                              949,567                942,011
  Less accumulated
    depreciation                           692,427                679,768
     Total property
        and equipment                      257,140                262,243



TOTAL ASSETS                            $1,037,743               $815,954

               LIABILITIES AND STOCKHOLDERS' EQUITY
                                        September 30,             June 30,
                                            1996                    1996
                                         (Unaudited)
CURRENT LIABILITIES

  Accounts payable                        $228,317                $46,943
  Notes payable, Series B,
    current maturities                       9,676                  9,676
    Accrued expenses                        56,033                 41,456

     Total current liabilities             294,026                 98,075

LONG-TERM LIABILITIES

  Notes payable, Series B,
    less current maturities
    above                                  242,980                242,980

     Total liabilities                     537,006                341,055

STOCKHOLDERS' EQUITY

  Capital stock                          3,331,274              3,331,274
  Paid-in capital in
    excess of par                        3,134,722              3,134,722
  Retained earnings
    (deficit)                          (5,965,259)            (5,991,097)

     Total stockholders'
       equity                              500,737                474,899

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $1,037,743               $815,954








    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)


                                                     First Quarter Ended
                                                        September 30
                                                      1996        1995

NET SALES                                           $532,263     $468,694

COST OF SALES                                        400,395      357,854

  Gross profit                                       131,868      110,840

OPERATING EXPENSES

  Selling expense                                     59,798       60,938
  General and administrative
     expense                                          36,853       34,624

     Total operating expenses                         96,651       95,562

       Income from operations                         35,217       15,278

OTHER INCOME (EXPENSE)                               (2,944)      (2,864)

       Income before income
         taxes                                        32,273       12,414

PROVISION FOR INCOME TAXES                             6,435        2,475

NET INCOME                                           $25,838       $9,939

LOSS PER SHARE                                       $ (.01)       $(.02)












    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)


                                                    First Quarter Ended
                                                        September 30
                                                      1996          1995

 CASH FLOWS FROM OPERATING ACTIVITIES

  Net income for the quarter                         $25,838       $9,939

  Adjustments to reconcile net income
    to net cash used in operating
    activities:
      Depreciation and amortization                   12,660        9,890
      Provision for doubtful accounts                  1,605        2,400
      Changes in operating assets and
        liabilities:
        Net increase in accounts
          receivable                               (169,902)    (128,255)
        Net increase in inventory                  (199,163)    (252,450)
        Net decrease in prepaid
          expenses                                    33,603       29,395
        Net increase in accounts
          payable                                    181,374      151,474
        Net increase in accrued
          liabilities                                 14,577        6,037

            Net cash used in operating
              activities                            (99,408)    (171,570)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                (7,557)     (53,811)

NET DECREASE IN CASH                               (106,965)    (225,381)

CASH, BEGINNING OF QUARTER                           236,316      300,570

CASH, END OF QUARTER                                $129,351      $75,189











    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited and audited consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General Corporation's financial position as of September 30, 1996 and June 30, 1996 and the results of its operations and its cash flows for the first quarter ended September 30, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report for June 30, 1996, Form 10-K. All adjustments made during the period ended September 30, 1996 were of a normal recurring nature.


NOTE 2 - LOSS PER SHARE

Loss per share was computed on the weighted average of
outstanding common shares as follows:
                                                   First Quarter Ended
                                                         September 30
                                                      1996          1995
Net income                                           $25,838       $9,939

Preferred dividend requirements:
  6% Prior Cumulative Preferred,
    $5 par value                                      15,000       15,000
  5% Convertible Cumulative Preferred,
    $20 par value                                     17,018       17,018

    Total dividend requirements                       32,018       32,018

      Loss - common shareholders                    $(6,180)    $(22,079)

    Weighted average of outstanding
      common shares                                  969,834      969,834

      Loss per share                                  $(.01)       $(.02)

No computation was made on common stock equivalents outstanding because earnings per share would be anti-dilutive.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company has no commitments for capitalized expenditures. Cash decreased $106,965 as a result of building up inventory to begin the busy season. Working capital increased approximately $31,000 for the current quarter.

The officers of the corporation and legal counsel continue to discuss liquidity and capital resource options to resolve the $5 million cumulative preferred stock dividends in arrears.

RESULTS OF OPERATIONS

First Quarter ended September 30, 1996 and 1995

The Company had no unusual transactions for the first quarter ended September 30, 1996. The Company realized a gross profit percentage of 24.77% and 23.65% for the first quarter ended September 30, 1996 and 1995, respectively. The gross profit improved slightly from a year ago as a result of increased net sales. Net sales increased $63,569 over the same period a year ago. No major customers were lost during this period.

Selling, general and administrative expenses remained consistent compared with the same period a year ago.

Inventories and accounts payable are higher than at June 30, 1996 since the Company is entering their busy cycle of the year.

                   PART II.  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


Item 3.        DEFAULTS UPON SENIOR SECURITIES

     a.   None
     a)
     b. The total cumulative preferred stock dividends in arrears at September 30, 1996 is $5,419,384.

Item 6.   EXHIBITS AND REPORTS ON FORM 8.K.

     a.   Exhibits - None
     a)
     b. Reports on Form 8-K: There were no reports on Form 8-K filed during July, August, September, 1996.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant



November 25, 1996                       /s/ Barry M. Yantis
Date                                    Barry M. Yantis
                                        President and Chief
                                        Financial Officer