Form 10-Q
period 1996-12-31
CHASE GENERAL CORP
filed 1997-02-14
CIK 15357

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1996

Commission File Number 2-5916

                    CHASE GENERAL CORPORATION
      (Exact name of registrant as specified in its Charter)

        Missouri                        36-2667734
(State of Incorporation)  (I.R.S. Employer Identification Number)

  3600 Leonard Road, St. Joseph, Missouri              64503
  (Address of principal executive offices)           (Zip Code)

                          (816) 279-1625
       (Registrant's telephone number, including area code)


                          NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X       No


Number of shares outstanding of the issuer's Common Stock:

          Class               Outstanding at January 31, 1997

Common Stock, $1 par value                   969,834

                    CHASE GENERAL CORPORATION

                              Index


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

  Consolidated Condensed Balance Sheets - December 31, 1996
     (Unaudited) and June 30, 1996 . . . . . . . . . . . . . . .3

  Consolidated Condensed Statements of Operations
     Six months ended December 31, 1996 and 1995 (Unaudited) . .4

   Consolidated Condensed Statements of Operations
     Three months ended December 31, 1996 and 1995 (Unaudited) .5

   Consolidated Condensed Statements of Cash Flows
     Six months ended December 30, 1996 and 1995 (Unaudited) . .6

  Notes to Consolidated Condensed Financial Statements . . . . .7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . .8


PART II - OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . 10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . 10

                  PART I.  FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
               December 31, 1996 and June 30, 1996

                                              December 31,       June 30,
                                                   1996            1996
CURRENT ASSETS                                 (Unaudited)

 Cash                                          $   375,073    $  236,316
 Receivables, net of allowance                     130,936        74,754
 Inventories:
   Finished goods                                   23,007        51,204
   Goods in process                                  5,251         2,024
   Raw materials                                   106,824        42,189
   Packaging materials                             126,778       104,565
 Prepaid expense                                     2,445        42,659
   Total current assets                            770,314       553,711

PROPERTY AND EQUIPMENT - AT COST                   948,405       942,011
 Less accumulated depreciation                     692,900       679,768
   Total property and equipment                    255,505       262,243

TOTAL ASSETS                                    $1,025,819    $  815,954

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                $  95,931    $   46,943
 Notes payable, Series B current
   maturities                                        9,676         9,676
 Accrued expense                                    12,901        41,456
 Estimated liability for income
    taxes                                           71,750           -
   Total current liabilities                       190,258        98,075

LONG-TERM LIABILITIES
 Notes payable, Series B, less
   current maturities above                        208,947       242,980
   Total liabilities                               399,205       341,055

STOCKHOLDERS' EQUITY
 Capital stock                                   3,331,274     3,331,274
 Paid-in capital in excess of par                3,134,722     3,134,722
 Retained earnings (deficit)                   (5,839,382)    (5,991,097)
   Total stockholders' equity                      626,614       474,899

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                       $  1,025,819    $  815,954


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)


                                                  Six Months Ended
                                                     December 31
                                                  1996           1995

NET SALES                                      $1,795,953     $1,710,096

COST OF SALES                                   1,278,330      1,209,011

 Gross profit                                     517,623        501,085

OPERATING EXPENSES

 Selling expense                                  199,808        184,290
 General and administrative expense                77,933         77,970
   Total operating expenses                       277,741        262,260

      Income from operations                      239,882        238,825

OTHER INCOME (EXPENSE)                             (6,197)        (6,542)

       Income before income taxes                 239,882        232,283

PROVISION FOR INCOME TAXES                         81,970         81,381

NET INCOME                                      $ 151,715      $ 150,902

EARNINGS PER SHARE                              $     .09      $     .09





    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                                    Three Months Ended
                                                       December 31
                                                    1996          1995

NET SALES                                       $1,263,690    $1,241,402

COST OF SALES                                      877,935       851,157

 Gross profit                                      385,755       390,245

OPERATING EXPENSES

 Selling expense                                   140,010       123,352
 General and administrative expense                 41,080        43,346

   Total operating expenses                        181,090       166,698

      Income from operations                       204,665       223,547

OTHER INCOME (EXPENSE)                             (3,253)        (3,678)

      Income before income taxes                   201,412       219,869

PROVISION FOR INCOME TAXES                          75,535        78,906

NET INCOME                                       $ 125,877     $ 140,963

EARNINGS PER SHARE                                $    .09     $     .ll





    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)
                                                     Six Months Ended
                                                       December 31
                                                     1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income                                       $151,715      $150,902

 Adjustments to reconcile net income
   to net cash provided by operating
     activities:
   Depreciation and amortization                    25,753        20,046
   Provision for doubtful accounts                   3,210         4,800
   Changes in operating assets and
     liabilities:
     Net increase in accounts
        receivable                                (59,392)       (68,409)
     Net increase in inventory                    (61,878)        (1,967)
     Net decrease in prepaid expenses               40,214        38,305
     Net increase (decrease) in
       accounts payable                             48,988       (21,474)
     Net increase in accrued expense
        and estimated liability for
        income taxes                                43,195        37,409

        Net cash provided by
          operating activities                     191,805       159,612

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment              (19,015)       (59,705)

        Net cash used in investing
         activities                               (19,015)       (59,705)

CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payments on long-term debt             (34,033)       (30,905)

        Net cash used in financing
          activities                              (34,033)       (30,905)

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                       138,757        69,002

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               236,316       300,570

CASH AND CASH EQUIVALENTS, END OF
 PERIOD                                           $375,073      $369,572



    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited and audited condensed consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General Corporation's financial position as of December 31, 1996 and June 30, 1996 the results of its operations for the six months and three months ended December 31, 1996 and 1995, and its cash flows for the six months ended December 31, 1996 and 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report for June 30, 1996, Form 10-K. All adjustments made during the period ended December 31, 1996 were of a normal recurring nature.


NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:



                                      Six Months Ended                  Three Months Ended
                                          December 31                       December 31
                                     1996               1995            1996          1995

Net income                         $151,715            $150,902       $125,877       $140,963

Preferred dividend requirements:
 6% Prior Cumulative
   Preferred, $5 par
   value                             30,000              30,000         15,000        15,000
 5% Convertible
   Cumulative Preferred,
   $20 par value                     34,036              34,036         17,018        17,018

   Total dividend
     requirements                    64,036              64,036        32,018         32,018

     Net income common
        shareholders               $ 87,679            $ 86,866       $ 93,859      $108,945

   Weighted average
     of outstanding
     common shares                  969,834             969,834        969,834       969,834

     Earnings per
       share                       $    .09             $   .09        $   .09       $   .ll



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


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company has no commitments for capitalized expenditures. Cash increased $138,757 during the current six month period as a result of a profitable busy season and controlling overhead. Working capital increased approximately $124,000 for the six month period.

The officers of the corporation and legal counsel continue to discuss liquidity and capital resource options to resolve the $5 million cumulative preferred stock dividends in arrears.


RESULTS OF OPERATIONS

Six Months ended December 31, 1996 and 1995

The Company had no unusual transactions for the six months ended December 31, 1996. The Company realized a gross profit margin of 28.82% for the six months ended December 31, 1996 as compared to 29.3% for the same period ended a year ago. Net sales increased $86,000 over the same period a year ago as a result of more brokerage activity.

Selling expenses are $15,500 higher than the same period a year ago as a result of more aggressive brokerage activity. General and administrative expenses remained consistent compared with the same period a year ago. Interest expense continues to decrease because of debt retirement.

Inventories at December 31, 1996 were $62,000 higher than at June
30, 1996 due to increased raw materials and packaging materials on hand. Inventory was increased to take advantage of current pricing rates than will be available in early spring.

Three Months ended December 31, 1996 and 1995

The Company realized a gross profit margin of 30.52% and 31.44% for the three months ended December 31, 1996 and 1995, respectively. Net sales decreased $22,000 over the same period a year ago. No major customers were lost during this period.

                           (Continued)

                              ITEM 2

             CHASE GENERAL CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Three Months ended December 31, 1996 and 1995 (Continued)

An aggressive brokerage activity for three months ended
December 31, 1996 resulted in selling expenses increasing
$17,000. General and administrative expenses remained consistent compared with the same period a year ago.

Accounts payable are higher than at June 30, 1995 as a result of increased inventory on hand at December 31, 1996.

                   PART II.  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividend in arrears at December 31, 1996 is $5,451,402.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits - None

          b. Reports on Form 8-K: There were no reports on Form 8-K filed during October, November, December,
               1996.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant




     February 13, 1997                /s/  Barry M. Yantis
Date                                    Barry M. Yantis
                                        President and Chief
                                        Financial Officer