Form 10-Q
period 1997-03-31
CHASE GENERAL CORP
filed 1997-05-13
CIK 15357

FORM 10-Q


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     Class                         Outstanding at April 30, 1997

Common Stock, $1 par value                   969,834

                    CHASE GENERAL CORPORATION

                              INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets -
          March 31, 1997 (Unaudited) and June 30, 1996          3

     Consolidated Condensed Statements of Operations -
          Nine months ended March 31, 1997 and 1996
          (Unaudited)                                           4

     Consolidated Condensed Statements of Operations -
          Three months ended March 31, 1997 and 1996
          (Unaudited)                                           5

     Consolidated Condensed Statements of Cash Flows -
          Nine months ended March 31, 1997 and 1996
          (Unaudited)                                           6

     Notes to Consolidated Condensed Financial
          Statements                                            7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   8

Part II - Other Information

Item 3.  Defaults Upon Senior Securities                       10

Item 6.  Exhibits and Reports on Form 8-K                      10

                  PART I.  FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                 March 31, 1997 and June 30, 1996

                                                  March 31,     June 30,
                                                     1997         1996
                                                 (Unaudited)
CURRENT ASSETS
 Cash                                             $ 309,534    $ 236,316
 Receivables, net of allowance                       68,596       74,754
 Inventories:
    Finished goods                                   29,244       51,204
    Goods in process                                  4,053        2,024
    Raw materials                                   127,771       42,189
    Packaging materials                             104,482      104,565
 Prepaid expense                                     27,250       42,659
    Total current assets                            670,930      553,711

PROPERTY AND EQUIPMENT - AT COST                    956,313      942,011
 Less accumulated depreciation                      703,427      679,768
    Total property and equipment                    252,886      262,243

TOTAL ASSETS                                      $ 923,816    $ 815,954

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $  70,441    $  46,943
 Notes payable, Series B
    current maturities                                9,676        9,676
 Accrued expense                                     28,693       41,456
 Estimated liability for
    income taxes                                     31,892            -
    Total current liabilities                       140,702       98,075

LONG-TERM LIABILITIES
 Notes payable, Series B                            204,277      242,980
    Total liabilities                               344,979      341,055

STOCKHOLDERS' EQUITY
 Capital stock                                    3,331,274    3,331,274
 Paid-in capital in excess of par                 3,134,722    3,134,722
 Retained earnings (deficit)                     (5,887,159)  (5,991,097)
    Total stockholders' equity                      578,837      474,899

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                           $ 923,816    $ 815,954

    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)


                                                     Nine Months Ended
                                                          March 31
                                                    1997          1996

NET SALES                                        $2,054,847   $1,992,396

COST OF SALES                                     1,531,856    1,514,911

 Gross profit on sales                              522,991      477,485

OPERATING EXPENSES

 Selling expense                                    243,333      241,702
 General and administrative expense                 119,489      124,158

    Total operating expenses                        362,822      365,860

      Net income from operations                    160,169      111,625

OTHER INCOME (EXPENSE)                               (9,009)      (8,936)

      Net income before income taxes                151,160      102,689

PROVISION FOR INCOME TAXES                           47,222       26,963

NET INCOME                                       $  103,938    $  75,726

EARNINGS (LOSS) PER SHARE                        $      .01    $    (.02)




    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)


                                                    Three Months Ended
                                                          March 31
                                                     1997          1996

NET SALES                                         $ 258,894    $ 282,300

COST OF SALES                                       253,526      305,900

 Gross profit (loss) on sales                         5,368      (23,600)

OPERATING EXPENSES

 Selling expense                                     43,525       57,412
 General and administrative expense                  41,556       46,188

    Total operating expenses                         85,081      103,600

      Net loss from operations                      (79,713)    (127,200)

OTHER INCOME (EXPENSE)                               (2,812)      (2,394)

      Net loss before income taxes                  (82,525)    (129,594)

PROVISION FOR INCOME TAXES (REFUND)                 (34,748)     (54,418)

NET LOSS                                          $ (47,777)   $ (75,176)

LOSS PER SHARE                                    $    (.08)   $    (.11)



    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                      Nine Months Ended
                                                          March 31
                                                     1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $103,938     $ 75,726

 Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Depreciation and amortization                     39,658       42,405
   Provision for bad debts                            4,815        7,200
   Effects of changes in operating
     assets and liabilities:
      Accounts receivables                            1,343      (23,920)
     Accounts payable                                23,498      (20,800)
     Inventories                                    (65,568)     (15,973)
     Prepaid expenses                                15,409       17,242
     Accrued expense                                (12,763)     (21,323)
     Estimated liability for income
      taxes                                          31,892       13,931

      Net cash provided by operating
       activities                                   142,222       74,488

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                (30,301)     (91,721)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term debt               (38,703)     (35,146)

NET INCREASE (DECREASE) IN CASH                      73,218      (52,379)

CASH, BEGINNING OF PERIOD                           236,316      300,570

CASH, END OF PERIOD                                $309,534     $248,191

SUPPLEMENTAL DISCLOSURES
 Interest paid                                     $ 16,214     $ 17,718

 Income taxes paid                                 $ 17,494     $ 13,032




    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited and audited consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General Corporation's financial position as of March 31, 1997 and June 30, 1996, the results of its operations for the nine months and three months ended March 31, 1997 and 1996, and its cash flows for the nine months ended March 31, 1997 and 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes included in the Company's annual report for June 30, 1996, Form 10-K. All adjustments made during the period ended March 31, 1997 were of a normal recurring nature.


NOTE 2 - EARNINGS (LOSS) PER SHARE

The earnings (loss) per share was computed on the weighted average of outstanding common shares during the years as follows:

                                  Nine Months Ended      Three Months Ended
                                       March  31              March 31
                                   1997      1996        1997           1996

Net income (loss)               $103,938  $ 75,726   $ (47,777)     $ (75,176)

Preferred dividend
 requirements:
  6% Prior Cumulative
   Preferred,
   $5 par value                   45,000    45,000      15,000         15,000
 5% Convertible
  Cumulative Preferred,
  $20 par value                   51,054    51,054      17,018         17,018

  Total dividend
   requirements                   96,054    96,054      32,018         32,018

NET INCOME (LOSS) COMMON
 STOCKHOLDERS                   $  7,884 $ (20,328)  $ (79,795)     $(107,194)

WEIGHTED AVERAGE OF
 OUTSTANDING COMMON
 SHARES                          969,834   969,834     969,834        969,834

EARNINGS (LOSS) PER
 SHARE                          $    .01 $    (.02)  $    (.08)     $    (.11)


No computation was made on common stock equivalents outstanding because earnings (loss) per share would be anti-dilutive.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company has a $12,940 commitment for capitalized expenditures. Cash increased $73,218 during the current nine month period. Working capital increased approximately $75,000 as a result of a profitable busy season.

The officers of the Corporation and legal counsel continue to discuss liquidity and capital resource options to resolve the $5 million cumulative preferred stock dividends in arrears.

RESULTS OF OPERATIONS

Nine Months ended March 31, 1997

The Company had no unusual transactions for the nine months ended March 31, 1997. The Company realized a gross profit percentage of 25.45% and 23.97% for the nine months ended March 31, 1997 and 1996, respectively. The gross profit increased as a result of improved labor costs. Net sales increased 3.13% over the same period a year ago as a result of more regional sales activity.

Selling expenses are $1,600 higher than the same period a year ago. General and administrative expenses are $4,700 lower than same period a year ago as a result of monitoring fixed overhead costs and not outsourcing proxy costs. Interest expense continues to decrease from reduced debt outstanding.

Inventories at March 31, 1997 are $66,000 higher than at June 30,
1996 as a result of anticipated orders for spring product lines and taking advantage of price savings on raw materials.

                           (Continued)

                              ITEM 2

             CHASE GENERAL CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Three months ended March 31, 1997

Net sales decreased $23,000 over the same period a year ago. However gross profit was a positive 2.07% as compared to a negative 8.36% for the same period ended a year ago. This three month period is normally the Company's slowest season. Sales are usually weak and plant maintenance is performed in anticipation of the next six months increased activity.

Selling expense decreased $14,000 over the same period a year ago from reducing promotion and advertising costs. General and administrative expense also decreased by $4,600 over the same period a year ago as a result of monitoring fixed overhead.

Accounts payable are $23,500 higher than at June 30, 1996 as a result of increased inventory on hand at March 31, 1997.

                   PART II.  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividends in arrears at March 31, 1997 is $5,483,420.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8.K.

          a.   Exhibits - None

          b. Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant



May 12, 1997                       /s/ Barry M. Yantis
Date                               Barry M. Yantis
                                   President and Chief Financial
                                   Officer