Form 10-K405
period 1997-06-30
CHASE GENERAL CORP
filed 1997-10-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 1997

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

Registrants' telephone number, including area code:(816) 279-1625

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

Indicate the number of shares outstanding of each of the registrants' classes of common stock as of the latest practicable date: 969,834 (one class with $1 par value) as of June 30, 1997.

Location in this filing where exhibit index is located :   31

Total number of pages included in this filing:   39

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

       (2)  Not applicable.

  (b)  Financial information about industry segments

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

  (c)  Narrative description of businesses

       (1) Description of business done and intended to be done by dominant single industry

            (i) The principal products produced and methods of distribution are as follows:


                           (Continued)

            Chase Candy Division of Dye Candy Company produces a candy bar under the trade name of "Cherry Mash
            [Registered Trademark]". The bar is distributed in four case sizes:

            (1)  60 count pack
            (2)  12 boxes of 24 bars per box
            (3)  192 count shipper box
            (4)  96 count shipper box

            In addition to the regular size bar, a "mini-mash" is distributed in four case sizes:

            (1)  24 - 12 oz. bags
            (2)  6 jars - 60 bars per jar
            (3)  28 # wrapped bars
            (4)  22 # unwrapped bars
            (5)  18 - 12 oz. Collector's Tin

            The bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, and vendors. "Cherry Mash [Registered Trademark]" bars are marketed in the Midwest region of the United States. For the years ended June 30, 1997, 1996, and 1995, this division accounted for 54%, 52%, and 51%, respectively, of the consolidated revenue of Dye Candy Company.

            Poe Candy Division of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries. These products are distributed in bulk or packaged. Principal products include:

       (1)  Coconut Bon-Bons         (6)  Peanut brittle
       (2)  Coconut Stacks           (7)  Coconut cubes
       (3)  Home Style Poe Fudge     (8)  Peanut clusters
       (4)  Peco Flake               (9)  Champion Creme Drops
       (5)  Peanut Squares           (10) Jelly Candies

            The Poe line is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 1997, 1996, and 1995, this division accounted for 46%, 48%, and 49%, respectively, of the consolidated revenue of Dye Candy Company.

  (ii) Not applicable.

  (iii) Raw materials and packaging materials are produced on a national basis with products coming from most of the states of the United States. Raw materials and packaging materials are generally widely available, depending, of course, on common market influences.

                           (Continued)

  (iv) The largest single revenue producing product, the "Cherry Mash [Registered Trademark]" bar is protected by a trademark registered with the United States Government Patents Office. Management considers this trademark very important to the Company. The trademark was renewed during the fiscal year ended June 30, 1985.

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

  (vii) For the year ending June 30, 1997 and 1996 and 1995, Associated Wholesale Grocers of Springfield, Mo, accounted for 13.08%, 10.79% and 11.88% of gross sales, respectively. The loss of this customer would not have an adverse effect on the Company as customer purchases and distributes to retail outlets and these outlets would continue to demand products offered by Dye Candy Company.

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

ITEM 2 PROPERTIES

       The registrant operates out of two buildings consisting of the following:

       Chase and Poe Warehouse - This building located in St. Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facilities are currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse consists of a sixty-six year old building which is in fair condition and is adequate to meet present requirements. The warehouse has approximately 15,000 square feet.

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

ITEM 3 LEGAL PROCEEDINGS

       The Company is not, and has not been, a party in any material pending legal proceedings, other than ordinary litigation incidental to its business, during the fiscal year ended June 30, 1997, nor are any such proceedings contemplated.

ITEM 4 RESULTS OF VOTES OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended June 30, 1997.

                             PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

       (a)  Market information

            There is no established public trading market for the common stock (par value $1 per share) of the Company.

       (b)  Approximate number of security holders

            As of June 30, 1997, the latest practicable date, the approximate number of record holders of common stock was 1,439, including individual participants in security listings.

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

ITEM 6 SELECTED FINANCIAL DATA

       (a)  Last five years

                      06-30-97       06-30-96       06-30-95

(i)   Net  sales or
      operating revenue $2,317,501     $2,316,031     $2,235,656

(ii)  Income from
      continuing
      operations        $   50,174     $   63,703     $   60,146

(iii) Income (loss)
      from continuing
      operations per
      common share *    $  (.08)       $  (.07)       $  (.07)

(iv)  Total assets      $  836,871     $  815,954     $  797,909

(v)   Long-term debt    $  207,659     $  242,980     $      -

(vi)  Cash dividend
      declared per
      common share      $     -        $    -         $      -


                              06-30-94            06-30-93

(i)   Net  sales or
      operating revenue      $2,476,259          $2,531,740

(ii)  Income from
      continuing
      operations             $   25,421          $   95,015

(iii) Income (loss)
      from continuing
      operations per
      common share *         $    (.11)          $    (.03)

(iv)  Total assets           $  784,506          $  737,169

(v)   Long-term debt         $    -              $  302,802

(vi)  Cash dividend
      declared per
      common share           $    -              $      -


          (b) No additional years necessary to keep the summary from being misleading.


* Refer to Note 6, "Notes to Financial Statements" for computation of income (loss) from continuing operations per common share.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          (a & b)   Liquidity and capital resources

          Positive cash flows from operating activities were generated for fiscal years ended June 30, 1997, 1996 and 1995 in the amounts of $8,940, $104,944 and $116,893, respectively.

          At various times during the years, and in anticipation of heavier cash demands due to seasonal production, plant improvements, and/or major promotional programs, it is the Company's practice to invest in short term U.S. Treasury obligations or financial institution certificates of deposit. At June 30, 1997, the Company had $90,000 invested in short term certificates of deposit to meet the 1997 fall production season. No funds were invested in temporary investments at June 30, 1996 and 1995.

          The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated adjustments to inventory levels are made accordingly. In late spring 1997, predicted weather conditions dictated a future increase in peanut costs. Therefore, the Company purchased additional peanut inventory for its fall production season. In addition, the Company had $215,189 of outstanding raw material purchase commitments at June 30, 1997 compared to $269,000 at June 30, 1996. The above two factors increased raw material inventory at June 30, 1997. At June 30, 1996, raw material costs were declining, and accordingly, June 30, 1996 raw material inventory was lower than June 30, 1995. Packaging inventory is consistently maintained at a relatively higher balance than other inventories since packaging materials are continually purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. The modest increase in packaging supplies at June 30, 1997 is due to the purchase of a new packaging display case for distribution to convenience stores. Finished goods inventory increased from prior years due to timing of production to prepare for the fall sales. Finished goods are produced when it is most advantageous from a labor stand point and stored in the warehouse. Goods in process remained comparable to prior years.

          The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the past three years. The Company also continues to replace old equipment on a yearly basis in order to streamline operations. However, due to cash flow needs in other areas, the Company has not been able to update the equipment at any significant level. In June 1996, the Company purchased $69,443 of new equipment. The equipment was not in operation at June 30, 1996 but was ready for production in early fall of 1996. The equipment consists of a wrapper machine and metal detector. Additional expenditures of $5,113 were made during fiscal year ended June 30, 1997 to make the equipment completely operational. The Company spent an additional $59,783 during 1997 to update transportation equipment, add to leasehold improvements, and replace outdated equipment. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers in the next several years with no set target date.

                           (Continued)

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          For the past six years, the Company has not been indebted except for the series B notes. Of the original $630,000 Series B notes payable, $213,953 remain outstanding at June 30, 1997. The Company received approval effective December 20, 1995 to extend the notes to December 20, 2002 at the current 6% rate of interest. Of the $213,953 amount outstanding at June 30, 1997, $6,294 has been classified as a current liability and $207,659 is classified as long-term. Realizing the minimum yearly principal payment required by the note indenture will not satisfy the notes on December 20, 2002, the Company has accelerated the principal payments on the notes during the past two fiscal years. It is anticipated that acceleration of principal payments will continue if cash is not required for operations and equipment replacement.

          The Company's lease on its manufacturing facility expired March 31, 1995. The lease was renewed effective April 1, 1995 for a period of 10 years at $2,955 per month.

     (c)  Results of Operations

          Under the leadership of the CEO and his sales staff, the Company has now stabilized its customer base as well as the cost of sales, selling, and general and administrative expenses. Consequently there are no significant fluctuations in the above expense categories in the past three years. Certainly some customers have been lost, but those have been replaced. The Company continues to look for new markets but only when the addition of a new market is profitable.

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

          The effects of the Tax Reform Act of 1986 on the Company's liquidity and results of operations for the years ending June 30, 1995 through 1997 were immaterial and therefore the Company did not feel it necessary to record any deferred taxes as the result of the Tax Reform Act. As of the date of this filing, the Company does not feel that future years' liquidity and operations will be adversely affected by the Taxpayer Relief Act of 1997. In addition, the Company does not feel that any accounting changes, as proposed by the Financial Accounting Standards Board, with effective dates after the date of this report, will have a material effect on future financial statements of the Company.



                           (Continued)

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

          Not applicable.  Refer to Note 7, "Notes to Financial
          Statements" for fair value of financial instruments as of June 30, 1997.


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Financial statements meeting the requirements of Regulation S-X are contained on pages 11 through 25 of the filing.

          (a)  Selected quarterly financial data

               Exempt from requirements per second major condition for smaller companies.

          (b)  Information about oil and gas producing activities

               Registrant is not engaged in any oil and gas producing activities.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable. There has been no change in accountants for approximately twenty-two years and no disagreements on accounting or financial disclosure.

                   INDEPENDENT AUDITOR'S REPORT




Board of Directors
Chase General Corporation
St. Joseph, Missouri



We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.





St. Joseph, Missouri
August 21, 1997

             CHASE GENERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and 1996

                              ASSETS

                                                      1997          1996
CURRENT ASSETS
  Cash and cash equivalents                        $ 141,657     $236,316
  Trade receivables, less
    allowance for doubtful
    accounts of $12,714 in 1997
    and $12,757 in 1996                               83,579       74,754
  Inventories:
    Finished goods                                    89,725       51,204
    Goods in process                                   3,560        2,024
    Raw materials                                     92,975       42,189
    Packaging materials                              115,251      104,565
  Prepaid expense                                     39,791       42,659
  Prepaid income taxes                                 5,996            -
    Total current assets                             572,534      553,711

PROPERTY AND EQUIPMENT
  Land                                                35,000       35,000
  Buildings                                           76,273       76,273
  Machinery and equipment                            628,844      593,754
  Trucks and autos                                    91,824       87,683
  Office equipment                                    32,100       30,155
  Leasehold improvements                             121,356      119,146
    Total, at cost                                   985,397      942,011
  Less accumulated depreciation                      721,060      679,768

    Total property and equipment                     264,337      262,243



TOTAL ASSETS                                        $836,871     $815,954

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1997          1996
CURRENT LIABILITIES
  Accounts payable                                 $  59,162    $  46,943
  Series B notes payable, related
    parties current maturities                         2,266        3,483
  Series B notes payable, unrelated
    parties current maturities                         4,028        6,193
  Income tax payable                                       -        2,164
  Accrued expense:
    Interest                                          13,998       16,214
    Other                                             24,685       23,078

*   Total current liabilities                        104,139       98,075

LONG-TERM LIABILITIES
  Series B notes payable, related
    parties less current maturities
    above                                             75,177       87,969
  Series B notes payable, unrelated
    parties less current maturities
    above                                            132,482      155,011

      Total long-term liabilities                    207,659      242,980

      Total liabilities                              311,798      341,055

STOCKHOLDERS' EQUITY
  Capital stock issued and outstanding:
    Prior cumulative preferred stock,
    $5 par value:
      Series A (liquidation preference
        $1,155,000 and $1,125,000
        respectively)                                500,000      500,000
      Series B (liquidation preference
        $ 1,110,000 and $1,080,000
        respectively)                                500,000      500,000
    Cumulative preferred stock,
      $20 par value:
      Series A (liquidation preference
        $2,794,951 and $2,736,418
        respectively)                              1,170,660    1,170,660
      Series B (liquidation preference
        $455,487 and $445,948
        respectively)                                190,780      190,780
    Common stock, $1 par value                       969,834      969,834
  Paid-in capital in excess of par                 3,134,722    3,134,722
  Accumulated deficit                            (5,940,923)  (5,991,097)

      Total stockholders' equity                     525,073      474,899


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                          $  836,871   $  815,954

     These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
             Years Ended June 30, 1997, 1996 and 1995


                                        1997         1996          1995

NET SALES                             $2,317,501  $2,316,031   $2,235,656

COST OF SALES                          1,787,350   1,771,381    1,715,729

 Gross profit                            530,151     544,650      519,927

OPERATING EXPENSES
 Selling expense                         302,871     295,561      277,540
 General and administrative
   expense                               156,697     156,875      155,567

   Total operating expenses              459,568     452,436      433,107

      Income from operations              70,583      92,214       86,820

OTHER INCOME (EXPENSE)
 Interest income                           7,388       6,362        7,011
 Miscellaneous income                      1,272       1,643        1,407
 Loss on disposal of equipment                 -        (69)        (128)
 Interest expense                       (13,998)    (16,214)     (17,718)

   Total other income
      (expense)                          (5,338)     (8,278)      (9,428)

      Income before income
        taxes                             65,245      83,936       77,392

PROVISION FOR INCOME TAXES                15,071      20,233       17,246

NET INCOME                               $50,174     $63,703      $60,146

(LOSS) PER SHARE OF COMMON
   STOCK                                 $ (.08)     $ (.07)      $ (.07)






     These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             Years Ended June 30, 1997, 1996 and 1995


                        Prior Cumulative         Cumulative
                        Preferred Stock       Preferred Stock
                      Series A   Series B    Series A  Series B


BALANCE (DEFICIT),
JULY 1, 1994         $500,000    $500,000    $1,170,660  $190,780

   Net income            -           -           -          -

BALANCE (DEFICIT),
JUNE 30, 1995         500,000     500,000     1,170,660   190,780

   Net income            -           -           -           -

BALANCE (DEFICIT),
JUNE 30, 1996         500,000     500,000     1,170,660   190,780

   Net income            -           -           -          -

BALANCE (DEFICIT),
JUNE 30, 1997      $  500,000    $500,000   $ 1,170,660 $ 190,780



                                 Common    Paid-in     Accumulated
                                 Stock     Capital       Deficit     Total


BALANCE (DEFICIT),
JULY 1, 1994                  $969,834  $3,134,722  $(6,114,946)    $351,050

   Net income                        -           -        60,146      60,146

BALANCE (DEFICIT),
JUNE 30, 1995                  969,834   3,134,722   (6,054,800)     411,196

   Net income                        -           -        63,703      63,703

BALANCE (DEFICIT),
JUNE 30, 1996                  969,834   3,134,722   (5,991,097)     474,899

   Net income                        -           -        50,174      50,174

BALANCE (DEFICIT),
JUNE 30, 1997                 $969,834  $3,134,722  $(5,940,923)   $ 525,073



     These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             Years Ended June 30, 1997, 1996 and 1995


                                            1997       1996        1995

CASH FLOWS FROM OPERATING
ACTIVITIES
 Collections from customers             $2,305,349 $2,305,712  $2,239,899
 Interest received                           7,388      6,362       7,011
 Other income                                1,272      1,643       1,407
 Income tax refunds                              -          -      33,435
 Cost of sales, selling,
   general and administrative
   expenses paid                       (2,265,624)(2,161,733) (2,141,693)
 Interest paid                            (16,214)   (17,718)    (18,693)
 Income tax paid                          (23,231)   (29,322)     (4,473)

   Net cash provided by
   operating activities                      8,940    104,944     116,893

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of U.S. Treasury
   obligation                                    -   (99,308)   (100,827)
 Purchase of certificate of
   deposit                                       -  (100,000)           -
 Purchases of property and
   equipment                              (64,896)  (134,052)    (10,161)
 Proceeds on redemption of U.S.
   Treasury obligation                           -     99,308     200,020
 Proceeds on redemption of
   certificate of deposit                        -    100,000           -

   Net cash provided by (used in)
     investing activities                 (64,896)  (134,052)      89,032

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes
 payable, Series B                        (38,703)   (35,146)    (15,000)

   Net cash used in financing
   activities                             (38,703)   (35,146)    (15,000)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     (94,659)   (64,254)     190,925

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                         236,316    300,570     109,645

CASH AND CASH EQUIVALENTS,
 END OF YEAR                              $141,657   $236,316    $300,570

                                            1997       1996        1995

RECONCILIATION OF NET INCOME
 TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES

   Net income                             $ 50,174   $ 63,703    $ 60,146

 Adjustments to reconcile
 net income to net cash provided
 by operating activities:
   Depreciation                             62,802     41,670      42,903
   Loss on disposal of equipment                 -         69         128
   Provision for doubtful accounts           3,327      6,416      10,033
   Effects of changes in
     operating assets and
     liabilities:
      Trade accounts receivable           (12,152)   (10,319)      4,243
      Inventories                        (101,529)    10,321      (7,709)
      Prepaid expense                       2,868      3,596       3,937
      Prepaid income taxes                 (5,996)         -      34,955
      Accounts payable                     12,219      1,180     (41,904)
      Income tax payable                   (2,164)    (9,089)     11,253
      Accrued liabilities                    (609)    (2,603)     (1,092)

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                       $8,940   $104,944    $116,893





     These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Chase General Corporation was incorporated on November 6, 1944 in the State of Missouri for the purpose of manufacturing confectionery products. The Company grants credit terms to substantially all customers, consisting of repackers, grocery accounts, and national syndicate accounts, who are primarily located in the Midwest region of the United States. The Company's fiscal year ends June 30. Significant accounting policies followed by the Company are presented below:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Dye Candy Company. All intercompany transactions and balances have been eliminated in consolidation.

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

For the year ending June 30, 1997, June 30, 1996 and June 30,
1995 one customer accounted for 13.08%, 10.79%, and 11.88% of the gross sales respectively.

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

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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


For the years ending June 30, 1997, 1996 and 1995, the depreciation expense was $62,802, $41,670 and $42,903, respectively.


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

Pursuant to a supplemental indenture, dated April 1, 1968 and executed in compliance with a request by Yantis & Co. in furtherance of the winding-up of its affairs, the original notes aggregating $680,000 were reissued in two series designated as A and B, respectively. The Series A notes aggregating $50,000 had priority and were retired during the year ended June 30, 1984. The Series B notes totaling $630,000 are held by the former shareholders of Yantis & Co. During the years ended June 30, 1997 and 1996, $38,703 and $35,146 principal was paid on the Series B notes, respectively.

As of June 30, 1997 and 1996, the outstanding Series B notes total $213,953 and $252,656, respectively. Of these amounts
$77,443 and $91,452 are owed to officers and directors of the Company.

The Company has agreed to secure the payment of principal and interest on the notes by the pledge of the capital stock of Dye
Candy Company under an indenture dated December 1, 1967, and supplemental indenture dated June 30, 1970.

The indenture provides for a sinking fund deposit to be made by the Company each year of not less than one-fourth of the Company's fiscal year "surplus net earnings," which exceeds the amount of interest required to be paid on the outstanding notes. If at any time the sinking fund deposits aggregate $10,000 or more, the same will be applied to prepayment of the notes outstanding. At June 30, 1997 and 1996, all sinking fund deposits had been disbursed to the noteholders. The "surplus net earnings" is the amount by which the consolidated net income, after adding back the current year's interest on the outstanding notes, exceeds a $25,000 working capital reserve.

See Note 2 for computation of "surplus net earnings" and sinking fund requirements for years ended June 30, 1997, 1996 and 1995.

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


NOTE 2 - "SURPLUS NET EARNINGS" AND SINKING FUND REQUIREMENTS

The following is an analysis of the computation of the "surplus net earnings" and sinking fund requirements for years ended June
30:

                                             1997       1996       1995
NET INCOME (LOSS)
 Chase General Corporation                $(14,737)  $(18,655)  $(18,922)
 Dye Candy Company                          64,911     82,358     79,068

   Consolidated net income                  50,174     63,703     60,146

NON-ALLOWANCE EXPENSE DEDUCTION
 Interest on indebtedness                   13,998     16,214     17,718

   Net income basis for
   "surplus net earnings"                   64,172     79,917     77,864

DEDUCTIONS FROM INCOME BASIS
 Set aside as reserve for
 accumulation of working capital            25,000     25,000     25,000

   "Surplus net earnings"                   39,172     54,917     52,864

INTEREST PAYMENT REQUIRED                   13,998     16,214     17,718

EXCESS "SURPLUS NET EARNINGS"
OVER INTEREST PAYMENT REQUIRED             $25,174    $38,703    $35,146

SINKING FUND REQUIREMENT                   $ 6,294    $ 9,676    $ 8,787

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - COMMITMENTS

Dye Candy Company leases its manufacturing facilities located at 3600 Leonard Road, St. Joseph, Missouri. The original lease, which commenced March 31, 1975, was for a twenty-year period and required a monthly rental fee of $2,263, payable on the first day of each calendar month. This lease was renegotiated effective April 1, 1995 for 10 years at $2,955 per month. Rental expense for the years ended June 30, 1997, 1996 and 1995 totaled $35,460, $37,723 and $29,232, respectively and is included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30, 1998     $    35,460
Year ending June 30, 1999          35,460
Year ending June 30, 2000          35,460
Year ending June 30, 2001          35,460
Year ending June 30, 2002          35,460
Later years                        97,515

     Total                    $   274,815


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

As of June 30, 1997, the Company had purchase commitments with two vendors for approximately $215,189.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 1997 and 1996 is as follows:

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
  Reserved for conversion of
     Preferred Stock -
     1,030,166 shares


Cumulative Preferred Stock dividends in arrears at June 30, 1997 and 1996, totaled $5,515,438 and $5,387,366, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30:

                                             1997           1996

6% Convertible
     Series A                                $12            $11
     Series B                                 11             11

5% Convertible
     Series A                                 48             47
     Series B                                 48             47


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


NOTE 5 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following as of June 30:

                          1997           1996          1995

Federal income tax  $    10,630    $    15,420    $    13,204
State income tax          3,814          4,813          4,013
Correction of prior
     year provision         627            -               29

  Total provision   $    15,071    $    20,233    $    17,246

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - (LOSS) PER SHARE OF COMMON STOCK

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:


                          1997           1996           1995
Net income          $    50,174    $    63,703    $    60,146

Preferred dividend
  requirements:
     6% Prior
     Cumulative
     Preferred,
     $5 par value        60,000         60,000         60,000

     5% Convertible
     Cumulative
     Preferred,
     $20 par value       68,072         68,072         68,072

     Total dividend
      requirements       128,072        128,072        128,072

     Net loss -
     common
     stockholders   $    (77,898)  $    (64,369)  $    (67,926)

     Weighted
     average of
     outstanding
     common shares       969,834        969,834        969,834

     Loss per share $    (.08)     $    (.07)     $    (.07)


No computation was made on common stock equivalents outstanding at year-end because earnings per share would be anti-dilutive.

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                             PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Directors

          Name           Age       Periods of Service   Terms
                                   as Director

     W.A. Yantis, III    54        1980 to present     One year
     Barry M. Yantis     52        1980 to present     One year
     Brian A. Yantis     49        07-16-86 to present One year

     An insufficient number of proxies were returned by the shareholders for the January 24, 1997 annual stockholder meeting. Therefore, the Directors noted above are continuing for an additional one year term or until a successor is elected.

     See Item 10(b) for offices held by Barry M. Yantis and Brian
     A. Yantis. W.A. Yantis, III has never held an office with the Company.

     (b)  Executive Officers
                                        Years of
                                        Service as
     Name           Age       Position  an Officer     Term

Barry M. Yantis     52   President and       17   Until successor
                         Treasurer                     elected

Brian A. Yantis     49   Vice-President      6    Until successor
                         and Secretary                 elected


     (c)  Certain Significant Employees

          There are no significant employees other than above.

     (d)  Family Relationships

          W. A. Yantis, III, Barry M. Yantis, and Brian A. Yantis are brothers.

     (e)  Business Experience

          (1) Barry M. Yantis, president and treasurer has been an officer of the Company for seventeen years, twelve years as vice-president and six years as president. He has been on the board of directors for seventeen years and has been associated with the candy business for twenty-two years.

               Brian A. Yantis, vice-president and secretary has been an officer of the Company for six years as vice-president and since May 1992 as secretary.
               He has been associated with the insurance business for twenty-five years and has been a Vice-President of Rollins, Burdick, and Hunter in Chicago, Illinois during the past ten years.

                           (Continued)

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          (CONTINUED)

          (e)  Business Experience (Continued)

               W.A. Yantis III, has served as a board member of Chase General Corporation for seventeen years. He has held the position of account manager for Prudential Insurance Company Asset Management Group in Newark, New Jersey during the past two years and in Chicago, Illinois during the prior eight years.

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

     (b)
                    Summary Compensation Table

                                      Annual Compensation
Name and                                          Other
Principal            Fiscal                      Annual
Position            Year End   Salary   Bonus  Compensation

Barry M. Yantis   1) 06-30-97 $103,025  $11,250   $2,240

Barry M. Yantis   1) 06-30-96 $90,950   $10,800   $2,100

Barry M. Yantis   1) 06-30-95 $91,000   $10,000   $1,840

                      Long Term Compensation
                           Awards              Payouts
Name and       Restricted
Principal         Stock       Option/     LTIP      All other
Position          Award (s)   SARs (#)  Payouts   Compensation

Barry M. Yantis          -       -           -         -

Barry M. Yantis          -       -           -         -

Barry M. Yantis          -       -           -         -


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

               Not applicable

          (e)  Long-term incentive awards table

               Not applicable

          (f)  Defined benefit or actuarial plan disclosure

               Not applicable

          (g)  Compensation of Directors

               Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 1997, $581, $124 and $-0-of travel expenses were reimbursed to board members, W.A. Yantis III, Brian A. Yantis, and Barry M. Yantis, respectively.

          (h) Employment contracts and termination of employment and change in control arrangements

               No employment contracts exist with any executive officers. In addition, there are no contracts currently in place regarding termination of employment or change in control arrangements.

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


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                        Amounts
                                          and
                                        Nature
                                          of
                                        Beneficial
Title of Class      Name and Address    Ownership      % of Class

(a)  Security ownership of certain beneficial owners

Common; par value
$1 per share        Barry Yantis        97,192/1/        8.4%/2/
                    5605 Osage Drive
                    St. Joseph, Mo.
                    64503

                    Brian Yantis        97,192/1/       8.4%/2/
                    1210 E. Clarendon
                    Arlington Heights, IL.
                    60004

                    W.A. Yantis III     97,193/1/       8.4%/2/
                    29 Calais Rd.
                    Mendham, N.J.
                    07945

(b)  Security ownership of management

Common; par value
$1 per share        All directors and   110,856         11.4%
                    officers as a group

Prior Cumulative    All directors and   21,533          21.5%
Preferred,          officers
$5 par value:
Series A, as a group
6% convertible

Prior Cumulative    All directors and   21,533          21.5%
Preferred           officers
$5 par value:
Series B, as a group
6% convertible

Cumulative Preferred, All directors     3,017            5.2%
$20 par value:        and officers
Series A,             as a group
$5 convertible


                           (Continued)

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)

                                        Amounts
                                          and
                                        Nature
                                          of
                                        Beneficial
Title of Class      Name and Address    Ownership      % of Class

Cumulative Preferred, All directors        630              6.6%
$20 par value:        and officers
Series B,             as a group
$5 convertible

     (1) Includes 180,721 shares which could be received within 30 days upon conversion of preferred stock.

     (2) Reflects the percentage 291,577 shares would represent if the 180,721 shares above were converted to common stock.

          (c)  No known change of control is anticipated.


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

          (d)  Transactions with promoters

               Not applicable




                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

          (a)  Documents filed as part of the Form 10-K

               (1) The following are included in Part II of this report:

                                                      Page Number

               Independent Auditor's Report                    11
               Consolidated Balance Sheets - June 30,
                    1997 and 1996                         12 - 13
               Consolidated Statements of Operations for
                    the years ended June 30, 1997, 1996,
                    and 1995                                   14
               Consolidated Statements of Stockholders'
                    Equity for the years ended June 30,
                    1997, 1996, and 1995                       15
               Consolidated Statements of Cash Flows for
                    the years ended June 30, 1997, 1996,
                    and 1995                              16 - 17
               Summary of Significant Accounting
                    Policies                              18 - 19
               Notes to Consolidated Financial
                    Statements                            20 - 25

               (2) The following are included in Part IV of this report:

                                                      Page Number

               Independent Auditor's Report on
                    Supplemental Schedules                     33

               Schedule   I:  Condensed Financial
                    Information of Registrant             34 - 37

               Schedule  II:  Valuation and Qualifying
                    Accounts, June 30, 1997, 1996, and
                    1995                                       38


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1997.

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

          (d) Financial statement schedules required by Regulation S-X

               Schedules required by Regulation S-X contained on page 34 through 38 have been excluded from the annual report to the shareholders.

               SUPPLEMENTAL INFORMATION TO BE FURNISHED, FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

               (1)  With this filing, the Registrant is
                    furnishing to the Commission four (4) copies of the Proxy Statement regarding the January 24, 1997 annual meeting mailed to security holders during the 1997 fiscal year.

               (2) During 1998 fiscal year, the Registrant will furnish a copy of the annual report and any Proxy information to the Commission at time the aforementioned are mailed to security holders.

      INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULES


In connection with the audit of the consolidated financial statements of Chase General Corporation and Subsidiary, we have also audited supplemental schedules I and II. In our opinion, these schedules present fairly the financial position as set forth therein, in conformity with generally accepted accounting principles.





St. Joseph, Missouri
August 21, 1997

                                                       SCHEDULE I

             CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                    CHASE GENERAL CORPORATION
                        (Registrant Only)
                     CONDENSED BALANCE SHEETS
                      June 30, 1997 and 1996

                              ASSETS

                                                       1997       1996

Income tax refund receivable                      $   4,153    $   5,853
Investment in subsidiary - at equity                748,871      737,916

TOTAL ASSETS                                      $ 753,024    $ 743,769

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Series B notes payable and accrued
 interest, unrelated parties                      $ 145,441    $ 171,549
Series B notes payable and accrued
 interest, related parties                           82,510       97,321

   Total liabilities                                227,951      268,870

Capital stock                                     3,331,274    3,331,274
Paid in capital in excess of par                  3,134,722    3,134,722
Accumulated (deficit)                            (5,940,923)  (5,991,097)

 Total stockholders' equity                         525,073      474,899

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                           $   753,024    $ 743,769


(1) The restricted assets of 100% consolidated subsidiary, Dye Candy Company, are $836,871 and $815,954 as of June 30, 1997 and 1996, respectively. See "Notes to Financial Statements" in Part II of this report for restrictions.

(2) No cash dividends have been paid by the registrants' wholly-owned subsidiary, Dye Candy Company, during the past three fiscal years.





                           (Continued)

                                                       SCHEDULE I
                                                      (Continued)


             CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CHASE GENERAL CORPORATION
                        (Registrant Only)
                CONDENSED STATEMENTS OF OPERATIONS
             Years Ended June 30, 1997, 1996 and 1995

                                             1997       1996       1995
REVENUE

Equity in net income
 of subsidiary                            $64,911    $82,358     $79,068

    Total revenue                          64,911     82,358      79,068

EXPENSE

 General and administrative                 4,892      8,294       6,617
 Interest                                  13,998     16,214      17,718

    Total expense                          18,890     24,508      24,335

    Income before income
      taxes                                46,021     57,850      54,733

PROVISION (CREDIT) FOR
 INCOME TAXES                              (4,153)    (5,853)     (5,413)

NET INCOME                                $50,174    $63,703     $60,146








                           (Continued)

                                                       SCHEDULE I
                                                      (Continued)


             CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CHASE GENERAL CORPORATION
                        (Registrant Only)
                CONDENSED STATEMENTS OF CASH FLOWS
             Years Ended June 30, 1997, 1996 and 1995


                                             1997       1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES

 General and administrative
    expenses paid                         $(4,892)   $(8,294)    $(6,617)
 Interest paid                            (16,214)   (17,718)    (18,693)
 Income tax refund received                 5,853      5,413       5,742

    Net cash used in
      operating activities                (15,253)   (20,599)    (19,568)

CASH FLOWS FROM INVESTING ACTIVITIES

 Advances received from
   wholly owned subsidiary                 53,956     55,745      34,568

CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payments on
   Series B notes payable                 (38,703)   (35,146)    (15,000)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                               -          -           -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                              -          -           -

CASH AND CASH EQUIVALENTS,
 END OF YEAR                              $     -    $     -     $     -







                           (Continued)

                                                       SCHEDULE I
                                                      (Continued)


             CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CHASE GENERAL CORPORATION
                        (Registrant Only)
                CONDENSED STATEMENTS OF CASH FLOWS
             Years Ended June 30, 1997, 1996 and 1995


                                             1997       1996        1995

RECONCILIATION OF NET INCOME TO NET
 CASH USED IN OPERATING ACTIVITIES

 Net income                               $50,174    $63,703     $60,146
 Adjustments to reconcile
   net income to net cash
   used in operating
   activities:
     Net income from wholly
      owned subsidiary                    (64,911)   (82,358)    (79,068)
    Effects of changes in
    operating assets and
     liabilities:
       Accrued interest                    (2,216)    (1,504)       (975)
       Income tax refund
        receivable                          1,700       (440)        329

NET CASH USED IN
OPERATING ACTIVITIES                     $(15,253)  $(20,599)   $(19,568)







     This information should be read only in connection with the accompanying independent auditor's report on supplemental schedules.

                                                      SCHEDULE II




           CHASE GENERAL CORPORATION AND ITS SUBSIDIARY
                VALUATION AND QUALIFYING ACCOUNTS
                  June 30, 1997, 1996, and 1995


Column A                Column B     Column C      Column D     Column E
                                     Additions

                       Balance at   Charged to                   Balance
                       Beginning    Costs and                    at end
Description            of Period     Expenses    Deductions*   of Period

Valuation
accounts
deducted from
assets to which
they apply for
doubtful
accounts
receivable:

June 30,
1997                     $12,757        $3,327        $3,370     $12,714

June 30,
1996                      12,216         6,416         5,875      12,757

June 30,
1995                      13,496        10,033        11,313      12,216


* Represents accounts written off, net of (recoveries), for the respective years.






  This information should be read only in connection with the accompanying independent auditor's report on supplemental schedules.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHASE GENERAL CORPORATION
                              (Registrant)


Date:  10/3/97                  By:  /s/ Barry M. Yantis
                                Barry M. Yantis, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

                           President, Treasurer (Principal
                           Executive Officer and Chief
                           Financial and Accounting Officer)
                           and Director
/s/ Barry M. Yantis
Barry M. Yantis                                Date:  10/3/97


                           Vice-President, Secretary and
                           Director
/s/ Brian A. Yantis
Brian A. Yantis                                Date:  10/3/97