Form 10-Q
period 1997-09-30
CHASE GENERAL CORP
filed 1997-12-01
CIK 15357

FORM 10-Q


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

         QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     Yes       X         No


Indicate the number of shares outstanding of the issuer's Common
Stock, as of the latest practicable date: 969,834 shares of the Company's common stock ($1.00 par value) were outstanding.

                    CHASE GENERAL CORPORATION

                              Index

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets - September 30, 1997
          (Unaudited) and June 30, 1997                         3

     Consolidated Condensed Statements of Operations -
          First quarter ended September 30, 1997 and
          1996 (Unaudited)                                      5

     Consolidated Condensed Statements of Cash Flows -
          First quarter ended September 30, 1997 and
          1996 (Unaudited)                                      6

     Notes to Consolidated Condensed Financial Statements       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9

Part II - Other Information

     Item 3.  Defaults Upon Senior Securities                  10

     Item 6.  Exhibits and Reports on Form 8-K                 10

                  PART I  FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
               September 30, 1997 and June 30, 1997

                              ASSETS

                                 September 30,    June 30,
                                   1997             1997
                                (Unaudited)
CURRENT ASSETS

Cash                               $ 85,266       $141,657
Receivables, net of allowance       196,109         83,579
Inventories:
     Finished goods                 241,091         89,725
     Goods in process                11,921          3,560
     Raw materials                   58,720         92,975
     Packaging materials             95,406        115,251
Prepaid expense                       8,614         39,791
Prepaid income taxes                  6,918          5,996

     Total current assets           704,045        572,534

PROPERTY AND EQUIPMENT - AT COST    985,997        985,397
     Less accumulated depreciation  736,288        721,060
       Total property and equipment 249,709        264,337



TOTAL ASSETS                       $953,754       $836,871

               LIABILITIES AND STOCKHOLDERS' EQUITY

                             September 30,     June 30,
                                1997            1997
                             (Unaudited)

CURRENT LIABILITIES

Accounts payable              $161,995       $ 59,162
Notes payable, Series B,
  current maturities             6,294          6,294
Accrued expenses                56,435         38,683

   Total current liabilities   224,724        104,139

LONG-TERM LIABILITIES

Notes payable, Series B,
  less current maturities
  above                        207,659       207,659

     Total liabilities         432,383       311,798

STOCKHOLDERS' EQUITY

Capital stock issued and outstanding:
     Prior cumulative preferred
     stock, $5 par value:
       Series A (liquidation
       preference $1,162,500
       and $1,155,000
       respectively)           500,000        500,000
     Series B (liquidation
       preference $1,117,500
       and $1,110,000
       respectively)           500,000        500,000
     Cumulative preferred
      stock, $20 par value:
     Series A (liquidation
      preference $2,809,584
      and $2,794,951
      respectively)           1,170,660      1,170,660
     Series B (liquidation
      preference $457,872 and
      $455,487 respectively)    190,780        190,780
     Common stock, $1 par value 969,834        969,834
Paid-in capital in excess
       of par                 3,134,722       3,134,722
Retained earnings (deficit)  (5,944,625)     (5,940,923)

Total stockholders' equity      521,371         525,073

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY          $ 953,754      $  836,871

    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                             First Quarter Ended
                                                 September 30
                                          1997           1996

NET SALES                               $477,152       $532,263

COST OF SALES                            366,662        400,395

     Gross profit                        110,490        131,868

OPERATING EXPENSES

     Selling expense                      68,153        59,798
     General and administrative expense   44,789        36,853

       Total operating expenses          112,942        96,651

       Income (loss) from operations      (2,452)       35,217

OTHER INCOME (EXPENSE)                    (2,172)       (2,944)

       Income (loss) before income taxes  (4,624)       32,273

PROVISION (CREDIT) FOR INCOME TAXES         (922)       6,435

NET INCOME (LOSS)                       $ (3,702)      $25,838

LOSS PER SHARE                          $   (.04)      $  (.01)


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)


                                          First Quarter Ended
                                               September 30
                                          1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the quarter       $ (3,702)      $ 25,838

Adjustments to reconcile net
income to net cash used in
operating activities:
     Depreciation and amortization         15,228       12,660
     Provision for doubtful accounts        1,605        1,605
     Effects of changes in
       operating assets and liabilities:
          Accounts receivable           (114,135)      (169,902)
          Inventory                     (105,627)      (199,163)
          Prepaid expenses                30,255         33,603
          Accounts payable               102,833        181,374
          Accrued liabilities             17,752         14,577

           Net cash used in operating
            activities                   (55,791)       (99,408)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and
          equipment                         (600)        (7,557)

NET DECREASE IN CASH                     (56,391)      (106,965)

CASH, BEGINNING OF QUARTER               141,657        236,316

CASH, END OF QUARTER                    $ 85,266       $129,351




    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

A summary of the company's significant accounting policies is presented on page 8 (not shown) of its 1997 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the quarter ended September 30, 1997.

In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General
Corporation's financial position as of September 30, 1997 and June 30, 1997 and the results of its operations and its cash flows for the first quarter ended September 30, 1997 and 1996.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 2 - LOSS PER SHARE

Loss per share was computed on the weighted average of outstanding common shares as follows:

                                          First Quarter Ended
                                              September 30
                                          1997            1996

Net income (loss)                       $  (3,702)     $ 25,838

Preferred dividend requirements:
  6% Prior Cumulative Preferred,
   $5 par value                            15,000        15,000
  5% Convertible Cumulative
   Preferred, $20 par value                17,018        17,018

     Total dividend requirements           32,018        32,018

          Loss - common shareholders    $ (35,720)     $ (6,180)

     Weighted average of outstanding
       common shares                      969,834       969,834

     Loss per share                     $    (.04)     $   (.01)


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

RESULTS OF OPERATIONS

First Quarter ended September 30, 1997 and 1996

Sales - The Company had no unusual transactions for the first quarter ended September 30, 1997. The Company realized a gross profit percentage of 23.16% and 24.77% for the first quarter ended September 30, 1997 and 1996, respectively. Consolidated net sales for the quarter ended September 30, 1997, of $477,152 were 10% under the $532,263 in 1996's first quarter. No major customer was lost during this period. However, due to a dispute on delivery from a year ago, a customer whose sales were $25,000 last year was not given the opportunity to reorder this year. In addition, another customer overbought candy a year ago and 28% of the order was returned in a subsequent period. This year their order reflected the reduced quantity.

Expenses - Selling, general and administrative were 23.67% of sales in the quarter ended September 30 1997 compared to 18.16% in the first quarter of 1996. The percentage increase in 1997 resulted primarily from increase in office wages, professional fees and commissions.

Inventories and accounts payable are higher than at June 30, 1997 since the Company is entering their busy cycle of the year.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company has no commitments for capitalized expenditures. Working capital amounted to $479,000 at September 30, 1997 versus $468,000 at June 30, 1997. Cash decreased $56,391 as a result of an increase in inventories caused by the seasonal build-up.

The officers of the Company and legal counsel continue to discuss liquidity and capital resource options to resolve the $5 million cumulative preferred stock dividends in arrears.

                    PART II  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


Item 3.   DEFAULTS UPON SENIOR SECURITIES

     a.   None

     b. The total cumulative preferred stock dividends in arrears at September 30, 1997 is $5,547,456.

Item 6.   EXHIBITS AND REPORTS ON FORM 8.K.

     a.   Exhibits - None

     b. Reports on Form 8-K: There were no reports on Form 8-K filed during July, August, September, 1997.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant



December 1, 1997                   /s/ Barry M. Yantis
Date                               Barry M. Yantis
                                   President and Chief Financial
                                   Officer