Form 10-Q
period 1997-12-31
CHASE GENERAL CORP
filed 1998-03-02
CIK 15357

FORM 10-Q


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                              Yes  X      No ____


Indicate the number of shares outstanding of the issuer's Common
Stock, as of the latest practicable date: 969,834 shares of the Company's common stock ($1.00 par value) were outstanding

                    CHASE GENERAL CORPORATION

                              INDEX

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets - December 31, 1997
     (Unaudited) and June 30, 1997 . . . . . . . . . . . . . . .3

   Consolidated Condensed Statements of Operations
     Six months ended December 31, 1997 and 1996
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .5

   Consolidated Condensed Statements of Operations -
     Three months ended December 31, 1997 and 1996
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .6

   Consolidated Condensed Statements of Cash Flows -
     Six months ended December 31, 1997 and 1996
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .7

   Notes to Consolidated Condensed Financial Statements. . . . .8

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . .9

Part II - Other Information

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . 10

  Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . 10

                  PART I.  FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
               DECEMBER 31, 1997 AND JUNE 30, 1997

                                DECEMBER 31,        JUNE 30,
                                   1997              1997
                                (Unaudited)
CURRENT ASSETS
  Cash                           $   278,671   $    141,657
  Receivables, net of allowance      112,750         83,579
  Inventories:
     Finished goods                   29,251         89,725
     Goods in process                  6,295          3,560
     Raw materials                   101,315         92,975
     Packaging materials             103,003        115,251
  Prepaid expense                      2,430         39,791
  Prepaid income taxes                    --          5,996
     Total current assets            633,715        572,534

PROPERTY AND EQUIPMENT - AT COST   1,000,461        985,397
  Less accumulated depreciation      742,080        721,060
     Total property and equipment    258,381        264,337


TOTAL ASSETS                     $   892,096     $  836,871

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                 DECEMBER 31,     JUNE 30,
                                    1997           1997
                                 (Unaudited)
CURRENT LIABILITIES
  Accounts payable                 $  48,974      $   59,162
  Notes payable, Series B
    current maturities                    --           6,294
  Accrued expense                     20,103          38,683
  Estimated liability for
    income taxes                      29,524              --
      Total current liabilities       98,601         104,139

LONG-TERM LIABILITIES
  Notes payable, Series B, less
    current maturities above         185,305         207,659
       Total liabilities             283,906         311,798

STOCKHOLDERS' EQUITY
  Capital stock issued and
    outstanding:
       Prior cumulative preferred
         stock, $5 par value:
           Series A (liquidation
             preference $1,170,000
             and $1,155,000
             respectively)           500,000         500,000
           Series B (liquidation
             preference $1,125,000
             and $1,110,000
             respectively)           500,000         500,000
       Cumulative preferred stock,
        $20 par value:
           Series A (liquidation
             preference $2,824,217
             and $2,794,951
             respectively)         1,170,660       1,170,660
           Series B (liquidation
             preference $460,257
             and $455,487
             respectively)           190,780         190,780
       Common stock, $1 par value    969,834         969,834
  Paid-in capital in excess
    of par                         3,134,722       3,134,722
  Retained earnings (deficit)     (5,857,806)     (5,940,923)

      Total stockholders' equity     608,190         525,073

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            $    892,096      $  836,871


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)


                                          SIX MONTHS ENDED
                                             DECEMBER 31
                                        1997             1996

NET SALES                             $ 1,532,910     $ 1,795,953

COST OF SALES                           1,149,005       1,278,330

  Gross profit                            383,905         517,623

OPERATING EXPENSES

  Selling expense                         170,514         199,808
  General and administrative expense       88,582          77,933
     Total operating expenses             259,096         277,741

       Income from operations             124,809         239,882

OTHER INCOME (EXPENSE)                     (4,944)         (6,197)

       Income before income taxes         119,865         233,685

PROVISION FOR INCOME TAXES                 36,748          81,970

NET INCOME                             $   83,117        $ 151,715

EARNINGS PER SHARE                     $      .02        $     .09



    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)


                                          THREE MONTHS ENDED
                                              DECEMBER 31
                                          1997             1996

NET SALES                          $     1,055,758     $ 1,263,690

COST OF SALES                              782,343         877,935

  Gross profit                             273,415         385,755

OPERATING EXPENSES

  Selling expense                          102,361         140,010
  General and administrative expense        43,793          41,080

     Total operating expenses              146,154          181,090

       Income from operations              127,261          204,665

OTHER INCOME (EXPENSE)                      (2,772)          (3,253)

       Income before income taxes          124,489          201,412

PROVISION FOR INCOME TAXES                  37,670           75,535

NET INCOME                             $    86,819        $ 125,877

EARNINGS PER SHARE                     $       .06        $     .09



    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)


                                                 SIX MONTHS ENDED
                                                     DECEMBER 31
                                              1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                              $    83,117        $  151,715

  Adjustments to reconcile net income
       to net cash provided by
       operating activities:
     Depreciation and amortization             30,454            25,753
     Provision for doubtful accounts            3,210             3,210
     Effects of changes in
       operating assets and liabilities:
       Accounts receivable                    (32,381)          (59,392)
       Inventory                               61,647           (61,878)
       Prepaid expenses                        43,357            40,214
       Accounts payable                       (10,188)           48,988
       Accrued expense and
         estimated liability for
          income taxes                         10,944            43,195

         Net cash provided by
         operating activities                190,160            191,805

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment        (24,498)           (19,015)

         Net cash used in
           investing activities              (24,498)           (19,015)

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on
    long-term debt                           (28,648)           (34,033)

       Net cash used in
         financing activities                (28,648)           (34,033)

NET INCREASE IN CASH                         137,014            138,757

CASH, BEGINNING OF PERIOD                    141,657            236,316

CASH, END OF PERIOD                      $   278,671         $  375,073


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

A summary of the company's significant accounting policies is presented on page 8 (not shown) of its 1997 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during 1997.

In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General
Corporation's financial position as of December 31, 1997 and June
30, 1997 and the results of its operations for the six months and three months ended December 31, 1997 and 1996, and its cash flows for the six months ended December 31, 1997 and 1996.

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                                        SIX MONTHS ENDED             THREE MONTHS ENDED
                                           DECEMBER 31                   DECEMBER 31
                                       1997            1996        1997            1996
Net income                           $  83,117     $ 151,715      $   86,819   $ 125,877

Preferred dividend requirements:
  6% Prior Cumulative Preferred,
     $5 par value                       30,000        30,000          15,000      15,000
  5% Convertible Cumulative Preferred,
     $20 par value                      34,036        34,036          17,018      17,018

     Total dividend requirements        64,036        64,036          32,018      32,018

       Net income common
       shareholders                  $  19,081     $  87,679     $    54,801   $  93,859

     Weighted average of outstanding
       common shares                   969,834       969,834         969,834     969,834

       Earnings per share            $     .02     $     .09     $       .06   $     .09

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Sales:
The Company had no unusual transactions for the six months ended December 31, 1997. The Company realized a gross profit margin of 25.04% for the six months ended December 31, 1997 as compared to 28.82% for the same period ended a year ago. Net sales decreased 15% over the same period a year ago as a result of non-recurring sales to customers.

Expenses:
Selling expenses were also 15% lower than the same period a year ago as a result of reduced marketing efforts on low volume customers. General and administrative expenses remained consistent compared with the same period a year ago. Interest expense continues to decrease because of debt retirement.

Inventories at December 31, 1997 were $62,000 lower than at June
30, 1997 due to decreased finished goods on hand.

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Sales:
The Company realized a gross profit margin of 25.9% and 30.52% for the three months ended December 31, 1997 and 1996, respectively. Net sales decreased 16% over the same period a year ago. No major customers were lost during this period.

Expenses:
Reduced brokerage activity for three months ended December 31, 1997 resulted in selling expenses decreasing 27% as compared to selling expenses for the three months ended December 31, 1996. General and administrative expenses remained consistent compared with the same period a year ago.

Accounts payable are lower than at June 30, 1997 as a result of decreased inventory on hand at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company has no commitments for capitalized expenditures. Cash increased $137,014 during the current six month period as a result of completing the busy season and controlling overhead. Working capital increased approximately $66,700 for the six month period.

The officers of the corporation and legal counsel continue to discuss liquidity and capital resource options to resolve the $5 million cumulative preferred stock dividends in arrears.


                           (Continued)

                   PART II.  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividend in arrears at December 31, 1997 is $5,579,474.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits - None

          b. Reports on Form 8-K: There were no reports on Form 8-K filed during October, November, and
               December, 1997.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant





March 2, 1998            /s/ Barry M. Yantis
Date                     Barry M. Yantis
                         President and Chief Financial Officer