Form 10-Q
period 1998-03-31
CHASE GENERAL CORP
filed 1998-05-12
CIK 15357

FORM 10-Q


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

     Yes       X         No


Number of shares outstanding of the issuer's Common Stock as of the latest practicable date: 969,834 shares of the Company's common stock ($1.00 par value) were outstanding.

                    CHASE GENERAL CORPORATION

                              INDEX



PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets - March 31, 1998
          (Unaudited) and June 30, 1997                         3

     Consolidated Condensed Statements of Operations -
          Nine months ended March 31, 1998 and 1997
          (Unaudited)                                           5

     Consolidated Condensed Statements of Operations -
          Three months ended March 31, 1998 and 1997
          (Unaudited)                                           6

     Consolidated Condensed Statements of Cash Flows -
          Nine months ended March 31, 1998 and 1997
          (Unaudited)                                           7

     Notes to Consolidated Condensed Financial
          Statements                                            8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  10

PART II - OTHER INFORMATION

     Item 3.  Defaults Upon Senior Securities                  12

     Item 6.  Exhibits and Reports on Form 8-K                 12

                  PART I.  FINANCIAL INFORMATION
                   ITEM 1. FINANCIAL STATEMENTS

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                 March 31, 1998 and June 30, 1997

                                   MARCH 31,           JUNE 30,
                                    1998                 1997
                                (UNAUDITED)
CURRENT ASSETS

     Cash                          $249,299            $141,657
     Receivables, net of
          allowance                  78,793              83,579
     Inventories:
          Finished goods             39,520              89,725
          Goods in process            9,509               3,560
          Raw materials              78,464              92,975
          Packaging materials        77,884             115,251
     Prepaid expense                 20,728              39,791
     Prepaid income taxes             4,404               5,996

       Total current assets         558,601             572,534

PROPERTY AND EQUIPMENT - AT COST  1,003,814             985,397

     Less accumulated
          depreciation             (758,580)            721,060

          Total property and
               equipment            245,234             264,337



TOTAL ASSETS                  $    803,835        $    836,871

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                   MARCH 31,           JUNE 30,
                                     1998                1997
                                 (UNAUDITED)
CURRENT LIABILITIES

     Accounts payable         $     32,874        $     59,162
     Notes payable, Series B
          current maturities             -               6,294
     Accrued expense                34,752              38,683

       Total current
          liabilities               67,626             104,139

LONG-TERM LIABILITIES

     Notes payable, Series B,
       less current maturities
       above                       185,305             207,659

          Total liabilities        252,931             311,798

STOCKHOLDERS' EQUITY

Capital stock issued and outstanding:
  Prior cumulative preferred
     stock, $5 par value:
      Series A (liquidation
          preference $1,177,500
          and $1,155,000
          respectively)            500,000             500,000
      Series B (liquidation
          preference $1,132,500
          and $1,110,000
          respectively)            500,000             500,000
  Cumulative preferred stock,
     $20 par value:
      Series A (liquidation
          preference $2,838,850
          and $2,794,951
          respectively)          1,170,660           1,170,660
      Series B (liquidation
          preference $462,642
          and $455,487
          respectively)            190,780             190,780
 Common stock, $1 par value        969,834             969,834
     Paid-in capital in
       excess of par             3,134,722           3,134,722
     Retained earnings
       (deficit)                (5,915,092)         (5,940,923)

     Total stockholders'
          equity                   550,904             525,073

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY     $    803,835        $    836,871



See notes to consolidated condensed financial statements.

                       CHASE GENERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                        NINE MONTHS ENDED
                                             MARCH 31
                                       1998           1997

NET SALES                          $1,773,026     $2,054,847

COST OF SALES                       1,389,744      1,531,856

  Gross profit on sales               383,282        522,991

OPERATING EXPENSES

  Selling expense                     214,364        243,333
  General and administrative
     expense                          129,437        119,489

    Total operating expenses          343,801        362,822

     Net income from operations        39,481        160,169

OTHER INCOME (EXPENSE)                 (7,218)        (9,009)
     Net income before
     income taxes                      32,263        151,160

PROVISION FOR INCOME TAXES              6,432         47,222

NET INCOME                         $    25,831    $  103,938

EARNINGS (LOSS) PER SHARE          $      (.07)   $      .01


              See notes to consolidated condensed financial statements.

                       CHASE GENERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                         THREE MONTHS ENDED
                                              MARCH 31
                                          1998      1997

NET SALES                               $240,116  $258,894

COST OF SALES                            240,739   253,526

  Gross profit (loss) on sales              (623)    5,368

OPERATING EXPENSES

  Selling expense                         43,850    43,525
  General and administrative expense      40,855    41,556

     Total operating expenses             84,705    85,081

      Net loss from operations           (85,328)  (79,713)

OTHER INCOME (EXPENSE)                    (2,274)   (2,812)

     Net loss before income taxes        (87,602)  (82,525)

PROVISION (CREDIT) FOR INCOME TAXES      (30,316)  (34,748)

NET LOSS                                $(57,286) $(47,777)

LOSS PER SHARE                          $   (.09) $   (.08)



              See notes to consolidated condensed financial statements.

                       CHASE GENERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)
]
                                            NINE MONTHS ENDED
                                               MARCH 31
                                            1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                            $  25,831      $103,938

  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and
          amortization                     46,955       39,658
       Provision for bad debts              4,815        4,815
       Effects of changes in
          operating assets and
          liabilities:
            Accounts receivables              (29)        1,343
            Accounts payable              (26,288)       23,498
            Inventories                    96,134       (65,568)
            Prepaid expenses               20,655        15,409
            Accrued expense                (3,931)      (12,763)
            Estimated liability for
              income taxes                      -        31,892

              Net cash provided by
               operating activities       164,142      142,222

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment     (27,852)     (30,301)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt    (28,648)     (38,703)

NET INCREASE IN CASH                      107,642       73,218

CASH, BEGINNING OF PERIOD                 141,657      236,316

CASH, END OF PERIOD                     $ 249,299     $309,534

SUPPLEMENTAL DISCLOSURES
  Interest paid                         $  14,098   $ 16,214

  Income taxes paid                     $   4,840   $ 17,494



              See notes to consolidated condensed financial statements.

                       CHASE GENERAL CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                     (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessary indicative of results for a full year.

A summary of the company's significant accounting policies is presented on page 8 (not shown) of its 1997 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during fiscal 1997.

In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General
Corporation's financial position as of March 31, 1998 and June
30, 1997, the results of its operations for the nine months and three months ended March 31, 1998 and 1997, and its cash flows for the nine months ended March 31, 1998 and 1997.

                       CHASE GENERAL CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                     (UNAUDITED)


NOTE 2 - EARNINGS (LOSS) PER SHARE

The earnings (loss) per share was computed on the weighted average of outstanding common shares during the years as follows:

                              NINE MONTHS ENDED   THREE MONTHS ENDED
                                   MARCH  31            MARCH 31
                                1998       1997      1998      1997

Net income (loss)             $25,831   $103,938  $(57,286) $(47,777)

Preferred dividend
 requirements:
  6% Prior Cumulative
     Preferred,
     $5 par value              45,000     45,000    15,000    15,000
  5% Convertible Cumulative
     Preferred,
     $20 par value             51,054     51,054    17,018    17,018

     Total dividend
      requirements             96,054     96,054    32,018    32,018

NET INCOME (LOSS) COMMON
     STOCKHOLDERS            $(70,223) $  7,884  $(89,304) $(79,795)

WEIGHTED AVERAGE OF OUTSTANDING
     COMMON SHARES            969,834    969,834   969,834   969,834

EARNINGS (LOSS) PER SHARE    $   (.07)  $    .01  $   (.09) $   (.08)

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

RESULTS OF OPERATIONS

Nine Months ended March 31, 1998 and 1997

Sales:
The Company had no unusual transactions for the nine months ended March 31, 1998. The Company realized a gross profit margin of 21.62% for the nine months ended March 31, 1998 as compared to 25.45% for the same period ended a year ago. Net sales decreased 14% over the same period a year ago as a result of non-recurring sales to customers. However, no major customers have been lost during this nine month period. The reduced gross profit margin is due to increased depreciation and indirect labor costs.

Expenses:
Selling expenses as a percentage of sales were consistent for both periods. General and administrative expenses were 8% higher than the same period a year ago due to increased office salaries and professional fees. Interest expense continues to decrease because of debt retirement.

Inventories at March 31, 1998 were $96,000 lower than at June
30, 1997 due to decreased finished goods on hand. Accounts payable are $26,300 lower than at June 30, 1997 as a result of decreased inventory on hand at March 31, 1998.

Three Months Ended March 31, 1998 and 1997

Sales:
Net sales decreased 7% over the same period a year ago. This three month period is normally the Company's slowest season. Due to the reduced volume of production, the labor force was used to perform plant maintenance which caused a negative gross margin of $623 as compared to a positive gross margin of $5,368 for the same period a year ago.

(Continued)

                                        ITEM 2

                       CHASE GENERAL CORPORATION AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Expenses:
Selling expenses remained constant compared with the same period a year ago, while general and administrative expenses decreased
2% compared with the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company has no commitments for capitalized expenditures. Cash increased $107,642 during the current nine month period as a result of controlling overhead costs. Working capital also increased approximately $23,000 for the current nine month period.

The officers of the corporation and legal counsel continue to discuss liquidity and capital resource options to resolve the $5 million cumulative preferred stock dividends in arrears.

                             PART II.  OTHER INFORMATION

                       CHASE GENERAL CORPORATION AND SUBSIDIARY


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividends in arrears at March 31, 1998 is $5,611,492

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits - None

          b. Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998.



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CHASE GENERAL CORPORATION
                          Registrant



May 12, 1998                  /s/ Barry M. Yantis
Date                          Barry M. Yantis
                              President and Chief Financial
                              Officer