Form 10-K405
period 1998-06-30
CHASE GENERAL CORP
filed 1998-10-13
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        x    Yes  _____ No

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

Indicate the number of shares outstanding of each of the registrants' classes of common stock as of the latest practicable date: 969,834 (one class with $1 par value) as of June 30, 1998.

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

     (c)  Narrative description of businesses

          (1) Description of business done and intended to be done by dominant single industry

               (i) The principal products produced and methods of distribution are as follows:

     Chase Candy Division of Dye Candy Company produces a candy bar under the trade name of "Cherry Mash". The bar is distributed in four case sizes:

     (1)  60 count pack
     (2)  12 boxes of 24 bars per box
     (3)  192 count shipper box
     (4)  96 count shipper box

     In addition to the regular size bar, a "mini-mash" is distributed in four case sizes:

     (1)  24 - 12 oz. bags
     (2)  6 jars - 60 bars per jar
     (3)  28 # wrapped bars
     (4)  22 # unwrapped bars

     The bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, and vendors. "Cherry Mash" bars are marketed in the Midwest region of the United States. For the years ended June 30, 1998, 1997, and 1996, this division accounted for 55%, 54%, and 52%, respectively, of the consolidated revenue of Dye Candy Company.

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

     The Poe line is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 1998, 1997, and 1996, this division accounted for 45%, 46%, and 48%, respectively, of the consolidated revenue of Dye Candy Company.

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

     (vii)     For the year ending June 30, 1998 and 1997 and
               1996, Associated Wholesale Grocers, accounted for
               18.87%, 19.67% and 16.27% of gross sales, respectively. The loss of this customer would not have an adverse effect on the Company as customer purchases and distributes to retail outlets and these outlets would continue to demand products offered by Dye
               Candy Company.

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

ITEM 2    PROPERTIES

     The registrant operates out of two buildings consisting of the following:

     Chase and Poe Warehouse - This building located in St. Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facilities are currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse consists of a sixty-seven year old building which is in fair condition and is adequate to meet present requirements. The warehouse has approximately 15,000 square feet.

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

ITEM 3    LEGAL PROCEEDINGS

     The Company is not, and has not been, a party in any material pending legal proceedings, other than ordinary litigation incidental to its business, during the fiscal year ended June 30, 1998, nor are any such proceedings contemplated.

ITEM 4    RESULTS OF VOTES OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended June 30, 1998.

                             PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     (a)  Market information

     There is no established public trading market for the common stock (par value $1 per share) of the Company.

     (b)  Approximate number of security holders

     As of June 30, 1998, the latest practicable date, the approximate number of record holders of common stock was 1,439, including individual participants in security listings.

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

ITEM 6    SELECTED FINANCIAL DATA

     (a)  Last five years

                             06-30-98         06-30-97            06-30-96

(i)  Net  sales or
     operating revenue      $2,113,777       $2,317,501          $2,316,031

(ii) Income (loss) from
     continuing operations  $  (33,502)      $   50,174          $   63,703

(iii) Income (loss) from
     continuing operations
     per common share *     $     (.17)      $     (.08)         $     (.07)

(iv) Total assets           $   770,998      $    836,871        $  815,954

(v)  Long-term debt         $   185,305      $    207,659        $  242,980

(vi) Cash dividend declared
     per common share       $    -           $    -              $    -

                                               06-30-95       06-30-94

(i)  Net  sales or operating revenue         $2,235,656          $2,476,259

(ii) Income (loss) from continuing
     operations                              $    60,146         $   25,421

(iii)     Income (loss) from continuing
     operations per common share *           $    (.07)          $    (.11)

(iv) Total assets                            $   797,909         $  784,506

(v)  Long-term debt                          $    -              $    -

(vi) Cash dividend declared
     per common share                        $    -              $    -


     (b) No additional years necessary to keep the summary from being misleading.


* Refer to Note 6, "Notes to Financial Statements" for computation of income (loss) from continuing operations per common share.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     (a & b)   Liquidity and capital resources

     Positive cash flows from operating activities were generated for fiscal years ended June 30, 1998, 1997, and 1996 in the amounts of $93,720, $8,940, and $104,944, respectively.

     At various times during the years, and in anticipation of heavier cash demands due to seasonal production, plant improvements, and/or major promotional programs, it is the Company's practice to invest in short term U.S. Treasury obligations or financial institution certificates of deposit. At June 30, 1998 and 1997 the Company had $100,000 and $90,000, respectively invested in short term certificates of deposit to meet the 1998 and 1997 fall production season. No funds were invested in temporary investments at June 30, 1996.

     The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated adjustments to inventory levels are made accordingly. Raw material inventory decreased slightly when comparing 1998 to 1997.
     In late spring 1997, predicted weather conditions dictated a future increase in peanut costs. Therefore, the Company purchased additional peanut inventory for its 1997 fall production season. With stable weather conditions being predicted for 1998, the additional purchase of peanut inventory was not necessary. Purchase commitments for peanuts as of June 30, 1998 were comparable to those at June 30, 1997. Packaging inventory significantly decreased in 1998 compared to 1997 due to usage of existing supplies. Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Finished goods inventory increased in 1997 over 1996 and decreased in 1998 to a level comparable to 1996 due to timing of production to prepare for the fall sales. The main component which made up these fluctuations were the "Cherry Mash bars". Finished goods are produced when it is most advantageous from a labor stand point and stored in the warehouse. Goods in process remained comparable to prior years.

     The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the past three years. The Company also continues to replace old equipment on a yearly basis in order to streamline operations. However, due to cash flow needs in other areas, the Company has not been able to update the equipment at any significant level. In June 1996, the Company purchased $69,443 of new equipment. The equipment was not in operation at June 30, 1996 but was ready for production in early fall of 1996. The equipment consisted of a wrapper machine and metal detector. Additional expenditures of $5,113 were made during fiscal year ended June 30, 1997 to make the equipment completely operational. The Company spent an additional $59,783 during 1997 to update transportation equipment, add to leasehold improvements, and replace outdated equipment. The Company spent $23,921 during 1998 to make major improvements to existing equipment. In addition, $21,715 was expended on buildings and transportation equipment. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers in the next several years with no set target date.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the past seven years, the Company has not been indebted except for the series B notes. Of the original $630,000 Series B notes payable, $185,305 remain outstanding at June 30, 1998. On December 20, 1995, the Company received approval to extend the notes to December 20, 2002 at the current 6% rate of interest, with the agreement that this was the final note extension. The entire $185,305 outstanding at June 30, 1998, is classified as long-term. Realizing the minimum yearly principal payment required by the note indenture will not satisfy the notes on December 20, 2002, the Company has accelerated the principal payments on the notes during the past three fiscal years. It is anticipated that acceleration of principal payments will continue if cash is not required for operations and equipment replacement.

     The Company's lease on its manufacturing facility expired
     March 31, 1995.  The lease was renewed effective April 1,
     1995 for a period of 10 years at $2,955 per month.

     (c)  Results of Operations

          1998 is the first year in over ten years that the Company has realized an operating loss. Increased cost of sales and general and administrative expenses were the primary sources for the loss.

          In comparing 1998 to 1997, net sales decreased 9% while cost of sales only decreased 5%. Company management realized sales were declining during the current year due to broker turnover. However, in anticipation of future increased sales, management decided to retain their current labor force during the slower productive times. This decision was made due to the excellent quality of the current labor force as well as the tight job market. Management redirected certain job functions to concentrate more on internal improvements of the plant; however, the overall production per hour declined for those whose job functions could not be redirected. It is the intention of the Company to re-evaluate the quantity of the labor force as well as their efficiencies in the upcoming year.

          The 1998 general and administrative expenses increased $18,745 compared to 1997. While the majority of general and administrative expenses remain stable regardless of sales volume, the Company experienced current year increases in legal fees regarding the dividend arrearage as well as an increase in the allowance for doubtful accounts.

          Under the leadership of the CEO and his sales staff, the Company has stabilized its customer base. Certainly some customers were lost during 1998, but those have been replaced. The Company continues to look for new markets but only when the addition of a new market is profitable.

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

     The Company's only computer application, run on SBT software, involves the payroll processing accounting function. Company management is aware of the Year 2000
     (Y2K) technology issue and is in the process of obtaining written confirmation from SBT, that their programs are Y2K compliant. Should it be necessary to change software for non-compliance, the cost is projected to be less than $1,000. In addition, management will require that any future investment in technology will be Y2K compliant before purchasing.



ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Not applicable.  Refer to Note 7, "Notes to Financial
     Statements" for fair value of financial instruments as of June 30, 1998.


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

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable. There has been no change in accountants for approximately twenty-three years and no disagreements on accounting or financial disclosure.

                   INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chase General Corporation
St. Joseph, Missouri

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.




St. Joseph, Missouri
August 14, 1998

             CHASE GENERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and 1997

                              ASSETS

                                          1998           1997
CURRENT ASSETS
  Cash and cash equivalents             161,093        $141,657
  Receivables:
     Trade, less allowance for
     doubtful accounts of $11,604
     in 1998 and $12,714 in 1997         94,514          83,579
     Income tax                          24,710            --
  Inventories:
     Finished goods                      47,397         89,725
     Goods in process                     3,633          3,560
     Raw materials                       81,377         92,975
     Packaging materials                 79,006        115,251
  Prepaid expense                        35,549         39,791
  Prepaid income taxes                    1,000          5,996

       Total current assets             528,279         572,534

PROPERTY AND EQUIPMENT
  Land                                   35,000          35,000
  Buildings                              85,738          76,273
  Machinery and equipment               648,360         628,844
  Trucks and autos                       94,639          91,824
  Office equipment                       31,706          32,100
  Leasehold improvements                121,356         121,356
     Total, at cost                   1,016,799         985,397
  Less accumulated depreciation         774,080         721,060

       Total property and equipment     242,719         264,337


TOTAL ASSETS                         $  770,998        $836,871

LIABILITIES AND STOCKHOLDERS' EQUITY

                                        1998              1997
CURRENT LIABILITIES
  Accounts payable                  $   59,194       $ 59,162
  Series B notes payable,
   related parties current
   maturities                              --           2,266
  Series B notes payable,
    unrelated parties current
    maturities                             --           4,028
  Accrued expense:
     Interest                           11,978         13,998
     Other                              22,950         24,685

       Total current liabilities        94,122        104,139

LONG-TERM LIABILITIES
  Series B notes payable,
   related parties less current
   maturities above                     68,331         75,177
  Series B notes payable,
   unrelated parties less
   current maturities above            116,974        132,482

       Total long-term liabilities     185,305        207,659

       Total liabilities               279,427        311,798

STOCKHOLDERS' EQUITY
  Capital stock issued and outstanding:
     Prior cumulative preferred
     stock, $5 par value:
       Series A (liquidation
        preference $1,185,000
        and $1,155,000 respectively)     500,000     500,000
       Series B (liquidation
        preference $ 1,140,000
        and $1,110,000 respectively)     500,000     500,000
     Cumulative preferred stock,
     $20 par value:
       Series A (liquidation
         preference $2,853,484
         and $2,794,951 respectively)   1,170,660    1,170,660
       Series B (liquidation
         preference $465,026
         and $455,487 respectively)       190,780      190,780
     Common stock, $1 par value           969,834      969,834
  Paid-in capital in excess of par      3,134,722      3,134,722
  Accumulated deficit                  (5,974,425)  (5,940,923)

       Total stockholders' equity         491,571      525,073


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $ 770,998    $ 836,871




These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
             YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                            1998             1997       1996

NET SALES                $2,113,777     $2,317,501   $2,316,031

COST OF SALES             1,696,845      1,787,350    1,771,381

  Gross profit              416,932        530,151      544,650

OPERATING EXPENSES
  Selling expenses           280,764       302,871      295,561
  General and
    administrative
    expenses                 175,442       156,697      156,875

   Total operating
   expenses                  456,206       459,568      452,436

     Income (loss)
      from operations        (39,274)       70,583       92,214

OTHER INCOME (EXPENSE)
  Interest income              5,896         7,388        6,362
  Miscellaneous income           691         1,272        1,643
  Loss on disposal of
   equipment                      --            --          (69)
  Interest expense            (12,077)     (13,998)     (16,214)

  Total other income
     (expense)                 (5,490)      (5,338)      (8,278)

  Income (loss) before
     income taxes             (44,764)       65,245      83,936

PROVISION (CREDIT) FOR
INCOME TAXES                  (11,262)       15,071      20,233

NET INCOME (LOSS)          $  (33,502)   $   50,174   $  63,703

(LOSS) PER SHARE OF
COMMON STOCK               $     (.17)   $     (.08)  $   (.07)








These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                      PRIOR CUMULATIVE            CUMULATIVE
                       PREFERRED STOCK         PREFERRED STOCK
                    SERIES A  SERIES B       SERIES A  SERIES B


BALANCE (DEFICIT),
JUNE 30, 1995       $500,000  $500,000    $1,170,660   $190,780

  Net income            --         --             --        --

BALANCE (DEFICIT),
JUNE 30, 1996        500,000   500,000     1,170,660    190,780

  Net income            --         --             --        --

BALANCE (DEFICIT),
JUNE 30, 1997        500,000   500,000     1,170,660    190,780

  Net loss              --        --               --        --

BALANCE (DEFICIT),
JUNE 30, 1998       $500,000  $500,000    $1,170,660   $190,780


                    COMMON    PAID-IN     ACCUMULATED
                    STOCK     CAPITAL      DEFICIT            TOTAL



BALANCE (DEFICIT),
JUNE 30, 1995       $969,834  $3,134,722  $(6,054,800)   $411,196

  Net income             --        --          63,703    63,703

BALANCE (DEFICIT),
JUNE 30, 1996        969,834   3,134,722   (5,991,097)    474,899

  Net income             --        --          50,174    50,174

BALANCE (DEFICIT),
JUNE 30, 1997        969,834   3,134,722   (5,940,923)    525,073

  Net loss               --        --         (33,502)    (33,502)

BALANCE (DEFICIT),
JUNE 30, 1998       $969,834  $3,134,722  $(5,974,425)   $491,571




These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED JUNE 30, 198, 1997 AND 1996


                                      1998      1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Collections from customers        $2,087,531 $2,305,349     $2,305,712
 Interest received                      5,896      7,388          6,362
 Other income                           1,926      1,272          1,643
 Income tax refunds                     2,384       --         --
 Cost of sales, selling, general and
  administrative expenses paid     (1,979,084)   (2,265,624) (2,161,733)
 Interest paid                        (14,097)      (16,214)    (17,718)
 Income tax paid                      (10,836)      (23,231)    (29,322)

  Net cash provided by operating
    activities                         93,720          8,940    104,944

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of U.S. Treasury obligation        --        --       (99,308)
 Purchase of certificate of deposit          --        --      (100,000)
 Purchases of property and equipment (45,636) (64,896) (134,052) Proceeds on redemption of U.S.
  Treasury obligation                        --        --         99,308
 Proceeds on redemption of
  certificate of deposit                     --        --        100,000

  Net cash used in
    investing activities              (45,636)       (64,896)   (134,052)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes payable,
  Series B                            (28,648)       (38,703)   (35,146)

  Net cash used in financing
    activities                        (28,648)        (38,703)   (35,146)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  19,436        (94,659)    (64,254)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                    141,657         236,316    300,570

CASH AND CASH EQUIVALENTS,
 END OF YEAR                       $  161,093     $   141,657   $236,316

                                        1998     1997       1996
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES

 Net income (loss)                 $  (33,502) $ 50,174   $63,703

 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation                        66,019    62,802    41,670
  Loss on disposal of equipment        1,235       --         69
  Provision for doubtful accounts     15,311     3,327     6,416
  Effects of changes in operating
  assets and liabilities:
    Trade accounts receivable         (26,246) (12,152)  (10,319)
    Income tax receivable             (24,710)    --          --
    Inventories                        90,098 (101,529)    10,321
    Prepaid expense                     4,242    2,868      3,596
    Prepaid income taxes                4,996   (5,996)        --
    Accounts payable                       32   12,219      1,180
    Income tax payable                     --  (2,164)     (9,089)
    Accrued liabilities               (3,755)    (609)     (2,603)

NET CASH PROVIDED BY
 OPERATING ACTIVITIES              $  93,720 $  8,940   $ 104,944



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

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Finished goods and goods in process include a provision for manufacturing overhead.

INVENTORIES

Inventories are carried at the "lower of cost or market value," cost being determined on the "first-in, first-out" basis of accounting.

PROPERTY AND EQUIPMENT

Depreciation is computed by the straight-line method for additions prior to 1981, and by the declining balance methods for assets acquired after 1980.

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

Pursuant to a supplemental indenture, dated April 1, 1968 and executed in compliance with a request by Yantis & Co. in furtherance of the winding-up of its affairs, the original notes aggregating $680,000 were reissued in two series designated as A and B, respectively. The Series A notes aggregating $50,000 had priority and were retired during the year ended June 30, 1984. The Series B notes totaling $630,000 are held by the former shareholders of Yantis & Co. During the years ended June 30,
1998 and 1997,      $28,648 and $38,703 principal was paid on the
Series B notes, respectively.

As of June 30, 1998 and 1997, the outstanding Series B notes total $185,305 and $213,953, respectively. Of these amounts
$68,331and $77,443 are owed to officers and directors of the Company.

The Company has agreed to secure the payment of principal and interest on the notes by the pledge of the capital stock of Dye
Candy Company under an indenture dated December 1, 1967, and supplemental indenture dated June 30, 1970.

The indenture provides for a sinking fund deposit to be made by the Company each year of not less than one-fourth of the Company's fiscal year "surplus net earnings," which exceeds the amount of interest required to be paid on the outstanding notes. If at any time the sinking fund deposits aggregate $10,000 or more, the same will be applied to prepayment of the notes outstanding. At June 30, 1998 and 1997, all sinking fund deposits had been disbursed to the noteholders. The "surplus net earnings" is the amount by which the consolidated net income, after adding back the current year's interest on the outstanding notes, exceeds a $25,000 working capital reserve.

See Note 2 for computation of "surplus net earnings" and sinking fund requirements for years ended June 30, 1998, 1997, and 1996.

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


NOTE 2 - "SURPLUS NET EARNINGS" AND SINKING FUND REQUIREMENTS

The following is an analysis of the computation of the "surplus net earnings" and sinking fund requirements for years ended June
30:

                              1998           1997           1996
NET INCOME (LOSS)
  Chase General Corporation $(12,410)    $(14,737)     $(18,655)
  Dye Candy Company          (21,092)      64,911        82,358

  Consolidated net income
   (loss)                    (33,502)      50,174        63,703

NON-ALLOWANCE EXPENSE DEDUCTION
 Interest on indebtedness     12,077       13,998        16,214

  Net income (loss) basis for
  "surplus net earnings"     (21,425)      64,172        79,917

DEDUCTIONS FROM INCOME BASIS
 Set aside as reserve for
 accumulation of working
 capital                      25,000        25,000    25,000

  "Surplus net earnings"
    (loss)                   (46,425)       39,172    54,917

INTEREST PAYMENT REQUIRED     12,077       13,998        16,214

EXCESS "SURPLUS NET EARNINGS"
(LOSS) OVER INTEREST PAYMENT
REQUIRED                    $(34,348)    $25,174       $38,703

SINKING FUND REQUIREMENT    $   --       $ 6,294       $ 9,676

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - COMMITMENTS

Dye Candy Company leases its manufacturing facilities located at 3600 Leonard Road, St. Joseph, Missouri. The period of the lease is from April 1, 1995 through March 31, 2005, and requires payments of $2,955 per month. Rental expense for the years ended
June 30, 1998, 1997 and 1996 totaled $35,460, $35,460 and
$37,723, respectively, and is included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30, 1999               $     35,460
Year ending June 30, 2000                     35,460
Year ending June 30, 2001                     35,460
Year ending June 30, 2002                     35,460
Year ending June 30, 2003                     35,460
Later years                                   65,010

     Total                              $    242,310


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

As of June 30, 1998, the Company had purchase commitments with three vendors for approximately $274,938.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 1998 and 1997 is as follows:

                                       SHARES
                                               ISSUED AND
                           AUTHORIZED          OUTSTANDING

Prior Cumulative
Preferred Stock, $5
par value:                   240,000
  6% Convertible
       Series A                                100,000
       Series B                                100,000

Cumulative Preferred
Stock, $20 par value:        150,000
  5% Convertible
       Series A                                 58,533
       Series B                                  9,539

Common Stock, $1 par value 2,000,000           969,834
  Reserved for conversion of
   Preferred Stock -
   1,033,333 shares

Cumulative Preferred Stock dividends in arrears at June 30, 1998 and 1997, totaled $5,643,510 and $5,515,438, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30:


                                     1998           1997
6% Convertible
  Series A                           $12            $12
  Series B                            11             11

5% Convertible
  Series A                            49             48
  Series B                            49             48

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


NOTE 5 - PROVISION (CREDIT) FOR INCOME TAXES

The provision (credit) for income taxes consists of the following as of June 30:

                       1998            1997           1996

Federal income tax    $(8,817)       $11,257        $15,420
State income tax       (2,445)         3,814          4,813

  Total provision
  (credit) for income
   taxes              $(11,262)      $15,071        $20,233

The Company's provision (credit) for income taxes differs from the tax that would result from applying statutory federal and state income tax rates primarily because of nondeductible expenses.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - (LOSS) PER SHARE OF COMMON STOCK

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:

                             1998          1997           1996

Net income (loss)          $(33,502)      $50,174        $63,703

Preferred dividend requirements:
  6% Prior Cumulative
  Preferred, $5 par
  value                      60,000        60,000         60,000

  5% Convertible
  Cumulative Preferred,
  $20 par value              68,072        68,072         68,072

Total dividend
requirements                128,072       128,072        128,072

Net loss - common
  stockholders             $(161,574)    $(77,898)    $  (64,369)

Weighted average of
outstanding common
shares                       969,834      969,834        969,834

Loss per share             $   (.17)     $   (.08)     $   (.07)


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

NOTE 8 -- CONCENTRATION OF CREDIT RISK

For the years ending June 30, 1998, June 30, 1997 and June 30,
1996 one customer accounted for 18.87%, 19.67%, and 16.27% of the gross sales, respectively.





     This information is an integral part of the accompanying
                consolidated financial statements.

                             PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a) Directors

   NAME          AGE       PERIODS OF SERVICE    TERMS
                               AS DIRECTOR

W.A. Yantis, III 55        1980 to present     One year
Barry M. Yantis  53        1980 to present     One year
Brian A. Yantis  50        07-16-86 to present One year

   An insufficient number of proxies were returned by the shareholders for the January 16, 1998 annual stockholder meeting. Therefore, the Directors noted above are continuing for an additional one year term or until a successor is elected.

   See Item 10(b) for offices held by Barry M. Yantis and
   Brian A. Yantis. W.A. Yantis, III has never held an office with the Company.

   (b) Executive Officers
                                     YEARS OF
                                     SERVICE AS
NAME        AGE       POSITION       AN OFFICER     TERM

Barry M.
Yantis      53        President and       18        Until
                        Treasurer                   successor
                                                    elected

Brian A.
Yantis      50        Vice-President      7         Until
                      and Secretary                 successor
                                                    elected


   (c) Certain Significant Employees

   There are no significant employees other than above.

   (d) Family Relationships

   W. A. Yantis, III, Barry M. Yantis, and Brian A. Yantis are brothers.

   (e) Business Experience

   (1) Barry M. Yantis, president and treasurer has been an officer of the Company for eighteen years, thirteen years as vice-president and seven years as president. He has been on the board of directors for eighteen years and has been associated with the candy business for twenty-three years.

   Brian A. Yantis, vice-president and secretary has been an officer of the Company for seven years as vice-president and since May 1992 as secretary. He has been associated with the insurance business for twenty-six years and has been a Vice-President of Aon Risk Services in Chicago, Illinois during the past eleven years.

   (e) Business Experience (Continued)

   W.A. Yantis III, has served as a board member of Chase General Corporation for eighteen years. He has held the position of account manager for Prudential Insurance Company Asset Management Group in Newark, New Jersey during the past three years and in Chicago, Illinois during the prior seven years.

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

   (b)

                    SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION
                                                         OTHER
    NAME AND          FISCAL                             ANNUAL
PRINCIPAL POSITION    YEAR END       SALARY    BONUS   COMPENSATION

Barry M. Yantis     1) 06-30-98    $100,000    $15,750    $2,240

Barry M. Yantis     1) 06-30-97    $103,025     $11,250   $2,240

Barry M. Yantis     1) 06-30-96    $ 90,950      $10,800  $2,100


                                 LONG TERM COMPENSATION
                                  AWARDS        PAYOUTS
                         RESTRICTED
NAME AND                  STOCK       OPTION/     LTIP   ALL OTHER
PRINCIPAL POSITION        AWARD(S)    SARS (#)  PAYOUTS COMPENSATION

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

          Not applicable

     (e)  Long-term incentive awards table

          Not applicable

     (f)  Defined benefit or actuarial plan disclosure

          Not applicable

     (g)  Compensation of Directors

          Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 1998, $965, $97 and $160 of travel expenses were reimbursed to board members, W.A. Yantis III, Brian A. Yantis, and Barry M. Yantis, respectively.

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


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                                     AMOUNTS
                                                      AND
                                                     NATURE
                                                       OF
                                                    BENEFICIAL
     TITLE OF CLASS           NAME AND ADDRESS      OWNERSHIP    % OF CLASS

(a)  Security ownership of certain
     beneficial owners

     Common; par value $1
     per share                Barry Yantis           97,192(1)   8.4%(2)
                              5605 Osage Drive
                              St. Joseph, Mo.
                              64503

                              Brian Yantis           97,192(1)   8.4%(2)
                              1210 E. Clarendon
                              Arlington Heights, IL.
                              60004

                              W.A. Yantis III        97,193(1)    8.4%(2)
                              29 Calais Rd.
                              Mendham, N.J.
                              07945

(b)  Security ownership of management

     Common; par value $1
     per share                    All directors
                                  and officers        110,856    11.4%
                                  as a group

     Prior Cumulative Preferred,  All directors
     $5 par value:  Series A,     and officers         21,533    21.5%
     6% convertible               as a group

     Prior Cumulative Preferred    All directors
     $5 par value:  Series B,      and officers        21,533    21.5%
     6% convertible                as a group

     Cumulative Preferred,         All directors
     $20 par value:                and officers         3,017     5.2%
     Series A, $5 convertible      as a group

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

                                              AMOUNTS
                                                 AND
                                                NATURE
                                                 OF
                                             BENEFICIAL
TITLE OF CLASS      NAME AND ADDRESS         OWNERSHIP      % OF CLASS

Cumulative Preferred,    All directors
$20 par value:           and officers           630            6.6%
Series B, $5             as a group
convertible

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

     (d)  Transactions with promoters

          Not applicable


                                PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  Documents filed as part of the Form 10-K

          (1) The following are included in Part II of this report:

                                                      Page Number

          Independent Auditor's Report                         11
          Consolidated Balance Sheets -
            June 30, 1998 and 1997                        12 - 13
          Consolidated Statements of
            Operations for the years
            ended June 30, 1998, 1997, and 1996                14
          Consolidated Statements of Stockholders'
            Equity for the years ended June 30, 1998,
            1997, and 1996                                     15
          Consolidated Statements of Cash Flows for
            the years ended June 30, 1998, 1997,
            and 1996                                      16 - 17
          Summary of Significant Accounting Policies      18 - 19
          Notes to Consolidated Financial Statements      20 - 25

     (2)  The following are included in Part IV of this report:

                                                      Page Number

          Independent Auditor's Report on
            Supplemental Schedules                             33

          Schedule   I:  Condensed Financial Information
            of Registrant                                 34 - 37

          Schedule  II:  Valuation and Qualifying
            Accounts, June 30, 1998, 1997, and 1996            38

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1998.

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

          (1) With this filing, the Registrant is furnishing to the Commission four (4) copies of the Proxy
               Statement regarding the January 16, 1998 annual meeting mailed to security holders during the 1998 fiscal year.

          (2) During 1999 fiscal year, the Registrant will furnish a copy of the annual report and any Proxy information to the Commission at time the aforementioned are mailed to security holders.

      INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULES


In connection with the audit of the consolidated financial statements of Chase General Corporation and Subsidiary, we have also audited supplemental schedules I and II. In our opinion, these schedules present fairly the financial position as set forth therein, in conformity with generally accepted accounting principles.





St. Joseph, Missouri
August 14, 1998

                                                       SCHEDULE I

             CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                    CHASE GENERAL CORPORATION
                        (Registrant Only)
                     CONDENSED BALANCE SHEETS
                      June 30, 1998 and 1997

                              ASSETS

                                          1998           1997

Income tax refund receivable            $  4,392     $    4,153
Investment in subsidiary - at equity       684,462      748,871

TOTAL ASSETS                            $  688,854   $  753,024

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Series B notes payable and accrued
  interest, unrelated parties           $  124,578   $  145,441
Series B notes payable and accrued
  interest, related parties                 72,705       82,510

     Total liabilities                     197,283      227,951

Capital stock                            3,331,274    3,331,274
Paid in capital in excess of par         3,134,722    3,134,722
Accumulated (deficit)                   (5,974,425)   (5,940,923)

     Total stockholders' equity            491,571      525,073

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $  688,854   $  753,024


(1)  The restricted assets of 100% consolidated subsidiary, Dye
     Candy Company, are $770,998 and $836,871 as of June 30, 1998 and 1997, respectively. See "Notes to Financial Statements" in Part II of this report for restrictions.

(2) No cash dividends have been paid by the registrants' wholly-owned subsidiary, Dye Candy Company, during the past three fiscal years.

                                                       SCHEDULE I
                                                      (Continued)


             CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CHASE GENERAL CORPORATION
                        (Registrant Only)
                CONDENSED STATEMENTS OF OPERATIONS
             Years Ended June 30, 1998, 1997 and 1996

                                1998          1997        1996
REVENUE

Equity in net income (loss)
  of subsidiary               $(21,092)      $64,911    $82,358

     Total revenue             (21,092)       64,911     82,358

EXPENSE

General and administrative       4,726         4,892      8,294
     Interest                   12,076        13,998     16,214

     Total expense              16,802        18,890     24,508

     Income (loss) before
     income taxes              (37,894)       46,021     57,850

PROVISION (CREDIT) FOR
     INCOME TAXES               (4,392)       (4,153)    (5,853)

NET INCOME (LOSS)             $(33,502)      $50,174    $63,703

                                                       SCHEDULE I
                                                      (Continued)


             CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CHASE GENERAL CORPORATION
                        (Registrant Only)
                CONDENSED STATEMENTS OF CASH FLOWS
             Years Ended June 30, 1998, 1997 and 1996


                                 1998        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES

General and administrative
  expenses paid               $ (4,726)   $ (4,892)    $ (8,294)
Interest paid                  (14,097)    (16,214)     (17,718)
Income tax refund received       4,153       5,853        5,413

     Net cash used in
     operating activities      (14,670)    (15,253)     (20,599)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances received from wholly
 owned subsidiary               43,318      53,956       55,745

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on Series
  B notes payable             (28,648)     (38,703)     (35,146)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS            --          --            --

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR           --          --            --

CASH AND CASH EQUIVALENTS,
     END OF YEAR              $  --       $   --       $    --

                                                       SCHEDULE I
                                                      (Continued)


             CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CHASE GENERAL CORPORATION
                        (Registrant Only)
                CONDENSED STATEMENTS OF CASH FLOWS
             Years Ended June 30, 1998, 1997 and 1996


                                1998      1997         1996

RECONCILIATION OF NET INCOME TO NET
     CASH USED IN OPERATING ACTIVITIES

Net income (loss)             $(33,502)   $50,174      $63,703
Adjustments to reconcile
  net income (loss)to net cash
  used in operating activities:

     Net income (loss) from
      wholly owned subsidiary   21,092    (64,911)     (82,358)
     Effects of changes in
      operating assets and
      liabilities:
          Accrued interest      (2,021)    (2,216)      (1,504)
          Income tax refund
           receivable             (239)      1,700        (440)

NET CASH USED IN
 OPERATING ACTIVITIES         $(14,670)   $(15,253)    $(20,599)


This information should be read only in connection with the accompanying independent auditor's report on supplemental schedules.

                                                      SCHEDULE II




           CHASE GENERAL CORPORATION AND ITS SUBSIDIARY
                VALUATION AND QUALIFYING ACCOUNTS
                  June 30, 1998, 1997, and 1996


Column A            Column B    Column C Additions   Column D   Column E
                    Balance at  Charged to                       Balance
                    Beginning      Costs                         at end
Description         of Period   and Expenses         Deductions* of Period

Valuation accounts
deducted from assets to
which they apply for
doubtful accounts
receivable:

June 30, 1998       $12,714        $15,311            $16,421    $11,604
June 30, 1997        12,757          3,327              3,370     12,714
June 30, 1996        12,216          6,416              5,875     12,757


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


                              CHASE GENERAL CORPORATION
                              (Registrant)


Date: October 12, 1998            By: /s/ Barry M. Yantis
                                   Barry M. Yantis, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

               President, Treasurer (Principal Executive
               Officer and Chief Financial and Accounting
               Officer) and Director

/s/ Barry M. Yantis                              October 12, 1998
Barry M. Yantis                                        Date


               Vice-President, Secretary and Director

/s/ Brian A. Yantis                              October 12, 1998
Brian A. Yantis                                        Date

                           APPENDIX I



                    CHASE GENERAL CORPORATION
                           P.O. Box 698
                   St. Joseph, Missouri  64502



                            P R O X Y


     KNOW ALL MEN BY THESE PRESENTS, that the undersigned shareholder(s) of CHASE GENERAL CORPORATION, a Missouri corporation, hereby constitute(s) and appoint(s) BARRY M. YANTIS, and BRIAN A. YANTIS or either of them to the proxies, agents and attorneys of the undersigned, with full power of substitution, for and in the name of the undersigned to attend the annual meeting of the shareholders of said Corporation to be held at 3600 Leonard Road, St. Joseph, Missouri, on January 16, 1998, at the hour of 9:00 a.m. and at any adjournment or adjournments thereof; to vote all shares now or hereafter standing in the name of the undersigned as fully as the undersigned might or could do were the undersigned personally present at said meeting, or at any adjournment or adjournments thereof; on the election of directors and all other matters that may come before the said meeting, hereby ratifying and confirming all that said proxies or either of them, or their duly appointed substitute or substitutes, may do at said meeting or at any adjournment or adjournments thereof; hereby revoking any and all proxies heretofore given for said meeting, and expressly waiving all notice required by statute or otherwise, to be given for said meeting.

     If only one of said agents, attorneys and proxies should be present and acting at the meeting, he shall have and may exercise all of the powers of all of said agents, attorneys and proxies hereunder.

     Dated __________ day of __________________, 199________

     ___________________________________ Signature of shareholder(s) (SEAL)

IMPORTANT: The signature should correspond with name of the shareholder as it appears hereon. If stock is held in the name of two or more persons, all should sign the proxy. When signing as attorney, executor, administrator, trustee or guardian, the full title should be given.

PLEASE COMPLETE AND SIGN THIS PROXY AND RETURN IT PROMPTLY IN THE
ACCOMPANYING ENVELOPE.