Form 10-Q
period 1998-09-30
CHASE GENERAL CORP
filed 1998-11-19
CIK 15357

FORM 10-Q


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

               Yes  X    No


As of November 1, 1998 indicate the number of shares outstanding of the issuer's Common Stock, as of the latest practicable date:
969,834 shares of the Company's common stock ($1.00 par value) were outstanding.

                       CHASE GENERAL CORPORATION

                                INDEX




PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets - September 30, 1998
          (Unaudited) and June 30, 1998. . . . . . . . . . . . .3

     Consolidated Condensed Statements of Operations -
          First quarter ended September 30, 1998 and 1997
          (Unaudited). . . . . . . . . . . . . . . . . . . . . .5

     Consolidated Condensed Statements of Cash Flows -
          First quarter ended September 30, 1998 and 1997
          (Unaudited). . . . . . . . . . . . . . . . . . . . . .6

     Notes to Consolidated Condensed Financial Statements. . . .7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . .9

Part II - Other Information

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . 10

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . 10

                  PART I  FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
               SEPTEMBER 30, 1998 AND JUNE 30, 1998

                              ASSETS

                                     September 30,       June 30,
                                         1998              1998
                                     (Unaudited)
CURRENT ASSETS

Cash                                 $   70,368        $  161,093
Trade receivables, net of allowance     163,838            94,514
     Income tax receivable              26,096             24,710
     Inventories:
          Finished goods               207,034             47,397
          Goods in process              17,745              3,633
          Raw materials                107,127             81,377
          Packaging materials           92,523             79,006
     Prepaid expense                     8,297             35,549
     Prepaid income taxes                1,000              1,000

          Total current assets          694,028           528,279


PROPERTY AND EQUIPMENT - AT COST       1,023,189         1,016,799
     Less accumulated depreciation       787,547          774,080
          Total property and equipment   235,642          242,719



TOTAL ASSETS                         $   929,670       $  770,998

LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,  June 30,
                                             1998        1998
                                        (Unaudited)
CURRENT LIABILITIES

     Accounts payable                   $  218,654   $   59,194
     Accrued expenses                       39,701       34,928

          Total current liabilities        258,355       94,122

LONG-TERM LIABILITIES

     Notes payable, Series B               185,305      185,305
          Total liabilities                443,660      279,427

STOCKHOLDERS' EQUITY

 Capital stock issued and outstanding:
  Prior cumulative preferred stock,
  $5 par value:
   Series A (liquidation preference
     $1,192,500 and $1,185,000
     respectively)                         500,000      500,000
   Series B (liquidation preference
     $1,147,500 and $1,140,000
     respectively)                         500,000      500,000
  Cumulative preferred stock,
  $20 par value:
   Series A (liquidation preference
     $2,868,116 and $2,853,484
     respectively)                       1,170,660    1,170,660
   Series B (liquidation preference
     $467,412 and $465,026
     respectively)                         190,780      190,780
  Common stock, $1 par value               969,834      969,834
 Paid-in capital in excess of par        3,134,722    3,134,722
 Retained earnings (deficit)           (5,979,986)   (5,974,425)

  Total stockholders' equity              486,010    491,571

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $  929,670   $  770,998



See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                           FIRST QUARTER ENDED
                                               SEPTEMBER 30
                                          1998            1997

NET SALES                               $ 391,701      $ 477,152

COST OF SALES                             305,048        366,662

     Gross profit                          86,653        110,490

OPERATING EXPENSES

     Selling expense                       54,759         68,153
     General and administrative expense    38,194         44,789

          Total operating expenses         92,953        112,942

               Loss from operations        (6,300)        (2,452)

OTHER INCOME (EXPENSE)                       (647)        (2,172)

               Loss before income taxes    (6,947)        (4,624)

PROVISION (CREDIT) FOR INCOME TAXES        (1,386)          (922)

NET LOSS                                $  (5,561)     $  (3,702)

LOSS PER SHARE                          $    (.04)     $    (.04)



See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)


                                              FIRST QUARTER ENDED
                                                     SEPTEMBER 30
                                             1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss for the quarter              $  (5,561)     $  (3,702)

  Adjustments to reconcile net
     income to net cash used in
     operating activities:
       Depreciation and amortization       13,467         15,228
       Provision for doubtful accounts      1,605          1,605
     Effects of changes in operating
     assets and liabilities:
       Trade accounts receivable          (70,929)      (114,135)
       Income tax receivable               (1,386)          --
       Inventories                       (213,016)      (105,627)
       Prepaid expenses                    27,252         30,255
       Accounts payable                   159,460        102,833
       Accrued liabilities                  4,773         17,752

          Net cash used in operating
          activities                      (84,335)       (55,791)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment      (6,390)          (600)

NET DECREASE IN CASH                      (90,725)       (56,391)

CASH, BEGINNING OF QUARTER                161,093        141,657

CASH, END OF QUARTER                    $  70,368      $  85,266



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

A summary of the company's significant accounting policies is presented on pages 8 and 9 (not shown) of its 1998 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the quarter ended September 30, 1998.

In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General
Corporation's financial position as of September 30, 1998 and June 30, 1998 and the results of its operations and its cash flows for the first quarter ended September 30, 1998 and 1997.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 2 - LOSS PER SHARE

Loss per share was computed on the weighted average of outstanding common shares as follows:

                                              FIRST QUARTER ENDED
                                                   SEPTEMBER 30
                                               1998         1997

Net loss                                     $ (5,561) $  (3,702)

Preferred dividend requirements:
     6% Prior Cumulative Preferred,
          $5 par value                         15,000     15,000
     5% Convertible Cumulative Preferred,
          $20 par value                        17,018     17,018

          Total dividend requirements          32,018     32,018

               Loss - common shareholders    $(37,579) $ (35,720)

     Weighted average of outstanding
          common shares                       969,834    969,834

          Loss per share                     $   (.04) $    (.04)


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

RESULTS OF OPERATIONS

First Quarter ended September 30, 1998 and 1997

Sales - The Company had no unusual transactions for the first quarter ended September 30, 1998. The Company realized a gross profit percentage of 22.12% and 23.16% for the first quarter ended September 30, 1998 and 1997, respectively. Consolidated net sales for the quarter ended September 30, 1998 of $391,701, were 18% under the $477,152 in 1997's first quarter. No major customer was lost during the current quarter. However, a customer whose sales range from $20,000 to $25,000 ordered for delivery to be in the quarter ending December 31, 1998 rather than as in prior years, for the current quarter ending September 30, 1998.

Expenses - Selling, general and administrative were 23.73% of sales in the quarter ended September 30 1998 compared to 23.67% in the first quarter of 1997, which is consistent with last year.

Inventories at September 30, 1998 are $213,000 higher than at June 30, 1998 since the Company is presently entering their fall busy season. In addition accounts payable is $159,460 higher at September 30, 1998 compared to June 30, 1998 which also reflects the entrance into the Company's fall busy season.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company has no commitments for capitalized expenditures. Cash decreased $90,725 as a result of the increased seasonal build-up of inventories.

The officers of the Company and legal counsel continue to discuss liquidity and capital resource options to resolve the $5.6 million cumulative preferred stock dividends in arrears.

                    PART II  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividends in arrears at September 30, 1998 are $5,675,528.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8.K.

          a.   Exhibits - None

          b.   Reports on Form 8-K: There were no reports on Form
               8-K filed during July, August, and September 1998.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant



November 19, 1998        /s/ Barry M. Yantis
Date                     Barry M. Yantis
                         President and Chief Financial Officer