Form 10-Q
period 1998-12-31
CHASE GENERAL CORP
filed 1999-02-11
CIK 15357

FORM 10-Q


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

                    Yes       X         No


As of February 1, 1999 indicate the number of shares outstanding of the issuer's Common Stock, as of the latest practicable date:
969,834 shares of the Company's common stock ($1.00 par value) were outstanding.

                    CHASE GENERAL CORPORATION

                              Index




PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets - December 31, 1998
          (Unaudited) and June 30, 1998  . . . . . . . . . . . .3

     Consolidated Condensed Statements of Operations
          Six months ended December 31, 1998 and 1997
          (Unaudited)  . . . . . . . . . . . . . . . . . . . . .5

     Consolidated Condensed Statements of Operations
          Three months ended December 31, 1998 and 1997
          (Unaudited)  . . . . . . . . . . . . . . . . . . . . .6

     Consolidated Condensed Statements of Cash Flows
          Six months ended December 31, 1998 and 1997
          (Unaudited)  . . . . . . . . . . . . . . . . . . . . .7

     Notes to Consolidated Condensed Financial Statements. . . .8

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . .9

PART II - OTHER INFORMATION

     Item 3.  Defaults Upon Senior Securities. . . . . . . . . 10

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . 10

                  PART I - FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
               DECEMBER 31, 1998 AND JUNE 30, 1998

                              DECEMBER 31,               JUNE 30,
                                 1998                      1998
                              (Unaudited)
CURRENT ASSETS
  Cash                        $  335,004               $  161,093
  Trade receivables,
     net of allowance            110,453                   94,514
  Income tax receivable            --                      24,710
  Inventories:
     Finished goods                9,834                   47,397
     Goods in process              4,421                    3,633
     Raw materials                64,371                   81,377
     Packaging materials          90,169                   79,006
  Prepaid expense                  1,824                   35,549
  Prepaid income taxes             --                       1,000
     Total current assets        616,076                  528,279

PROPERTY AND EQUIPMENT
  - AT COST                    1,023,603                1,016,799
  Less accumulated
     depreciation                800,853                  774,080
     Total property and
       equipment                 222,750                  242,719














TOTAL ASSETS                  $  838,826               $  770,998

               LIABILITIES AND STOCKHOLDERS' EQUITY

                              DECEMBER 31,               JUNE 30,
                                 1998                      1998
                              (Unaudited)

CURRENT LIABILITIES
  Accounts payable            $   25,664               $   59,194
  Accrued expense                 16,572                   34,928
  Estimated liability for
     income taxes                 45,273                     --
     Total current liabilities    87,509                   94,122

LONG-TERM LIABILITIES
  Notes payable, Series B        162,672                  185,305
     Total liabilities           250,181                  279,427

STOCKHOLDERS' EQUITY
  Capital stock issued
  and outstanding:
     Prior cumulative
     preferred stock,
     $5 par value:
       Series A (liquidation
        preference $1,200,000
        and $1,185,000
        respectively)            500,000                  500,000
       Series B (liquidation
        preference $1,155,000
        and $1,140,000
        respectively)            500,000                  500,000
     Cumulative preferred stock,
     $20 par value:
       Series A (liquidation
        preference $2,882,750
        and $2,853,484
        respectively)          1,170,660                1,170,660
       Series B (liquidation
        preference $469,796
        and $465,026
        respectively)            190,780                  190,780
     Common stock, $1
     par value                   969,834                  969,834
  Paid-in capital in excess
   of par                      3,134,722                3,134,722
  Retained earnings
     (deficit)                (5,877,351)             (5,974,425)

     Total stockholders'
       equity                    588,645                 491,571








TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY        $  838,826               $ 770,998



    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)

                                             SIX MONTHS ENDED
                                                DECEMBER 31
                                           1998            1997

NET SALES                             $1,481,011     $1,532,910

COST OF SALES                          1,106,689      1,149,005

  Gross profit                         374,322          383,905

OPERATING EXPENSES

  Selling expense                        151,021        170,514
  General and administrative expense      77,155         88,582
     Total operating expenses            228,176        259,096

       Income from operations            146,146        124,809

OTHER INCOME (EXPENSE)                    (2,799)        (4,944)

       Income before income taxes        143,347        119,865

PROVISION FOR INCOME TAXES                46,273         36,748

NET INCOME                            $   97,074     $   83,117

EARNINGS PER SHARE                    $      .03     $      .02



    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)

                                          THREE MONTHS ENDED
                                              DECEMBER 31
                                          1998           1997

NET SALES                             $1,089,310     $1,055,758

COST OF SALES                            801,641        782,343

  Gross profit                           287,669        273,415

OPERATING EXPENSES

  Selling expense                         96,262        102,361
  General and administrative expense      38,961         43,793

     Total operating expenses            135,223        146,154

       Income from operations            152,446        127,261

OTHER INCOME (EXPENSE)                    (2,152)        (2,772)

       Income before income taxes        150,294        124,489

PROVISION FOR INCOME TAXES                47,659         37,670

NET INCOME                            $  102,635     $   86,819

EARNINGS PER SHARE                    $      .07     $      .06




    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                            SIX MONTHS ENDED
                                               DECEMBER 31
                                           1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                            $ 97,074     $ 83,117

  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
     Depreciation and amortization        26,773       30,454
     Provision for doubtful accounts       3,210        3,210
     Effects of changes in operating
      assets and liabilities:
       Trade accounts receivable         (19,149)     (32,381)
       Income taxes receivable            24,710            --
       Inventory                          42,618       61,647
       Prepaid expenses                   34,725       43,357
       Accounts payable                  (33,530)     (10,188)
       Accrued liabilities                26,917       10,944

          Net cash provided by
          operating activities           203,348      190,160

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and
     equipment                            (6,804)     (24,498)

          Net cash used in
          investing activities            (6,804)     (24,498)

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on
  long-term debt                         (22,633)     (28,648)

          Net cash used in
          financing activities           (22,633)     (28,648)

NET INCREASE IN CASH                     173,911      137,014

CASH, BEGINNING OF PERIOD                161,093      141,657

CASH, END OF PERIOD                   $  335,004     $278,671





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

A summary of the Company's significant accounting policies is presented on pages 8 and 9 (not shown) of its 1998 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the quarter and six months ended December 31, 1998.

In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General
Corporation's financial position as of December 31, 1998 and June
30, 1998 and the results of its operations for the six months and three months ended December 31, 1998 and 1997, and its cash flows for the six months ended December 31, 1998 and 1997.

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                             SIX MONTHS ENDED     THREE MONTHS ENDED
                                 DECEMBER 31          DECEMBER 31
                                1998      1997      1998      1997

Net income                    $97,074   $83,117   $102,635  $86,819

Preferred dividend
requirements:
 6% Prior Cumulative
  Preferred, $5 par value      30,000    30,000     15,000   15,000
 5% Convertible Cumulative
  Preferred, $20 par value     34,036    34,036     17,018   17,018

  Total dividend
   requirements                64,036    64,036     32,018   32,018

     Net income common
     shareholders             $33,038   $19,081   $ 70,617  $54,801

  Weighted average of
   outstanding common
   shares                     969,834   969,834    969,834  969,834

     Earnings per share       $   .03   $   .02   $    .07  $   .06

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

RESULTS OF OPERATIONS

Six Months ended December 31, 1998 and 1997

Sales:
The Company had no unusual transactions for the six months ended December 31, 1998. The Company realized a gross profit margin of 25.27% for the six months ended December 31, 1998 as compared to 25.04% for the same period ended a year ago. Consolidated net sales for the six months ended December 31, 1998 of $1,481,011, were 3% under the $1,532,910 in 1998's first six months. No major customer was lost during this first six months.

Expenses:
Selling, general and administrative expenses were 15.4% of sales in the six months ended December 31, 1998 compared to 16.9% in the first six months of 1997. Interest expense continues to decrease because of debt retirement.

Inventories at December 31, 1998 were $42,000 lower than at June 30, 1998 since the Company is entering their slow season of the year. In addition, accounts payable is $33,500 lower at December 31, 1998 compared to June 30, 1998, which also reflects the entrance into the Company's slower business cycle.

Three Months ended December 31, 1998 and 1997

Sales:
The Company realized a gross profit margin of 26.4% and 25.9% for the three months ended December 31, 1998 and 1997, respectively. Net sales increased 3% over the same period a year ago as a result of one customer ordering $20,000 - $25,000 of product in the current quarter of 1998 rather than the first quarter of the Company's fiscal year. No major customers were lost during this period.

Expenses:
Reduced brokerage activity for three months ended December 31, 1998 resulted in selling expenses decreasing 6% compared to selling expenses for the three months ended December 31, 1997. General and administrative expenses decreased 11% as a result of lower professional and insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company has no commitments for capitalized expenditures. Cash increased $173,911 during the current six month period as a result of completing the busy season and controlling overhead. Working capital increased approximately $94,400 for the six month period.

The officers of the corporation and legal counsel continue to discuss liquidity and capital resource options to resolve the $5.7 million cumulative preferred stock dividends in arrears.

                   PART II.  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividend in arrears at December 31, 1998 is $5,707,546.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits - None

          b. Reports on Form 8-K: There were no reports on Form 8-K filed during October, November, and
               December, 1998.



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