Form 10-Q
period 1999-03-31
CHASE GENERAL CORP
filed 1999-05-11
CIK 15357

FORM 10-Q


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                        Yes  X      No _____


Number of shares outstanding of the issuer's Common Stock as of the latest practicable date: 969,834 shares of the Company's common stock ($1.00 par value) were outstanding.

                    CHASE GENERAL CORPORATION

                              INDEX

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets - March 31, 1999
     (Unaudited) and June 30, 1998 ........................  3

   Consolidated Condensed Statements of Operations -
     Nine months ended March 31, 1999 and 1998
     (Unaudited)...........................................  5

   Consolidated Condensed Statements of Operations -
     Three months ended March 31, 1999 and 1998
     (Unaudited)...........................................  6

   Consolidated Condensed Statements of Cash Flows -
     Nine months ended March 31, 1999 and 1998
     (Unaudited)...........................................  7

   Notes to Consolidated Condensed Financial Statements....  8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............. 10

PART II - OTHER INFORMATION

 Item 3.  Defaults Upon Senior Securities ................. 12

 Item 6.  Exhibits and Reports on Form 8-K ................ 12

                  PART I.  FINANCIAL INFORMATION
                   ITEM 1. FINANCIAL STATEMENTS

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                 MARCH 31, 1999 AND JUNE 30, 1998

                                                 MARCH 31,              JUNE 30,
                                                   1999                   1998
                                                (Unaudited)
CURRENT ASSETS

  Cash                                         $     278,164       $     161,093
  Trade receivables, net of allowance                 70,542              94,514
  Income tax receivables                                  --              24,710
  Inventories:
     Finished goods                                   65,874              47,397
     Goods in process                                  4,628               3,633
     Raw materials                                    72,544              81,377
     Packaging materials                             104,632              79,006
  Prepaid expense                                     20,018              35,549
  Prepaid income taxes                                    --               1,000

     Total current assets                            616,402             528,279

PROPERTY AND EQUIPMENT - AT COST                   1,023,603           1,016,799

  Less accumulated depreciation                      814,646             774,080

     Total property and equipment                    208,957             242,719


TOTAL ASSETS                                   $     825,359       $     770,998

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                               MARCH 31,            JUNE 30,
                                                 1999                 1998
                                              (Unaudited)
CURRENT LIABILITIES

  Accounts payable                        $          54,726    $         59,194
  Accrued expense                                    31,282              34,928
  Income taxes payable                               19,750                  --

     Total current liabilities                      105,758              94,122

LONG-TERM LIABILITIES

  Notes payable, Series B, less current
     maturities above                               162,672             185,305

     Total liabilities                              268,430             279,427

STOCKHOLDERS' EQUITY

  Capital stock issued and outstanding:
     Prior cumulative preferred stock,
       $5 par value:
       Series A (liquidation preference
         $1,207,500 and $1,185,000
         respectively)                              500,000             500,000
       Series B (liquidation preference
         $1,162,500 and $1,140,000
         respectively)                              500,000             500,000
     Cumulative preferred stock,
        $20 par value:
       Series A (liquidation preference
         $2,897,383 and $2,853,484
         respectively)                            1,170,660           1,170,660
       Series B (liquidation preference
         $472,181 and $465,026
         respectively)                              190,780             190,780
     Common stock, $1 par value                     969,834             969,834
  Paid-in capital in excess of par                3,134,722           3,134,722
  Retained earnings (deficit)                    (5,909,067)         (5,974,425)

     Total stockholders' equity                     556,929             491,571

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                        $    825,359        $    770,998


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                              MARCH 31,
                                                      1999               1998

NET SALES                                      $    1,753,469      $  1,773,026

COST OF SALES                                       1,351,032         1,389,744

  Gross profit on sales                               402,437           383,282

OPERATING EXPENSES

  Selling expense                                     194,045           214,364
  General and administrative expense                  118,049           129,437

     Total operating expenses                         312,094           343,801

       Net income from operations                      90,343            39,481

OTHER INCOME (EXPENSE)                                 (4,235)           (7,218)

       Net income before income taxes                  86,108            32,263

PROVISION FOR INCOME TAXES                             20,750             6,432

NET INCOME                                     $       65,358       $    25,831

LOSS PER SHARE                                 $         (.03)      $      (.07)


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     1999                 1998

NET SALES                                      $     272,458      $     240,116

COST OF SALES                                        244,343            240,739

  Gross profit (loss) on sales                        28,115               (623)

OPERATING EXPENSES

  Selling expense                                     43,024             43,850
  General and administrative expense                  40,894             40,855

     Total operating expenses                         83,918             84,705

       Net loss from operations                      (55,803)           (85,328)

OTHER INCOME (EXPENSE)                                (1,436)            (2,274)

       Net loss before income taxes                  (57,239)           (87,602)

CREDIT FOR INCOME TAXES                              (25,523)           (30,316)

NET LOSS                                       $     (31,716)     $     (57,286)

LOSS PER SHARE                                 $        (.07)     $        (.09)


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)


                                                       NINE MONTHS ENDED
                                                            MARCH 31,
                                                   1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                   $       65,358      $     25,831

  Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Depreciation and amortization                     40,566            46,955
     Provision for bad debts                            4,815             4,815
     Effects of changes in operating
       assets and liabilities:
         Accounts receivables                          43,867               (29)
         Accounts payable                              (4,468)          (26,288)
         Inventories                                  (36,265)           96,134
         Prepaid expenses                              16,531            20,655
         Accrued expense                               (3,646)           (3,931)
         Income taxes payable                          19,750                --

          Net cash provided by
          operating activities                        146,508           164,142

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                  (6,804)          (27,852)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                (22,633)          (28,648)

NET INCREASE IN CASH                                  117,071           107,642

CASH, BEGINNING OF PERIOD                             161,093           141,657

CASH, END OF PERIOD                            $      278,164      $    249,299

SUPPLEMENTAL DISCLOSURES
  Interest paid                                $       12,109      $     14,098

  Income taxes paid (received)                 $      (24,710)     $      4,840

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

A summary of the Company's significant accounting policies is presented on page 8 and 9 (not shown) of its 1998 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the quarter and nine months ended March 31, 1999.

In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General
Corporation's financial position as of March 31, 1999 and June
30, 1998, the results of its operations for the nine months and three months ended March 31, 199 and 1998, and its cash flows for the nine months ended March 31, 1999 and 1998.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 2 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:

                                               NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                    MARCH  31,                                 MARCH 31
                                            1999               1998                1999                     1998
Net income (loss)                      $      65,358        $    25,831       $      (31,716)          $      (57,286)

Preferred dividend requirements:
  6% Prior Cumulative Preferred,
     $5 par value                             45,000            45,000                15,000                   15,000
  5% Convertible Cumulative
     Preferred,$20 par value                  51,054            51,054                17,018                   17,018

     Total dividend requirements              96,054            96,054                32,018                   32,018

NET LOSS - COMMON
  STOCKHOLDERS                         $     (30,696)       $  (70,223)       $      (63,734)          $      (89,304)

WEIGHTED AVERAGE OF OUTSTANDING
  COMMON SHARES                              969,834           969,834               969,834                  969,834

LOSS PER SHARE                         $        (.03)       $   (.07)         $         (.07)          $         (.09)

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1998 AND 1997

Sales:
The Company had no unusual transactions for the nine months ended March 31, 1999. The Company realized a gross profit margin of 22.95% for the nine months ended March 31, 1999 as compared to 21.62% for the same period ended a year ago. Consolidated net sales for the nine months ended March 31, 1999 of $1,753,469, were 1% below the $1,773,026 in 1998's first nine months. No major customers were lost during this nine month period. The 1999 improved gross profit margin is due to a decrease in direct and indirect labor costs.

Expenses:
Selling, general and administrative expenses were 17.8% of sales in the nine month period ended March 31, 1999 compared to 19.4% in the first nine months of 1998. Interest expense continues to decrease because of debt retirement.

Inventories at March 31, 1999 were $36,000 higher than at June
30, 1998 due to increased non-seasonal sales orders from a major customer. Accounts payable are $4,500 lower than at June 30, 1998.

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Sales:
The Company's net sales increased 13% over net sales for the three months ended March 31, 1998. This three month period is normally the Company's slowest season. However, due to new sales from a major customer, sales were significantly higher for the March 1999 quarter.

                           (Continued)

                              ITEM 2

             CHASE GENERAL CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Expenses:
Selling, general and administrative expenses were 30.8% of sales in the three month period ended March 31, 1999 compared to 35.3% in the same period a year ago. The improved percentage is a result of increased sales for the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company has no commitments for capitalized expenditures. Cash increased $117,000 during the current nine month period as a result of controlling overhead costs. Working capital also increased approximately $76,500 for the current nine month period.

The officers of the corporation and legal counsel continue to discuss liquidity and capital resource options to resolve the $5.7 million cumulative preferred stock dividends that are in arrears.

                   PART II.  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividends in arrears at March 31, 1999 is $5,739,564.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits - None

          b. Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant



May 11, 1999             /s/ Barry M. Yantis
Date                     Barry M. Yantis
                         President and Chief Financial Officer