Form 10-K405
period 1999-06-30
CHASE GENERAL CORP
filed 1999-09-28
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           x   Yes       ____  No

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

Indicate the number of shares outstanding of each of the registrants' classes of common stock as of the latest practicable date: 969,834 (one class with $1 par value) as of August 24, 1999.

Location in this filing where exhibit index is located :   32

Total number of pages included in this filing:   40

                              PART I

ITEM 1    BUSINESS

          (a)  GENERAL DEVELOPMENT OF BUSINESS

               (1)  NARRATIVE HISTORY OF BUSINESS

                    Chase General Corporation was incorporated
                    November 6, 1944 for the purpose of
                    manufacturing confectionery products.  In
                    1970 Chase General Corporation acquired a
                    100% interest in its wholly-owned subsidiary, Dye Candy Company. (Chase General Corporation and Dye Candy Company are sometimes referred herein as "the Company"). This subsidiary is the main operating company for the reporting entity. There were no material acquisitions, dispositions, new developments, or changes in conducting business during the past five fiscal years. However, as of June 30, 1987, the working capital of the Company became impaired due to the maturity of $696,000 of notes payable. During the fiscal year end 1991 a portion of the notes were paid in full and the remaining notes were extended to December 20, 1994. Negotiation of a second extension of the notes began during fiscal year ended 1995.
                    An extension to December 20, 2002 was
                    unanimously accepted December 20, 1995 with the agreement that this will be the final extension. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this filing for further information.

               (2)  Not applicable.

          (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

               The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Company and Poe Candy Company. Operations in Chase Candy Company involve production and sale of a candy bar marketed under the trade name "Cherry Mash". Operations in Poe Candy Company involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Division products are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Due to the similarities in the products manufactured, segment reporting for the two divisions is not maintained by Management and, accordingly, is not available for inclusion in this filing.

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

                    (i)  The principal products produced and
                         methods of distribution are as follows:

                         CHASE CANDY DIVISION OF DYE CANDY
                         COMPANY produces a candy bar under the
                         trade name of "Cherry Mash". The bar is distributed in four case sizes:

                         (1)  60 count pack
                         (2)  12 boxes of 24 bars per box
                         (3)  192 count shipper box
                         (4)  96 count shipper box

                         In addition to the regular size bar, a
"mini-mash" is distributed in four case sizes:

                         (1)  24 - 12 oz. bags
                         (2)  6 jars - 60 bars per jar
                         (3)  23 # wrapped bars
                         (4)  22 # unwrapped bars

                         The bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, and vendors. "Cherry Mash" bars are marketed in the Midwest region of the United States. For the years ended June 30, 1999, 1998, and 1997, this division accounted for 56%, 55%, and 54%, respectively, of the consolidated revenue of Dye Candy Company.

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

                         The Poe line is sold primarily on a
                         Midwest regional basis to national
                         syndicate accounts, repackers, and
                         grocery accounts.  For the years ended
                         June 30, 1999, 1998, and 1997, this
                         division accounted for 44%, 45%, and
                         46%, respectively, of the consolidated
                         revenue of Dye Candy Company.

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

                    (iv) The largest single revenue producing
                         product, the "Cherry MashR" bar, is
                         protected by a trademark registered with the United States Government Patents Office. Management considers this trademark very important to the Company. The trademark was renewed during the fiscal year ended June 30, 1985. This trademark expires in the year 2002. Management and its legal representatives do not expect any impediment to renewing this trademark prior to its expiration.

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

                   (vii) For the years ending June 30, 1999,
                         1998, and 1997, Associated Wholesale
                         Grocers, accounted for 19.64%, 18.87%
                         and 19.67% of gross  sales,
                         respectively.  For the year ending June
                         30, 1999, Wal-Mart and its affiliates
                         accounted for 12.06% of gross sales.
                         The loss of Associated Wholesale Grocers would not have an adverse effect on the Company as customer purchases and distributes to retail outlets and these outlets would continue to demand products offered by Dye Candy Company. However, due to the affiliation certain outlets have with Wal-Mart, a loss of this customer would reduce gross sales. The Company continues to seek additional markets for its products.

                  (viii) Prompt, efficient service are traits
                         demanded in the confectionery industry,
                         which results in a continual low volume
                         of back-orders.  Therefore, at no time
                         during the year does the Company have a
                         significant amount of back-orders.

                    (ix) Not applicable.

                     (x) The confectionery market for the type of product
                         produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery (candy) industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Bradley Candy Company, Crown Candy Company, Vermico Candy Company, and the Poe Division of Dye Candy Company with approximately 70% of the market share among them. In the United States, Sophie Mae and Old Dominion have approximately 80% of the market share of the peanut candy business in which the Poe Division operates. Dye Candy Company sells approximately 90% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Dye Candy Company's Shares in the coconut industry approximates 15% to 20% annually. This does not vary significantly from year to year. Principal methods of competition the Company uses include quality of product, price, reduced transportation costs due to central location, and service. The Company's competitive position is positively influenced by labor costs being lower than industry average. Chase General Corporation is firmly established in the confectionery market and through its operating divisions has many years' experience associated with its name.

                    (xi) Not applicable.

                   (xii) To the best of management's knowledge, the Company
                         is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard.

                  (xiii) The Company employs approximately 25 full time
                         personnel year round.  This expands to
                         approximately 50 full time personnel during the two busy production seasons in spring and fall.

          (d)  FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

               The Company has no foreign operations or export sales. In addition, all domestic sales are primarily in the Midwest region of the United
               States.

ITEM 2    PROPERTIES

          The registrant operates out of two buildings consisting of the following:

          CHASE AND POE WAREHOUSE - This building located in St.
          Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facilities are currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse consists of a sixty-seven year old building which is in fair condition and is adequate to meet present requirements. The warehouse has approximately 15,000 square feet and it is not encumbered.

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

ITEM 3    LEGAL PROCEEDINGS

          The Company is not, and has not been, a party in any material pending legal proceedings, other than ordinary litigation incidental to its business, during the fiscal year ended June 30, 1999, nor are any such proceedings contemplated.

ITEM 4    RESULTS OF VOTES OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended June 30, 1999.

                             PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

          (a)  MARKET INFORMATION

               There is no established public trading market for the common stock (par value $1 per share) of the Company.

          (b)  APPROXIMATE NUMBER OF SECURITY HOLDERS

               As of August 24, 1999, the latest practicable date, the approximate number of record holders of common stock was 1,439, including individual participants in security listings.

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

ITEM 6    SELECTED FINANCIAL DATA

     (a)  LAST FIVE YEARS

                         06-30-99    06-30-98     06-30-97     06-30-96      06-30-95
  (i) NET  SALES OR
      OPERATING REVENUE  $2,134,920  $2,113,777   $2,317,501   $2,316,031    $2,235,656

 (ii) INCOME (LOSS)
      FROM CONTINUING
      OPERATIONS         $   49,262   $ (33,502)  $    50,174  $   63,703    $   60,146

(iii) INCOME (LOSS)
      FROM CONTINUING
      OPERATIONS PER
      COMMON SHARE<F*>   $    (.09)  $     (.17)  $      (.08) $    (.07)    $    (.07)

 (iv) TOTAL ASSETS       $  798,961  $  770,998   $    837,871 $  815,954    $  797,909

  (v) LONG-TERM DEBT     $  162,672  $  185,305   $    207,659 $  242,980    $       --

 (vi) CASH DIVIDEND
      DECLARED PER
      COMMON SHARE       $       --  $       --   $         -- $   -- $           --

  (b)     No additional years are necessary to keep the summary from being misleading.

<F*>
Refer to Note 6, "Notes to Financial Statements" for computation of income (loss) from continuing operations per common share.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          (a & b)   LIQUIDITY AND CAPITAL RESOURCES

               Positive cash flows from operating activities were generated for fiscal years ended June 30, 1999, 1998, and 1997 in the amounts of $99,294, $93,720, and $8,940, respectively.

               At various times during the years, and in anticipation of heavier cash demands due to seasonal production, plant improvements, and/or major promotional programs, it is the Company's practice to invest in short term U.S. Treasury obligations or financial institution certificates of deposit. At June 30, 1999, 1998, and 1997 the Company had $150,000, $100,000, and $90,000,
               respectively invested in short term certificates of deposit to meet the 1999, 1998, and 1997 fall production season.

               The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated adjustments to inventory levels are made accordingly. Raw material inventory decreased slightly when comparing 1998 to 1997.
               In late spring 1997, predicted weather conditions dictated a future increase in peanut costs. Therefore, the Company purchased additional peanut inventory for its 1997 fall production season. With stable weather conditions being predicted for 1998, the additional purchase of peanut inventory was not necessary. Purchase commitments for peanuts as of June 30, 1998 were comparable to those at June 30, 1997. Raw materials decreased approximately $28,000 from June 30, 1998 to June 30, 1999. The Company had approximately $23,000 less chocolate, peanuts and coconut in inventory than at June 30, 1998. Purchase commitments for chocolate, peanuts and coconut were $113,000 less than at June 30, 1998. The Company watches markets for these commodities and purchases are made accordingly. There were $198,900 in purchase commitments for peanuts at June 30, 1998 and of this total, there still remained a commitment to purchase peanuts in the amount of approximately $80,000. The market price at June 30, 1998 for this product is higher than the cost of the commitment. Packaging inventory significantly decreased in 1998 compared to 1997 due to usage of existing supplies. Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Package inventory at June 30, 1999 was comparable to inventory at June 30, 1998.
               Finished goods inventory increased in 1997 over 1996 and decreased in 1998 to a level comparable to 1996 due to timing of production to prepare for the fall sales. The main component wich made up these fluctuations were the "Cherry Mash bars". Finished goods increased from June 30, 1998 from June 30, 1999 due to an increase in the Champion Creme Drops and Jelly Candies. The items are purchased by the Company in large lots and resold to customers under the Poe name. Purchases are normally made closer to the peak selling season, however, the Company believed that the price was right for getting the product into their inventory. Finished goods are produced when it is most advantageous from a labor stand point and stored in the warehouse. Goods in process remained comparable to prior years.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

               The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the past three years. The Company also continues to replace old equipment on a yearly basis in order to streamline operations. However, due to cash flow needs in other areas, the Company has not been able to update the equipment at any significant level. Expenditures of $5,113 were made during fiscal year ended June 30, 1997 to update existing equipment. The Company spent an additional $59,783 during 1997 to update transportation equipment, add to leasehold improvements, and replace outdated equipment. The Company spent $23,921 during 1998 to make major improvements to existing equipment. In addition, $21,715 was expended on buildings and transportation equipment. During the year ending June 30, 1999, $16,041 was spent to upgrade production equipment. Also, during 1999, $21,087 was used to add to transportation and office equipment. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers in the next several years with no set target date.

               For the past eight years, the Company has not been indebted except for the series B notes. Of the original $630,000 Series B notes payable, $162,672 remain outstanding at June 30, 1999. On December 20, 1995, the Company received approval to extend the notes to December 20, 2002 at the current 6% rate of interest, with the agreement that this was the final note extension. The entire $162,672 outstanding at June 30, 1999, is classified as long-term. Realizing the minimum yearly principal payment required by the note indenture will not satisfy the notes on December 20, 2002, the Company has accelerated the principal payments on the notes during the past three fiscal years. It is anticipated that acceleration of principal payments will continue if cash is not required for operations and equipment replacement.

               The Company's lease on its manufacturing facility expired March 31, 1995. The lease was renewed effective April 1, 1995 for a period of 10 years at $2,955 per month.

          (c)  RESULTS OF OPERATIONS

               1998 was the first year in over ten years that the Company has realized an operating loss. Increased cost of sales and general and administrative expenses were the primary sources for the loss.

               In comparing 1998 to 1997, net sales decreased 9% while cost of sales only decreased 5%. Company management realized sales were declining during the current year due to broker turnover. However, in anticipation of future increased sales, management decided to retain their current labor force during the slower productive times. This decision was made due to the excellent quality of the current labor force as well as the tight job market. Management redirected certain job functions to concentrate more on internal improvements of the plant; however, the overall production per hour declined for those whose job functions could not be redirected. It was the intention of the Company to re-evaluate the quantity of the labor force as well as their efficiencies for the upcoming year.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

               The company realized success due to this evaluation, and for the year ending June 30, 1999 net sales increased by 1% and the cost of sales decreased by 1%. Operating expenses were closely monitored during 1999 and were decreased by 13% for the year. This was accomplished by decreasing selling expenses by 12%, and general and administrative by 15%.

               During 1998 general and administrative expenses increased $18,745 compared to 1997. While the majority of general and administrative expenses remain stable regardless of sales volume, the Company experienced an increase in legal fees regarding the dividend arrearage as well as an increase in the allowance for doubtful accounts for the year.

               Selling expenses were reduced by targeting advertising and promotion expenditures to their most profitable areas. The decrease in these areas realized $16,500 less costs. In addition, the Company decreased their allowance for doubtful accounts by a net amount of $19,300 for the year. A more aggressive collections effort was made during the year which reduced current year write offs and also realized the collections of some prior year write-offs.

               Under the leadership of the CEO and his sales staff, the Company has stabilized its customer base. Certainly some customers were lost during 1999, but those have been replaced. The Company continues to look for new markets but only when the addition of a new market is profitable.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Financial statements meeting the requirements of Regulation S-X are contained on pages 12 through 26 of the filing.

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

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable. There has been no change in accountants for approximately twenty-four years and no disagreements on accounting or financial disclosure.

                   INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chase General Corporation
St. Joseph, Missouri

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.




St. Joseph, Missouri
August 11, 1999

            CHASE GENERAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1999 AND 1998

                             ASSETS

                                        1999           1998
CURRENT ASSETS
     Cash and cash equivalents     $    206,609   $    161,093
     Receivables:
          Trade, less allowance
          for doubtful accounts
          of $11,516 in 1999
          and $11,604 in 1998           138,959         94,514
          Income tax                      --            24,710
     Inventories:
          Finished goods                 73,106         47,397
          Goods in process                3,243          3,633
          Raw materials                  52,930         81,377
          Packaging materials            70,878         79,006
     Prepaid expense                     35,469         35,549
     Prepaid income taxes                 --             1,000

               Total current assets     581,194        528,279

PROPERTY AND EQUIPMENT
     Land                                35,000         35,000
     Buildings                           85,738         85,738
     Machinery and equipment            663,341        648,360
     Trucks and autos                    99,113        94,639
     Office equipment                    31,909        31,706
     Leasehold improvements             121,356        121,356
          Total, at cost              1,036,457      1,016,799
     Less accumulated depreciation      818,690        774,080

               Total property and
               equipment                217,767        242,719












TOTAL ASSETS                       $    798,961   $    770,998

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                        1999           1998
CURRENT LIABILITIES
  Accounts payable                 $    48,383    $    59,194
  Series B notes payable,
    related parties,
    current maturities                   2,305           --
  Series B notes payable,
    unrelated parties,
    current maturities                   3,761           --
  Accrued expense:
          Interest                      10,440         11,978
          Income taxes                   8,855           --
          Other                         27,778         22,950

               Total current
                 liabilities           101,522         94,122

LONG-TERM LIABILITIES
  Series B notes payable,
    related parties                     59,219         68,331
  Series B notes payable,
    unrelated parties                   97,387        116,974

               Total long-term
                 liabilities           156,606        185,305

               Total liabilities       258,128        279,427

STOCKHOLDERS' EQUITY
  Capital stock issued and outstanding:
          Prior cumulative preferred
            stock, $5 par value:
               Series A (liquidation
                 preference $1,215,000
                 and $1,185,000
                 respectively)         500,000        500,000
               Series B (liquidation
                 preference $1,170,000
                 and $1,140,000
                 respectively)         500,000        500,000
          Cumulative preferred stock,
            $20 par value:
               Series A (liquidation
                 preference $2,912,017
                 and $2,853,484
                 respectively)       1,170,660      1,170,660
               Series B (liquidation
                 preference $474,565
                 and $465,026
                 respectively)         190,780         190,780
          Common stock, $1 par value   969,834         969,834
  Paid-in capital in excess of par   3,134,722       3,134,722
  Accumulated deficit               (5,925,163)     (5,974,425)

               Total stockholders'
                 equity                 540,833        491,571



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $    798,961   $    770,998


     These consolidated financial statements should be read
      only in connection with the accompanying summary of
          significant accounting policies and notes to
               consolidated financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                           1999           1998           1997

NET SALES            $   2,134,920  $   2,113,777  $   2,317,501

COST OF SALES            1,677,258      1,696,845      1,787,350

  Gross profit             457,662        416,932        530,151

OPERATING EXPENSES
  Selling expenses         246,592        280,764        302,871
  General and
    administrative
    expenses               148,838        175,442        156,697

     Total operating
       expenses            395,430        456,206        459,568

       Income (loss)
         from
         operations         62,232        (39,274)        70,583

OTHER INCOME (EXPENSE)
  Interest income            6,498          5,896          7,388
  Miscellaneous income       1,758            691          1,272
  Interest expense         (10,571)       (12,077)       (13,998)

     Total other
     income (expense)       (2,315)        (5,490)        (5,338)

     Income (loss)
     before income taxes    59,917        (44,764)        65,245

PROVISION (CREDIT) FOR
  INCOME TAXES              10,655        (11,262)        15,071

NET INCOME (LOSS)        $  49,262  $     (33,502) $      50,174

(LOSS) PER SHARE OF
  COMMON STOCK           $    (.09) $       .(.17) $        (.08)









     These consolidated financial statements should be read
      only in connection with the accompanying summary of
          significant accounting policies and notes to
               consolidated financial statements.

                        CHASE GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                        PRIOR CUMULATIVE           CUMULATIVE
                         PREFERRED STOCK         PREFERRED STOCK
                     SERIES A    SERIES B    SERIES A        SERIES B
BALANCE (DEFICIT),
  JUNE 30, 1996     $ 500,000 $ 500,000    $  1,170,660     $    190,780

     Net income            --        --              --               --

BALANCE (DEFICIT),
  JUNE 30, 1997       500,000    500,000      1,170,660          190,780

     Net loss              --         --             --               --

BALANCE (DEFICIT),
  JUNE 30, 1998        500,000   500,000      1,170,660          190,780

     Net income             --        --           --               --

BALANCE (DEFICIT),
  JUNE 30, 1999     $ 500,000  $ 500,000   $  1,170,660     $    190,780

                      COMMON       PAID-IN     ACCUMULATED
                      STOCK        CAPITAL       DEFICIT        TOTAL
BALANCE (DEFICIT),
  JUNE 30, 1996     $ 969,834  $ 3,134,722  $ (5,991,097)   $  474,899

  Net income               --            --       50,174        50,174

BALANCE (DEFICIT),
  JUNE 30, 1997        969,834   3,134,722    (5,940,923)      525,073

  Net loss                  --          --       (33,502)      (33,502)

BALANCE (DEFICIT),
  JUNE 30, 1998        969,834   3,134,722    (5,974,425)      491,571

  Net income                --          --        49,262        49,262

BALANCE (DEFICIT),
  JUNE 30, 1999     $ 969,834  $ 3,134,722  $  (5,925,163)  $  540,833











        These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting
                policies and notes to consolidated financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                              1999         1998         1997

CASH FLOWS FROM OPERATING
ACTIVITIES
  Collections from
    customers            $ 2,094,487  $  2,087,531  $  2,305,349
  Interest received            6,498         5,896         7,388
  Other income                 2,042         1,926         1,272
  Income tax refunds          24,710         2,384            --
  Cost of sales,
    selling, general
    and administrative
    expenses paid         (2,015,534)   (1,979,084)   (2,265,624)
  Interest paid              (12,109)      (14,097)      (16,214)
  Income tax paid               (800)      (10,836)      (23,231)

     Net cash provided
       by operating
       activities             99,294        93,720         8,940

CASH FLOWS FROM
INVESTING ACTIVITIES
  Purchases of property
    and equipment            (31,145)      (45,636)      (64,896)

     Net cash used in
       investing
       activities            (31,145)      (45,636)      (64,896)

CASH FLOWS FROM
FINANCING ACTIVITIES
  Principal payments
    on notes payable,
    Series B                 (22,633)      (28,648)      (38,703)

     Net cash used in
       financing
       activities            (22,633)      (28,648)      (38,703)

NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                 45,516        19,436       (94,659)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR          161,093      141,657        236,316

CASH AND CASH EQUIVALENTS,
  END OF YEAR              $ 206,609    $ 161,093      $ 141,657

                               1999         1998           1997
RECONCILIATION OF
  NET INCOME TO NET
  CASH PROVIDED BY
  OPERATING ACTIVITIES

    Net income (loss)       $  49,262    $(33,502)    $  50,174

  Adjustments to reconcile
    net income (loss) to net
    cash provided by
    operating activities:
     Depreciation              55,813      66,019        62,802
     Loss on disposal of
       equipment                  284       1,235            --
     Provision for
       doubtful accounts       (4,012)     15,311         3,327
     Effects of changes
       in operating assets
       and liabilities:
       Trade accounts
          receivable          (40,433)    (26,246)      (12,152)
       Income tax
          receivable           24,710     (24,710)           --
       Inventories             11,256      90,098      (101,529)
       Prepaid expense             80       4,242         2,868
       Prepaid income taxes     1,000       4,996        (5,996)
       Accounts payable       (10,811)         32        12,219
       Income tax payable       8,855          --        (2,164)
       Accrued liabilities      3,290      (3,755)         (609)

NET CASH PROVIDED BY
  OPERATING ACTIVITIES     $  99,294     $ 93,720   $     8,940
















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

Pursuant to a supplemental indenture, dated April 1, 1968 and executed in compliance with a request by Yantis & Co. in furtherance of the winding-up of its affairs, the original notes aggregating $680,000 were reissued in two series designated as A and B, respectively. The Series A notes aggregating $50,000 had priority and were retired during the year ended June 30, 1984. The Series B notes totaling $630,000 are held by the former shareholders of Yantis & Co. During the years ended June 30,
1999 and 1998,      $22,633 and $24,648 principal was paid on the
Series B notes, respectively.

As of June 30, 1999 and 1998, the outstanding Series B notes total $162,672 and $185,305, respectively. Of these amounts
$61,524 and $68,331 are owed to officers and directors of the Company.

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

See Note 2 for computation of "surplus net earnings" and sinking fund requirements for years ended June 30, 1999, 1998, and 1997.

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

Dividends, other than stock dividends, may not be paid on capital stock at any time interest on the notes is not current.


NOTE 2 - "SURPLUS NET EARNINGS" AND SINKING FUND REQUIREMENTS

The following is an analysis of the computation of the "surplus net earnings" and sinking fund requirements for years ended June 30:
                           1999          1998         1997
NET INCOME (LOSS)
  Chase General
    Corporation       $  (11,829)  $ (12,410)  $  (14,737)
  Dye Candy Company       61,091     (21,092)      64,911

     Consolidated
       net income
       (loss)             49,262     (33,502)      50,174

NON-ALLOWANCE
  EXPENSE DEDUCTION
  Interest on
    indebtedness          10,571      12,077       13,998

       Net income
        (loss) basis
        for "surplus
        net earnings"     59,833     (21,425)      64,172

DEDUCTIONS FROM INCOME
  BASIS
  Set aside as reserve
    for accumulation
    of working capital    25,000      25,000       25,000

          "Surplus net
            earnings"
            (loss)        34,833     (46,425)      39,172

INTEREST PAYMENT
  REQUIRED               10,571       12,077       13,998

EXCESS "SURPLUS NET
  EARNINGS" (LOSS) OVER
  INTEREST PAYMENT
  REQUIRED            $  24,262    $ (34,348)  $   25,174

SINKING FUND
  REQUIREMENT         $   6,066    $      --   $    6,294

            CHASE GENERAL CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - COMMITMENTS

Dye Candy Company leases its manufacturing facilities located at 3600 Leonard Road, St. Joseph, Missouri. The period of the lease is from April 1, 1995 through March 31, 2005, and requires payments of $2,955 per month. Rental expense for the years ended
June 30, 1999, 1998 and 1997 totaled $35,460, $35,460 and
$35,460, respectively, and is included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30, 2000          $   35,460
Year ending June 30, 2001              35,460
Year ending June 30, 2002              35,460
Year ending June 30, 2003              35,460
Year ending June 30, 2004              35,460
Later years                            29,550

  Total                            $ 206,850


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

As of June 30, 1999, the Company had purchase commitments with four vendors for approximately $161,324.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 1999 and 1998 is as follows:

                                           SHARES
                                                   ISSUED AND
                              AUTHORIZED          OUTSTANDING

Prior Cumulative Preferred
  Stock, $5 par value:
     6% Convertible             240,000
       Series A                                       100,000
       Series B                                       100,000

Cumulative Preferred
  Stock, $20 par value:
     5% Convertible             150,000
       Series A                                        58,533
       Series B                                         9,539

Common Stock,
  $1 par value
     Reserved for conversion
       of Preferred Stock -
       1,033,333 shares       2,000,000               969,834

Cumulative Preferred Stock dividends in arrears at June 30, 1999 and 1998, totaled $5,771,582 and $5,643,510, respectively.  Total dividends in arrears, on a per share basis, consist of the
following at June 30:
                                   1999              1998
6% Convertible
  Series A                         $12                $12
  Series B                          12                 11

5% Convertible
  Series A                          50                 49
  Series B                          50                 49

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


NOTE 5 - PROVISION (CREDIT) FOR INCOME TAXES

The provision (credit) for income taxes consists of the following as of June 30:

                         1999         1998         1997

Federal income tax    $  7,551     $ (8,817)   $  11,257
State income tax         3,104       (2,445)       3,814

  Total provision
  (credit) for
  income taxes $      10,655  $    (11,262)    $  15,071

The Company's provision (credit) for income taxes differs from the tax that would result from applying statutory federal and state income tax rates primarily because of nondeductible expenses.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - (LOSS) PER SHARE OF COMMON STOCK

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:

                          1999         1998        1997

Net income (loss)     $  49,262    $ (33,502)  $  50,174

Preferred dividend
 requirements:
  6% Prior Cumulative
    Preferred, $5 par
    value                 60,000      60,000      60,000
  5% Convertible
    Cumulative Preferred,
    $20 par value         68,072      68,072      68,072

     Total dividend
      requirements       128,072     128,072      128,072

       Net loss -
         common
         stockholders $  (78,810)  $ (161,574) $  (77,898)

     Weighted average
     of outstanding
     common shares       969,834      969,834     969,834

       Loss per share $     (.09)  $     (.17) $     (.08)


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

NOTE 8 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 1998 and June 30, 1997 one customer accounted for 18.87%, and 19.67%, of the gross sales, respectively. For the year ending June 30, 1999, two customers accounted for 31.70% of the gross sales.




     This information is an integral part of the accompanying
                consolidated financial statements.

                             PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a)  DIRECTORS

                              PERIODS OF SERVICE
     NAME           AGE          AS DIRECTOR            TERMS

W.A. Yantis, III    56   1980 to January 21, 1999        --
Barry M. Yantis     54   1980 to present               One year
Brian A. Yantis     53   07-16-86 to present           One year
Brett A. Yantis     31   January 21, 1999 to present   One year

               An insufficient number of proxies were returned by the shareholders for the January 21, 1999 annual stockholder meeting. Therefore, the Directors noted above are continuing for an additional one year term except for W.A. Yantis, III whose resignation was accepted by the Directors. To fill the vacated position, Brett A. Yantis was elected for the remainder of the term.

               See Item 10(b) for offices held by Barry M. Yantis and Brian A. Yantis. W.A. Yantis, III has never held an office with the Company.

          (b)  EXECUTIVE OFFICERS
                                        YEARS OF
                                        SERVICE AS
     NAME           AGE     POSITION    AN OFFICER     TERM

Barry M. Yantis     53   President and      19         Until
                         Treasurer                     successor
                                                       elected

Brian A. Yantis     50   Vice-President      8         Until
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

               Brian A. Yantis, vice-president and secretary has been an officer of the Company for seven years as vice-president and since May, 1992 as secretary. He has been associated with the insurance business for twenty-six years and has been a Vice-President of Aon Risk Services in Chicago, Illinois during the past eleven years.

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

               Brett A. Yantis was elected to the position of director for the remaining part of W.A. Yantis' term. Brett has been associated with the Company for six years.

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

                                     SUMMARY COMPENSATION TABLE
                                          ANNUAL COMPENSATION
                                                                   OTHER
     NAME AND          FISCAL                                      ANNUAL
PRINCIPAL POSITION    YEAR END         SALARY          BONUS     COMPENSATION
BARRY M. YANTIS     1) 06-30-99    $    112,950   $    8,000     $    2,240

BARRY M. YANTIS     1) 06-30-98    $    100,000   $    15,750    $    2,240

BARRY M. YANTIS     1) 06-30-97    $    103,025   $    11,250    $    2,240

                                   LONG TERM COMPENSATION
                                        AWARDS              PAYOUTS
                                   RESTRICTED
NAME AND            FISCAL         STOCK     OPTION/         LTIP      ALL OTHER
PRINCIPAL POSITION  YEAR END       AWARD(S)  SARS (#)       PAYOUTS   COMPENSATION
BARRY M. YANTIS     1) 06-30-99      --        --             --          --

BARRY M. YANTIS     1) 06-30-98      --        --             --          --

BARRY M. YANTIS     1) 06-30-97      --        --             --          --


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

               Not applicable

          (e)  LONG-TERM INCENTIVE AWARDS TABLE

               Not applicable

          (f)  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

               Not applicable

          (g)  COMPENSATION OF DIRECTORS

               Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 1999, $693, $74 and $-0- of travel expenses were reimbursed to board members, W.A. Yantis III, Brian A. Yantis, and Barry M. Yantis, respectively.

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

          (i)  REPORT ON REPRICING OF OPTION/SARs

               Not applicable

          (j)  ADDITIONAL INFORMATION WITH RESPECT TO
               COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
               PARTICIPATION IN COMPENSATION DECISIONS

               The registrant has no formal compensation committee. The board of directors, W.A. Yantis III, Brian A. Yantis, and Barry M. Yantis, who are brothers, annually approve the compensation of Barry M. Yantis, CEO. Brett A. Yantis, newly elected to the board is the son of Barry M. Yantis.

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


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                                             AMOUNTS
                                             AND
                                             NATURE
                                             OF BENE-
                                             FICIAL         % OF
     TITLE OF CLASS      NAME AND ADDRESS    OWNERSHIP      CLASS

(a) Security ownership
    of certain
    beneficial owners

    Common; par value
    $1 per share        Barry Yantis       194,385(1)     16.8%(2)
                        5605 Osage Drive
                        St. Joseph, Mo.
                        64503

                        Brian Yantis        97,192 (1)     8.4%(2)
                        1210 E. Clarendon
                        Arlington Heights, IL.
                        60004

(b) Security ownership of management

    Common; par value   All directors      110,856        11.4%
    $1 per share        and officers
                        as a group

    Prior Cumulative    All directors       21,533        21.5%
    Preferred,          and officers
    $5 par value:       as a group
    Series A,
    6% convertible

    Prior Cumulative    All directors       21,533        21.5%
    Preferred  $5 par   and officers
    value:  Series B,   as a group
    6% convertible

    Cumulative          All directors        3,017         5.2%
    Preferred,          and officers
    $20 par value:      as a group
    Series A,
    $5 convertible

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)


                                           AMOUNTS
                                           AND
                                           NATURE
                                           OF BENE-
                                           FICIAL       % OF
    TITLE OF CLASS      NAME AND ADDRESS   OWNERSHIP   CLASS

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

          (d)  TRANSACTIONS WITH PROMOTERS

               Not applicable


                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

          (a)  DOCUMENTS FILED AS PART OF THE FORM 10-K

               (1) The following are included in Part II of this report:
                                                  PAGE NUMBER

          Independent Auditor's Report                 12
          Consolidated Balance Sheets -
            June 30, 1999 and 1998                     13 - 14
          Consolidated Statements of
            Operations for the years
            ended June 30, 1999, 1998,
            and 1997                                   15
          Consolidated Statements of
            Stockholders' Equity for
            the years ended June 30,
            1999, 1998, and 1997                       16
          Consolidated Statements of
            Cash Flows for the years
            ended June 30, 1999, 1998,
            and 1997                                   17 - 18
          Summary of Significant
            Accounting Policies                        19 - 20
          Notes to Consolidated
            Financial Statements                       21 - 26

               (2) The following are included in Part IV of this report:
                                                  PAGE NUMBER

          Independent Auditor's Report on
            Supplemental Schedules                     34

          Schedule I:   Condensed Financial
            Information of the Registrant              35 - 38

          Schedule II:  Valuation and
            Qualifying Accounts, June 30,
            1999, 1998, and 1997                       39


          (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1999.

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

               (1)  With this filing, the Registrant is
                    furnishing to the Commission four (4) copies of the Proxy Statement regarding the January
                    21, 1999 annual meeting mailed to security holders during the 1999 fiscal year.

               (2) For the 1999 fiscal year, the Registrant will furnish a copy of the annual report and any Proxy information to the Commission at time the aforementioned are mailed to security holders.

     INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULES


In connection with the audit of the consolidated financial statements of Chase General Corporation and Subsidiary, we have also audited supplemental schedules I and II. In our opinion, these schedules present fairly the financial position as set forth therein, in conformity with generally accepted accounting principles.




St. Joseph, Missouri
August 11, 1999

                                                     SCHEDULE I

            CHASE GENERAL CORPORATION AND SUBSIDIARY
       CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                   CHASE GENERAL CORPORATION
                       (REGISTRANT ONLY)
                    CONDENSED BALANCE SHEETS

                     JUNE 30, 1999 AND 1998

                             ASSETS

                                        1999           1998

Income tax refund receivable       $      --      $      4,392
Investment in subsidiary -
  at equity                             713,945        684,462

TOTAL ASSETS                       $    713,945   $    688,854

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Series B notes payable and accrued
  interest, unrelated parties       $   107,693     $   124,578
Series B notes payable and accrued
  interest, related parties              65,419          72,705

     Total liabilities                  173,112         197,283

Capital stock                         3,331,274       3,331,274
Paid in capital in excess of par      3,134,722       3,134,722
Accumulated (deficit)                (5,925,163)     (5,974,425)

     Total stockholders' equity         540,833         491,571

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY              $   713,945     $   688,854


(1) The restricted assets of 100% consolidated subsidiary, Dye Candy Company, are $798,961 and $770,998 as of June 30, 1999 and 1998, respectively. See "Notes to Financial Statements" in Part II of this report for restrictions.

 (2) No cash dividends have been paid by the registrants' wholly-owned subsidiary, Dye Candy Company, during the past three fiscal years.

                                                     SCHEDULE I
                                                    (Continued)


            CHASE GENERAL CORPORATION AND SUBSIDIARY
       CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                   CHASE GENERAL CORPORATION
                       (REGISTRANT ONLY)
               CONDENSED STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                               1999       1998          1997
REVENUE
  Equity in net income
  (loss) of subsidiary   $    61,091 $  (21,092)    $  64,911

     Total revenue            61,091    (21,092)       64,911

EXPENSE

  General and
    administrative             4,204      4,726          4,892
  Interest                    10,571     12,076         13,998

     Total expense            14,775     16,802         18,890

          Income (loss)
          before income
          taxes               46,316    (37,894)        46,021

PROVISION (CREDIT) FOR
  INCOME TAXES                 2,946     (4,392)        (4,153)

NET INCOME (LOSS)        $    49,262 $  (33,502)    $   50,174

                                                     SCHEDULE I
                                                    (Continued)


            CHASE GENERAL CORPORATION AND SUBSIDIARY
       CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                   CHASE GENERAL CORPORATION
                       (REGISTRANT ONLY)
               CONDENSED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                          1999         1998           1997
CASH FLOWS FROM
  OPERATING ACTIVITIES

  General and
    administrative
    expenses paid     $  (4,204)   $  (4,726)     $  (4,892)
  Interest paid        (12,109)      (14,097)       (16,214)
  Income tax refund
    received             4,392         4,153          5,853

     Net cash used in
       operating
        activities     (11,921)      (14,670)       (15,253)

CASH FLOWS FROM INVESTING ACTIVITIES

  Advances received
   from wholly owned
   subsidiary           34,554        43,318         53,956

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on
    Series B notes
    payable            (22,633)      (28,648)       (38,703)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS         --           --            --

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR     --              --            --

CASH AND CASH EQUIVALENTS,
  END OF YEAR         $    --      $    --        $   --

                                                     SCHEDULE I
                                                    (Continued)


            CHASE GENERAL CORPORATION AND SUBSIDIARY
       CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                   CHASE GENERAL CORPORATION
                       (REGISTRANT ONLY)
               CONDENSED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                              1999         1998         1997
RECONCILIATION OF
NET INCOME TO NET
CASH USED IN
OPERATING ACTIVITIES

  Net income (loss)     $    49,262     $ (33,502)   $  50,174
  Adjustments to
    reconcile net
    income (loss)to
    net cash used in
    operating activities:
     Net income (loss)
     from wholly owned
     subsidiary             (61,091)       21,092      (64,911)
     Effects of changes
       in operating assets
       and liabilities:
          Accrued interest    (1,538)     (2,021)       (2,216)
          Income tax
          refund receivable     1,446       (239)        1,700

NET CASH USED IN
OPERATING ACTIVITIES       $  (11,921)  $ (14,670)  $  (15,253)










  This information should be read only in connection with the accompanying independent auditor's report on supplemental schedules.

                                                    SCHEDULE II




          CHASE GENERAL CORPORATION AND ITS SUBSIDIARY
               VALUATION AND QUALIFYING ACCOUNTS
                 JUNE 30, 1999, 1998, AND 1997


                          COLUMN C
COLUMN A     COLUMN B  ADDITIONS        COLUMN D        COLUMN E
             BALANCE AT  CHARGED TO                     BALANCE
             BEGINNING     COSTS                        AT END
DESCRIPTION  OF PERIOD   AND EXPENSES   DEDUCTIONS<F*>  OF PERIOD
Valuation
  accounts
  deducted
  from assets
  to which
  they apply
  for doubtful
  accounts
  receivable:

June 30, 1999  $ 11,604  $   (4,012)    $ 3,924    $  11,516
June 30, 1998    12,714      15,311       16,421      11,604
June 30, 1997    12,216       3,327        3,370      12,714


<F*>
Represents accounts written off, net of (recoveries), for the respective years.
























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


                             CHASE GENERAL CORPORATION
                             (REGISTRANT)


Date: September 28, 1999   By:  /s/ Barry M. Yantis
                                Barry M. Yantis, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

                        President, Treasurer
                        (Principal Executive Officer
                        and Chief Financial and
 /s/ Barry M. Yantis    Accounting Officer) and Director  September 28, 1999
Barry M. Yantis                                           Date


                        Vice-President, Secretary
 /s/ Brian A. Yantis    and Director                      September 28, 1999
Brian A. Yantis                                            Date