Form 10-Q
period 1999-09-30
CHASE GENERAL CORP
filed 1999-11-23
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

         QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                 Yes  X    No

As of November 1, 1999 indicate the number of shares outstanding of the issuer's Common Stock, as of the latest practicable date:
969,834 shares of the Company's common stock ($1.00 par value) were outstanding.

                    CHASE GENERAL CORPORATION

                              INDEX





PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
     Consolidated Condensed Balance Sheets -
     September 30, 1999
          (Unaudited) and June 30, 1999. . . . . . . . . . . . . . . 3

     Consolidated Condensed Statements of Operations -
          First quarter ended September 30, 1999 and
          1998(Unaudited). . . . . . . . . . . . . . . . . . . . . . 5

     Consolidated Condensed Statements of Cash Flows -
          First quarter ended September 30, 1999 and
          1998(Unaudited). . . . . . . . . . . . . . . . . . . . . . 6

     Notes to Consolidated Condensed Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . . . 7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . 9

Part II - Other Information

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .10

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .10

                  PART I  FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
               September 30, 1999 and June 30, 1999

                           (UNAUDITED)

                              ASSETS

                                   September 30,  June 30,
                                   1999           1999
CURRENT ASSETS

     Cash                          $   66,072     $ 206,609
     Trade receivables, net of
     allowance                        257,645       138,959
     Inventories:
          Finished goods              266,176        73,106
          Goods in process             17,910         3,243
          Raw materials                66,248        52,930
          Packaging materials          84,703        70,878
     Prepaid expense                    9,232        35,469

          Total current assets        767,986       581,194

PROPERTY AND EQUIPMENT - AT COST    1,044,272     1,036,457
     Less accumulated depreciation    831,683       818,690
     Total property and
     equipment                        212,589       217,767






TOTAL ASSETS                       $  980,575     $ 798,961

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                   September 30,  June 30,
                                   1998           1998
CURRENT LIABILITIES

     Accounts payable              $  208,746     $  48,383
     Accrued expenses                  54,623        47,073
     Notes payable, Series B,
     current maturities                 6,066         6,066

          Total current
          liabilities                 269,435       101,522

LONG-TERM LIABILITIES

     Notes payable, Series B,
     less current maturities
     shown above                      156,606       156,606

          Total liabilities           426,041       258,128

STOCKHOLDERS' EQUITY

     Capital stock issued and
     outstanding:
          Prior cumulative preferred
          stock, $5 par value:
               Series A (liquidation
                   preference
                   $1,222,500
                   and $1,215,000
                   respectively)      500,000       500,000
               Series B (liquidation
                   preference $1,177,500
                   and $1,170,000
                   respectively)      500,000       500,000
          Cumulative preferred
          stock, $20 par value:
               Series A (liquidation
                   preference $2,926,650
                   and $2,912,017
                   respectively)    1,170,660     1,170,660
               Series B (liquidation
                   preference $476,950
                   and $474,565
                   respectively)      190,780       190,780
          Common stock, $1 par
          value                       969,834       969,834
     Paid-in capital in excess of
     par                            3,134,722     3,134,722
     Retained earnings (deficit)   (5,911,462)   (5,925,163)

          Total stockholders'
          equity                      554,534       540,833

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                             $  980,575     $ 798,961

    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                   First Quarter Ended
                                       September 30
                                   1999           1998
NET SALES                          $453,521       $391,701

COST OF SALES                       337,768        305,048

     Gross profit                   115,753         86,653

OPERATING EXPENSES

     Selling expense                 55,981         54,759
     General and administrative
     expense                         41,088         38,194

          Total operating expenses   97,069         92,953

                Income (loss) from
                operations           18,684         (6,300)

OTHER INCOME (EXPENSE)               (1,571)          (647)

                Income (loss)
                before income taxes  17,113         (6,947)

PROVISION (CREDIT) FOR INCOME
TAXES                                 3,412         (1,386)

NET INCOME (LOSS)                  $ 13,701       $ (5,561)

LOSS PER SHARE                     $   (.02)      $   (.04)

    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)

                                   First Quarter Ended
                                      September 30
                                   1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the quarter  $ 13,701       $ (5,561)
Adjustments to reconcile net
     income to net cash
     used in operating activities:
     Depreciation and amortization   12,994         13,467
     Provision for doubtful accounts  1,605          1,605
     Effects of changes in operating
     assets and liabilities:
        Trade accounts receivable  (120,291)       (70,929)
        Income tax receivable          --           (1,386)
        Inventories                (234,880)      (213,016)
        Prepaid expenses             26,237         27,252
        Accounts payable            160,363        159,460
        Accrued liabilities           7,550          4,773

               Net cash used in
               operating
               activities          (132,721)       (84,335)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and
     equipment                       (7,816)        (6,390)

NET DECREASE IN CASH               (140,537)       (90,725)

CASH, BEGINNING OF QUARTER          206,609        161,093

CASH, END OF QUARTER               $ 66,072       $ 70,368

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

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 1999 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the quarter ended September 30, 1999.

In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General
Corporation's financial position as of September 30, 1999 and June 30, 1999 and the results of its operations and its cash flows for the first quarter ended September 30, 1999 and 1998.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 2 - LOSS PER SHARE

Loss per share was computed on the weighted average of outstanding common shares as follows:

                                   First Quarter Ended
                                      September 30
                                   1999           1998
Net income (loss)                  $  13,701      $ (5,561)

Preferred dividend requirements:
     6% Prior Cumulative Preferred,
     $5 par value                     15,000        15,000
     5% Convertible Cumulative
     Preferred, $20 par value         17,018        17,018

          Total dividend
          requirements                32,018        32,018

               Net loss -
               common shareholders $ (18,317)     $(37,579)

          Weighted average of
          outstanding common
          shares                     969,834       969,834

               Loss per share           (.02)     $  (.04)

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

RESULTS OF OPERATIONS

First Quarter ended September 30, 1999 and 1998

Sales - The Company had no unusual transactions for the first quarter ended September 30, 1999. The Company realized a gross profit percentage of 25.52% and 22.12% for the first quarter ended September 30, 1999 and 1998, respectively. Consolidated net sales for the quarter ended September 30, 1999 of $453,521, were 16% above the $391,701 in 1998's first quarter. No major customers were lost during the current quarter. The 1999 improved gross margin is due to a volume increase in sales.

Expenses - Selling, general and administrative were 21.4% of sales in the quarter ended September 30 1999 compared to 23.73% in the first quarter of 1998, which is consistent with last year.

Inventories at September 30, 1999 are $235,000 higher than at June 30, 1999 since the Company is presently in their fall busy season. In addition accounts payable is $160,363 higher at September 30, 1999 compared to June 30, 1999 which also reflects the entrance into the Company's fall busy season.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company has no commitments for capitalized expenditures. Cash decreased $140,537 as a result of the increased seasonal build-up of inventories.

The officers of the Company and legal counsel continue to discuss liquidity and capital resource options to resolve the $5.8 million cumulative preferred stock dividends in arrears.

                    PART II  OTHER INFORMATION
             CHASE GENERAL CORPORATION AND SUBSIDIARY

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividends in arrears at September 30, 1999 are $5,803,600.

Item 6.   EXHIBITS AND REPORTS ON FORM 8.K.

          a.   Exhibits - None

          b.   Reports on Form 8-K: There were no reports on Form
               8-K filed during July, August, and September,
               1999.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant


11/16/99                                    /s/ Barry M. Yantis
Date                                        Barry M. Yantis
                                            President and Chief
                                            Financial Officer