Form 10-Q
period 1999-12-31
CHASE GENERAL CORP
filed 2000-02-10
CIK 15357

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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


Indicate by check mark whether the registrant(1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X    No


As of February 1, 2000 indicate the number of shares outstanding of the issuer's Common Stock, as of the latest practicable date:
969,834 shares of the Company's common stock ($1.00 par value) were outstanding.

                    CHASE GENERAL CORPORATION

                              Index


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Condensed Balance Sheets - December 31,
          1999 (Unaudited) and June 30, 1999 .................. 3

          Consolidated Condensed Statements of Operations
               Six months ended December 31, 1999 and
               1998 (Unaudited)................................ 5

          Consolidated Condensed Statements of Operations
               Three months ended December 31, 1999 and
               1998 (Unaudited)................................ 6

          Consolidated Condensed Statements of Cash Flows
               Six months ended December 31, 1999 and
               1998 (Unaudited)................................ 7

          Notes to Consolidated Condensed Financial Statements. 8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.... 9

PART II - OTHER INFORMATION

     Item 3.  Defaults Upon Senior Securities .................10

     Item 6.  Exhibits and Reports on Form 8-K ................10

                  PART I - FINANCIAL INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
               December 31, 1999 and June 30, 1999

                           (Unaudited)

                                        December 31    June 30,
                                             1999       1999

CURRENT ASSETS
     Cash                               $  311,786     $ 206,609
     Trade receivables, net of
      allowance                            159,095       138,959
     Inventories:
          Finished goods                    34,995        73,106
          Goods in process                  10,484         3,243
          Raw materials                     80,637        52,930
          Packaging materials               96,402        70,878
          Prepaid expense                    8,914        35,469
               Total current assets        702,313       581,194

PROPERTY AND EQUIPMENT - AT COST         1,055,689     1,036,457
     Less accumulated depreciation         832,045       818,690
          Total property and equipment     223,644       217,767

TOTAL ASSETS                            $  925,957     $ 798,961

               LIABILITIES AND STOCKHOLDERS' EQUITY

                           (Unaudited)

                                        December 31    June 30,
                                             1999       1999

CURRENT LIABILITIES
     Accounts payable                   $    60,361       48,383
     Accrued expense                         21,056       47,073
     Notes payable, Series B,
      current maturities                      6,066        6,066
     Estimated liability for
      income taxes                           54,191           --
          Total current liabilities         141,674      101,522

LONG-TERM LIABILITIES
     Notes payable, Series B                121,606      156,606
          Total liabilities                 263,280      258,128

STOCKHOLDERS' EQUITY
     Capital stock issued and outstanding:
          Prior cumulative preferred
          stock, $5 par value:
               Series A (liquidation
                    preference $1,230,000
                    and $1,215,000
                    respectively)           500,000      500,000
               Series B (liquidation
                    preference $1,185,000
                    and $1,170,000
                    respectively)           500,000      500,000
          Cumulative preferred stock,
           $20.00 par value:
               Series A (liquidation
                    preference $2,941,283
                    and $2,912,017
                    respectively)         1,170,660    1,170,660
               Series B (liquidation
                    preference $479,335
                    and $474,565
                    respectively)           190,780      190,780
          Common stock, $1 par value        969,834      969,834
     Paid-in capital in excess of par     3,134,722    3,134,722
     Retained earnings (deficit)         (5,803,319)  (5,925,163)

          Total stockholders' equity        662,677      540,833

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $   925,957    $ 798,961


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)

                                        Six Months Ended
                                           December 31
                                        1999           1998

NET SALES                               $1,558,240    $1,481,011

COST OF SALES                            1,136,001     1,106,689

     Gross profit                          422,239       374,322

OPERATING EXPENSES

     Selling expense                       146,876       151,021
     General and administrative
     expense                                89,574        77,155
          Total operating expenses         236,450       228,176

               Income from operations      185,789       146,146

OTHER INCOME (EXPENSE)                      (3,700)       (2,799)

               Income before income
               taxes                       182,089       143,347

PROVISION FOR INCOME TAXES                  60,245        46,273

NET INCOME                              $  121,844     $  97,074

EARNINGS PER SHARE                      $      .06     $     .03


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)

                                        Three Months Ended
                                           December 31
                                        1999           1998

NET SALES                               $1,104,719    $1,089,310

COST OF SALES                              798,233       801,641

     Gross profit                          306,486       287,669

OPERATING EXPENSES

     Selling expense                        90,895        96,262
     General and administrative
     expense                                48,486        38,961

          Total operating expenses         139,381       135,223

               Income from operations      167,105       152,446

OTHER INCOME (EXPENSE)                      (2,129)       (2,152)

               Income before income
               taxes                       164,976       150,294

PROVISION FOR INCOME TAXES                  56,833        47,659

NET INCOME                              $  108,143     $ 102,635

EARNINGS PER SHARE                      $      .08     $     .07


    See notes to consolidated condensed financial statements.

             CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                        Six Months Ended
                                           December 31
                                        1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income for the six months      $121,844       $ 97,074

     Adjustments to reconcile net
          income to net cash
          provided by operating
          activities:
          Depreciation and amortization   24,068         26,773
          Provision for doubtful accounts  6,705          3,210
          Effects of changes in operating
          assets and liabilities:
               Trade accounts receivable (26,841)       (19,149)
               Income taxes receivable        --         24,710
               Inventory                 (22,361)        42,618
               Prepaid expenses           26,555         34,725
               Accounts payable           11,978        (33,530)
               Accrued liabilities        28,174         26,917

                    Net cash provided
                    by operating
                    activities           170,122        203,348

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment (29,945)        (6,804)

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on long-term
     debt                                (35,000)       (22,633)

NET INCREASE IN CASH                     105,177        173,911

CASH, BEGINNING OF PERIOD                206,609        161,093

CASH, END OF PERIOD                     $311,786       $335,004


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

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 1999 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the quarter and six months ended December 31, 1999.

In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General
Corporation's financial position as of December 31, 1999 and June
30, 1999 and the results of its operations for the six months and three months ended December 31, 1999 and 1998, and its cash flows for the six months ended December 31, 1999 and 1998.

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                         Six Months Ended    Three Months Ended
                            December 31         December 31
                         1999      1998      1999      1998

Net income               $121,844  $ 97,074  $108,143  $102,635

Preferred dividend
 requirements:
   6% Prior Cumulative
    Preferred, $5 par
    Value                  30,000    30,000    15,000    15,000
   5% Convertible
    Cumulative Preferred,
    $20 par value          34,036    34,036    17,018    17,018

Total dividend
 requirements              64,036    64,036    32,018    32,018

     Net income
     common shareholders $ 57,808  $ 33,038  $ 76,125  $ 70,617

Weighted average of
 outstanding common
 shares                   969,834   969,834   969,834   969,834

     Earnings per share  $    .06  $    .03  $    .08  $    .07

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

RESULTS OF OPERATIONS

Six Months ended December 31, 1999 and 1998

Sales:
The Company had no unusual transactions for the six months ended December 31, 1999. The Company realized a gross profit margin of 27.10% for the six months ended December 31, 1999 as compared to 25.27% for the same period ended a year ago. Consolidated net sales for the six months ended December 31, 1999 of $1,558,240, were 5% over the $1,481,011 in fiscal year 1999's first six months. The growth in sales was from the "Cherry Mash" product. No major customer was lost during this first six months.

Expenses:
Selling, general and administrative expenses were 15.2% of sales in the six months ended December 31, 1999 compared to 15.4% in the first six months of 1998. Interest expense continues to decrease because of debt retirement.

Inventories at December 31, 1999 were $22,000 lower than at June 30, 1999 since the Company is entering their slow season of the year. In addition, accounts payable and accrued expenses is $40,000 lower at December 31, 1999 compared to June 30, 1999, which also reflects the entrance into the Company's slower business cycle.

Three Months ended December 31, 1999 and 1998

Sales:
The Company realized a gross profit margin of 27.7% and 26.4% for the three months ended December 31, 1999 and 1998, respectively.
Net sales increased 1% over the same period a year ago. No major customers were lost during this period.

Expenses:
Reduced brokerage activity for three months ended December 31, 1999 resulted in selling expenses decreasing 6% compared to selling expenses for the three months ended December 31, 1998. General and administrative expenses increased 24% as a result of higher insurance costs and bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company has no commitments for capitalized expenditures. Cash increased $105,177 during the current six month period as a result of completing the busy season and controlling overhead. Working capital increased approximately $81,000 for the six month period.

                   PART II.  OTHER INFORMATION

             CHASE GENERAL CORPORATION AND SUBSIDIARY


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividend contingency at December 31, 1999 is $5,835,618.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits - None

          b.   Reports on Form 8-K: There were no reports on Form
               8-K filed during October, November, and December,
               1999.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                            Registrant

February 10, 2000             /s/  Barry M. Yantis
Date                               Barry M. Yantis
                                   President and Chief Financial
                                   Officer