Form 10-Q
period 2000-03-31
CHASE GENERAL CORP
filed 2000-05-10
CIK 15357

FORM 10-Q


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                    CHASE GENERAL CORPORATION

                              INDEX

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets - March 31, 2000
      (Unaudited) and June 30, 1999                          3

   Consolidated Condensed Statements of Operations -
      Nine months ended March 31, 2000 and 1999
     (Unaudited)                                             5

   Consolidated Condensed Statements of Operations -
      Three months ended March 31, 2000 and 1999
      (Unaudited)                                            6

   Consolidated Condensed Statements of Cash Flows -
      Nine months ended March 31, 2000 and 1999
      (Unaudited)                                            7

   Notes to Consolidated Condensed Financial
      Statements                                             8

 Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     10

PART II - OTHER INFORMATION

 Item 3.  Defaults Upon Senior Securities                   12

 Item 6.  Exhibits and Reports on Form 8-K                  12

                 PART I.  FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

            CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 2000 AND JUNE 30, 1999

                                        MARCH 31,      JUNE 30,
                                          2000          1999
                                      (Unaudited)

CURRENT ASSETS

  Cash                                 $  242,403    $  206,609
  Trade receivables, net of allowance     205,859       138,959
  Inventories:
     Finished goods                         9,045        73,106
     Goods in process                       8,240         3,243
     Raw materials                         54,894        52,930
     Packaging materials                  135,342        70,878
  Prepaid expense                          21,317        35,469

     Total current assets                 677,100       581,194

PROPERTY AND EQUIPMENT - AT COST        1,076,644     1,036,457

  Less accumulated depreciation           843,753       818,690

     Total property and equipment         232,891       217,767





TOTAL ASSETS                           $ 909,991     $  798,961

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                        MARCH 31,         JUNE 30,
                                          2000             1999
                                       (Unaudited)
CURRENT LIABILITIES

 Accounts payable                       $   115,122    $   48,383
 Accrued expense                             32,802        47,073
 Notes payable, Series B,
   current maturities                         6,066         6,066
 Income taxes payable                        17,865            --

   Total current liabilities                171,855       101,522

LONG-TERM LIABILITIES

 Notes payable, Series B, less
   current maturities above                 121,606       156,606

   Total liabilities                        293,461       258,128

STOCKHOLDERS' EQUITY

 Capital stock issued and outstanding:
   Prior cumulative preferred
     stock, $5 par value:
       Series A (liquidation preference
         $1,237,500 and $1,215,000
         respectively)                      500,000       500,000
       Series B (liquidation preference
         $1,192,500 and
         $1,170,000 respectively)           500,000       500,000
   Cumulative preferred stock,
     $20 par value
       Series A (liquidation preference
         $2,955,916 and $2,912,017
         respectively)                    1,170,660     1,170,660
       Series B (liquidation preference
         $481,720 and $474,565
         respectively)                      190,780       190,780
   Common stock, $1 par value               969,834       969,834
 Paid-in capital in excess of par         3,134,722     3,134,722
 Retained earnings (deficit)             (5,849,466)   (5,925,163)

   Total stockholders' equity               616,530       540,833

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $   909,991   $   798,961



See notes to consolidated condensed financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)


                                          NINE MONTHS ENDED
                                               MARCH 31
                                          2000          1999

NET SALES                              $1,881,294    $1,753,469

COST OF SALES                           1,441,195     1,351,032

  Gross profit on sales                   440,099       402,437

OPERATING EXPENSES

  Selling expense                         196,414       194,045
  General and administrative expense      136,841       118,049

     Total operating expenses             333,255       312,094

       Net income from operations         106,844        90,343

OTHER INCOME (EXPENSE)                     (4,201)       (4,235)

       Net income before income taxes     102,643        86,108

PROVISION FOR INCOME TAXES                 26,946        20,750

NET INCOME                             $   75,697    $   65,358

LOSS PER SHARE                         $    (.02)    $     (.03)


See notes to consolidated condensed financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)


                                          THREE MONTHS ENDED
                                               MARCH 31
                                           2000        1999

NET SALES                               $  323,054   $272,458

COST OF SALES                              305,194    244,343

  Gross profit (loss) on sales              17,860     28,115

OPERATING EXPENSES

  Selling expense                           49,538     43,024
  General and administrative expense        47,267     40,894

     Total operating expenses               96,805     83,918

       Net loss from operations           (78,945)    (55,803)

OTHER INCOME (EXPENSE)                       (501)     (1,436)

       Net loss before income taxes       (79,446)    (57,239)

CREDIT FOR INCOME TAXES                   (33,299)    (25,523)

NET LOSS                                $ (46,147)   $(31,716)

LOSS PER SHARE                          $    (.08)   $   (.07)





See notes to consolidated condensed financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)
                                           NINE MONTHS ENDED
                                                MARCH 31
                                           2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                            $ 75,697       $ 65,358

  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation and amortization        35,776         40,566
     Provision for bad debts              11,805          4,815
     Effects of changes in
       operating assets and
         liabilities:
       Accounts receivables              (78,705)        43,867
       Accounts payable                   66,739         (4,468)
       Inventories                        (7,364)       (36,265)
       Prepaid expense                    14,152         16,531
       Accrued expense                   (14,271)        (3,646)
       Income taxes payable               17,865         19,750

          Net cash provided by
          operating activities           121,694        146,508

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment    (50,900)        (6,804)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt   (35,000)       (22,633)

NET INCREASE IN CASH                      35,794        117,071

CASH, BEGINNING OF PERIOD                206,609        161,093

CASH, END OF PERIOD                     $242,403       $278,164

SUPPLEMENTAL DISCLOSURES
  Interest paid                         $ 10,571       $ 12,109

  Income taxes paid (received)          $  9,081       $(24,710)




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

A summary of the Company's significant accounting policies is presented on page 9 and 20 (not shown) of its 1999 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the quarter and nine months ended March 31, 2000.

In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments necessary to present fairly Chase General
Corporation's financial position as of March 31, 2000 and June
30, 1999, the results of its operations for the nine months and three months ended March 31, 2000 and 1999, and its cash flows for the nine months ended March 31, 2000 and 1999.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 2 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:

                                     NINE MONTHS ENDED     THREE MONTHS ENDED
                                         MARCH  31              MARCH 31
                                      1999       1998       1999        1998

Net income (loss)                 $  75,697   $  65,358   $(46,147)   $(31,716)

Preferred dividend requirements:
  6% Prior Cumulative Preferred,
    $5 par value                     45,000      45,000     15,000      15,000
  5% Convertible Cumulative
    Preferred, $20 par value         51,054      51,054     17,018      17,018

     Total dividend requirements     96,054      96,054     32,018      32,018

NET LOSS - COMMON
  STOCKHOLDERS                    $ (20,357)  $ (30,696)  $(78,165)   $(63,734)

WEIGHTED AVERAGE OF OUTSTANDING
  COMMON SHARES                     969,834     969,834    969,834     969,834

LOSS PER SHARE                    $    (.02)  $    (.03)  $   (.08)   $   (.07)

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2000 AND 1999

Sales:
The Company had no unusual transactions for the nine months ended March 31, 2000. The Company realized a gross profit margin of 23.39% for the nine months ended March 31, 2000 as compared to 22.95% for the same period ended a year ago. Consolidated net sales for the nine months ended March 31, 2000 of $1,881,294, were 7% above the $1,753,469 in 1999's first nine months. The 2000 growth in sales was from the "Cherry Mash" product. No major customers were lost during this nine month period.

Expenses:
Selling, general and administrative expenses were 17.7% of sales in the nine month period ended March 31, 2000 compared to 17.8% in the first nine months of 1999. Interest expense continues to decrease because of debt retirement.

Inventories at March 31, 1999 were $7,300 higher than at June 30,
1999 due to increased non-seasonal sales orders from a major customer. Accounts payable are $37,000 higher than at June 30, 1999 due to better payment terms from vendors.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Sales:
The Company's net sales increased 19% over net sales for the three months ended March 31, 1999. This three month period is normally the Company's slowest season. However, due to new sales from a major customer, sales were significantly higher for the March 2000 quarter.


                           (Continued)

                             ITEM 2

            CHASE GENERAL CORPORATION AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Expenses:
Selling, general and administrative expenses were 30.0% of sales in the three month period ended March 31, 2000 compared to 30.8% in the same period a year ago. The improved percentage is a result of increased sales for the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company has no commitments for capitalized expenditures. Cash increased $36,000 during the current nine month period as a result of controlling overhead costs. Working capital also increased approximately $25,500 for the current nine month period.

                   PART II.  OTHER INFORMATION

            CHASE GENERAL CORPORATION AND SUBSIDIARY


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividends in arrears at March 31, 2000 is $5,867,636.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a.   Exhibits - None

          b. Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                           Registrant



May 10, 2000                              /s/ Barry M. Yantis
Date                                      Barry M. Yantis
                                          President and
                                          Chief Financial Officer