Form 10-K
period 2000-06-30
CHASE GENERAL CORP
filed 2000-09-27
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 2000

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

Registrants' telephone number, including area code:(816)279-1625

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

Indicate the number of shares outstanding of each of the registrants' classes of common stock as of the latest practicable date: 969,834 (one class with $1 par value) as of September 5, 2000.

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

      (c) NARRATIVE DESCRIPTION OF BUSINESSES

          (1)  DESCRIPTION OF BUSINESS DONE AND INTENDED TO BE
               DONE BY DOMINANT SINGLE INDUSTRY

             (i) The principal products produced and methods of distribution are as follows:

          CHASE CANDY DIVISION OF DYE CANDY COMPANY produces a candy bar under the trade name of "Cherry Mash". The bar is distributed in four case sizes:

          (1)  60 count pack
          (2)  12 boxes of 24 bars per box
          (3)  200 count shipper box
          (4)  96 count shipper box

          In addition to the regular size bar, a "mini-mash" is distributed in four case sizes:

          (1)  24 - 12 oz. bags
          (2)  6 jars - 60 bars per jar
          (3)  23 # wrapped bars
          (4)  22 # unwrapped bars

          The bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, and vendors. "Cherry Mash" bars are marketed in the Midwest region of the United States. For the years ended June 30, 2000, 1999, and 1998, this division accounted for 61%, 56%, and 55%, respectively, of the consolidated revenue of Dye Candy Company.

          POE CANDY DIVISION OF DYE CANDY COMPANY produces coconut, peanut, chocolate, and fudge confectioneries.
          These products are distributed in bulk or packaged.
          Principal products include:

          (1)  Coconut Bon-Bons     (6) Peanut brittle
          (2)  Coconut Stacks       (7) Peanut clusters
          (3)  Home Style Poe Fudge (8) Champion Creme Drops
          (4)  Peco Flake           (9) Jelly Candies
          (5)  Peanut Squares      (10) Coconut Cubes

          The Poe line is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2000, 1999, and 1998, this division accounted for 39%, 44%, and 45%, respectively, of the consolidated revenue of Dye Candy Company. The Company discontinued the coconut cubes during the year ended June 30, 2000.

          (ii) Not applicable.

          (iii)Raw materials and packaging materials are produced on a national basis with products coming from most of the states of the United States. Raw materials and packaging materials are generally widely available, depending, of course, on common market influences.

          (iv) The largest single revenue producing product, the "Cherry Mash" bar, is protected by a trademark registered with the United States Government Patents Office. Management considers this trademark very important to the Company. The trademark was renewed during the fiscal year ended June 30, 1985. This trademark expires in the year 2002. Management and its legal representatives do not expect any impediment to renewing this trademark prior to its expiration.

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

          (vii)For the years ending June 30, 2000, 1999, and 1998, Associated Wholesale Grocers, accounted for 20.01%, 19.64% and 18.87% of gross sales, respectively. For the years ending June 30, 2000 and June 30, 1999, Wal-Mart and its affiliates accounted for 20.08% and 12.06% of gross sales, respectively. The loss of Associated Wholesale Grocers would not have an adverse effect on the Company as the customer purchases and distributes to retail outlets and these outlets would continue to demand products offered by Dye Candy Company. However, due to the affiliation certain outlets have with Wal-Mart, a loss of this customer would reduce gross sales. The Company continues to seek additional markets for its products.

          (viii)Prompt, efficient service are traits demanded in the confectionery industry, which results in a continual low volume of back-orders. Therefore, at no time during the year does the Company have a significant amount of back-orders.

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

ITEM 2    PROPERTIES

      The registrant operates out of two buildings consisting of the following:

      CHASE AND POE WAREHOUSE - This building located in St. Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facilities are currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse consists of a sixty-eight year old building which is in fair condition and is adequate to meet present requirements. The warehouse has approximately 15,000 square feet and it is not encumbered.

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

ITEM 3    LEGAL PROCEEDINGS

      The Company is not, and has not been, a party in any material pending legal proceedings, other than ordinary litigation incidental to its business, during the fiscal year ended June 30, 2000, nor are any such proceedings contemplated.

ITEM 4    RESULTS OF VOTES OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended June 30, 2000.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

      (a) MARKET INFORMATION

          There is no established public trading market for the common stock (par value $1 per share) of the Company.

      (b) APPROXIMATE NUMBER OF SECURITY HOLDERS

          As of September 5, 2000, the latest practicable date, the approximate number of record holders of common stock was 1,439, including individual participants in security listings.

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


ITEM 6    SELECTED FINANCIAL DATA

     (a)  Last five years

                         06-30-2000            06-30-99        06-30-98    06-30-97   06-30-96

(i)  Net sales or
     operating revenue   $2,129,785          $2,134,920      $2,113,777    $2,317,501     $2,316,031

(ii) Income (loss)
     from continuing
     operations          $   42,284         $    49,262      $  (33,502)    $  50,174     $   63,703

(iii)Income (loss)
     from continuing
     operations
     per common share *  $    (.09)          $   (.09)      $      (.17)    $    (.08)    $    (.07)

(iv) Total assets        $  800,691          $  798,961     $   770,998     $ 837,871     $  815,954

(v)  Long-term debt      $  127,672          $  162,672     $   185,305     $ 207,659     $  242,980

(vi) Cash dividend declared
     per common share    $    --             $      --      $      --       $     --      $    --



(b) No additional years are necessary to keep the summary from being misleading.


* Refer to Note 6, "Notes to Financial Statements" for computation of income
(loss) from continuing operations per common share.
sf

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      (a & b)  LIQUIDITY AND CAPITAL RESOURCES

          Positive cash flows from operating activities were generated for fiscal years ended June 30, 2000, 1999, and 1998 in the amounts of $28,797, $99,294, and $93,720, respectively.

          At various times during the years, and in anticipation of heavier cash demands due to seasonal production, plant improvements, and/or major promotional programs, it is the Company's practice to invest in short term U.S. Treasury obligations or financial institution certificates of deposit. At June 30, 2000, 1999, and 1998 the Company had $100,000, $150,000, and $100,000,
          respectively invested in short term certificates of deposit to meet the 2000, 1999, and 1998 fall production season.

          The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated adjustments to inventory levels are made accordingly. Raw materials at June 30, 2000 were comparable to prior year. Raw materials decreased approximately $28,000 from June 30, 1998 to June 30, 1999. The Company had approximately $23,000 less chocolate, peanuts and coconut in inventory than at June 30, 1998. Purchase commitments at June 30, 2000 were approximately $125,000 higher than at June 30, 1999. This increase was due to $26,000 in peanut contracts over prior year and approximately $102,000 additional purchase commitments of chocolate over prior year. The Company's contracts for these products has been fulfilled and new contracts established. Purchase commitments for chocolate, peanuts and coconut were $113,000 less at June 30, 1999 than at June 30, 1998.
          The Company watches markets for these commodities and purchases are made accordingly. There were $198,900 in purchase commitments for peanuts at June 30, 1998 and of this total, there still remained a commitment to purchase peanuts in the amount of approximately $80,000. The market price at June 30, 1998 for this product was higher than the cost of the commitment.

          Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Package inventory at June 30, 1999 was comparable to inventory at June 30, 1998. Packaging materials inventory increased $53,000 from June 30, 1999 to June 30, 2000. These inventory items were purchased during the year ending June 30, 2000 to replenish inventory used in the current and prior years production. These items were purchased in quantities large enough to fulfill the Company's packaging needs for several seasons.

          Finished goods inventory did not significantly change from June 30, 1999 to June 30, 2000. The slight increase as due to timing of customer purchases of the Cherry Mash products. Finished goods increased from June 30, 1998 from June 30, 1999 due to an increase in the Champion Creme Drops and Jelly Candies. The items are purchased by the Company in large lots and resold to customers under the Poe name. Purchases are normally made closer to the peak selling season, however, the Company believed that the price was right for getting the product into their inventory. Finished goods are produced when it is most advantageous from a labor stand point and stored in the warehouse. Goods in process remained comparable to prior years.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the past three years. The Company also continues to replace old equipment on a yearly basis in order to streamline operations. However, due to cash flow needs in other areas, the Company has not been able to update the equipment at any significant level. The Company spent $23,921 during 1998 to make major improvements to existing equipment. In addition, $21,715 was expended on buildings and transportation equipment. During the year ending June 30, 1999, $16,041 was spent to upgrade production equipment. Also, during 1999, $15,104 was used to add to transportation and office equipment. Expenditures of $13,574 were made to upgrade existing production equipment, in addition, $40,053 was made to update transportation and office equipment during the year ending June 30, 2000. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers in the next several years with no set target date.

          For the past nine years, the Company has not been indebted except for the series B notes. Of the original $630,000 Series B notes payable, $127,672 remain outstanding at June 30, 2000. On December 20, 1995, the Company received approval to extend the notes to December 20, 2002 at the current 6% rate of interest, with the agreement that this was the final note extension. Of the outstanding amount at June 30, 2000, $123,351 is classified long-term and $4,321 is classified as current. Realizing that the minimum yearly principal payment required by the note indenture will not satisfy the notes on December 20, 2002, the Company has accelerated the principal payments on the notes during the past four fiscal years. It is anticipated that acceleration of principal payments will continue as cash flow has been adequate for operations and equipment replacement.

          The Company's lease on its manufacturing facility expired March 31, 1995. The lease was renewed effective April 1, 1995 for a period of 10 years at $2,955 per month.

      (c) RESULTS OF OPERATIONS

          1998 was the first year in over ten years that the Company realized an operating loss. Increased cost of sales and general and administrative expenses were the primary sources for the loss. Company management realized sales were declining during the year due to broker turnover. However, in anticipation of future increased sales, management decided to retain their current labor force during the slower productive times. This decision was made due to the excellent quality of the current labor force as well as the tight job market. Management redirected certain job functions to concentrate more on internal improvements of the plant; however, the overall production per hour declined for those whose job functions could not be redirected. It was the intention of the Company to re-evaluate the quantity of the labor force as well as their efficiencies for the year ending June 30, 1999.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          The company realized success due to this evaluation, and for the year ending June 30, 1999 net sales increased by 1% and the cost of sales decreased by 1%. Operating expenses were closely monitored during 1999 and decreased by 13% for the year. This was accomplished by decreasing selling expenses by 12%, and general and administrative by 15%. During the year ending June 30, 2000, net sales and the cost of sales remained comparable to prior year.

          Operating expenses increased by 2.9% from June 30, 1999 through June 30, 2000. This increase was due to increased general and administration expenses. While most general and administration expenses remained constant, insurance expense increased by $9,981 and bad debt expense increased by $24,615. Insurance increased as rates for general and liability insurance continue to go up. During the year ending June 30, 2000 the Company had several large customer accounts which had to be written off. Of the current year write off of $20,813, $9,240 was from one customer that purchased product and immediately declared bankruptcy. During the year ending June 30, 1999 the Company netted $4,012 more from collections of prior write-off than were ultimately written off. The Company continues a very aggressive collection effort. The aging of accounts receivable is reviewed on a regular basis and accounts which become overdue are pursued for collection.

          Selling expenses decreased by $30,381 during the year ending June 30, 2000. This decrease was due to the Company change in policy on brokers fees or commissions to customers. The Company discontinued allowing these fees as a reduction of selling price.

          Under the leadership of the CEO and his sales staff, the Company has stabilized its customer base. Certainly some customers were lost during 2000, but those have been replaced. The Company continues to look for new markets but only when the addition of a new market is profitable.

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

          The Company's only computer application, SBT software, involves the payroll processing accounting function.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

          Not applicable.  Refer to Note 7, "Notes to Financial
          Statements" for fair value of financial instruments as of June 30, 2000.

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

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable. There has been no change in accountants for approximately twenty-five years and no disagreements on accounting or financial disclosure.

                  INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chase General Corporation
St. Joseph, Missouri

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with generally accepted accounting principles.

Clifton Gunderson L.L.C.
St. Joseph, Missouri
August 17, 2000

            CHASE GENERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 2000 AND 1999

                             ASSETS

                                           2000           1999
CURRENT ASSETS
  Cash and cash equivalents             $  146,779  $   206,609
  Receivables:
     Trade, less allowance for doubtful
     accounts of $11,393 in 2000 and
     $11,516 in 1999                       129,018      138,959
     Other receivables                       3,239           --
  Inventories:
     Finished goods                         85,147       73,106
     Goods in process                        4,872        3,243
     Raw materials                          53,232       52,930
     Packaging materials                   123,938       70,878
  Prepaid expense                           34,960       35,469
  Prepaid income taxes                       1,158           --

       Total current assets                582,343      581,194

PROPERTY AND EQUIPMENT
  Land                                      35,000       35,000
  Buildings                                 85,738       85,738
  Machinery and equipment                  676,914      663,341
  Trucks and autos                         104,513       99,113
  Office equipment                          49,123       31,909
  Leasehold improvements                   121,356      121,356
     Total, at cost                      1,072,644    1,036,457
  Less accumulated depreciation            854,296      818,690

       Total property and equipment        218,348      217,767












TOTAL ASSETS                            $  800,691  $   798,961

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                              2000         1999
CURRENT LIABILITIES
  Accounts payable                      $   54,718  $    48,383
  Series B notes payable, related
    parties, current maturities              1,642        2,305
  Series B notes payable, unrelated
    parties, current maturities              2,679        3,761
  Accrued expense:
     Interest                                8,711       10,440
     Income taxes                               --        8,855
     Other                                  26,473       27,778

       Total current liabilities            94,223      101,522

LONG-TERM LIABILITIES
  Series B notes payable,
    related parties                         46,644       59,219
  Series B notes payable,
    unrelated parties                       76,707       97,387

       Total long-term liabilities         123,351      156,606

       Total liabilities                   217,574      258,128

STOCKHOLDERS' EQUITY
  Capital stock issued and outstanding:
     Prior cumulative preferred stock,
       $5 par value:
       Series A (liquidation
         preference $1,245,000
         and $1,215,000 respectively)      500,000      500,000
       Series B (liquidation
         preference $1,200,000
         and $1,170,000 respectively)      500,000      500,000
     Cumulative preferred stock,
       $20 par value:
       Series A (liquidation
         preference $2,970,550
         and $2,912,017 respectively)    1,170,660    1,170,660
       Series B (liquidation
         preference $484,104
         and $474,565 respectively)        190,780      190,780
     Common stock, $1 par value            969,834      969,834
  Paid-in capital in excess of par       3,134,722    3,134,722
  Accumulated deficit                   (5,882,879)  (5,925,163)

       Total stockholders' equity          583,117      540,833



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $  800,691  $   798,961


 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                         2000           1999           1998

NET SALES           $2,129,785     $2,134,920     $2,113,777

COST OF SALES        1,665,882      1,677,258      1,696,845

     Gross profit      463,903        457,662        416,932

OPERATING EXPENSES
  Selling expenses     218,211        246,592        280,764
  General and
    administrative
    expenses           188,660        148,838        175,442

     Total operating
       expenses        406,871        395,430        456,206

       Income
        (loss)
        from
        operations      57,032         62,232        (39,274)

OTHER INCOME (EXPENSE)
  Interest income        6,323          6,498          5,896
  Miscellaneous income     347          1,758            691
  Interest expense      (8,842)       (10,571)       (12,077)
  Other expense           (173)          --              --

     Total other
      income
      (expense)         (2,345)        (2,315)        (5,490)

       Income
        (loss)
        before
        income
        taxes           54,687         59,917        (44,764)

PROVISION (CREDIT)
  FOR INCOME TAXES      12,403         10,655        (11,262)

NET INCOME (LOSS)   $   42,284     $   49,262     $  (33,502)

(LOSS) PER SHARE
  OF COMMON STOCK   $     (.09)    $     (.09)     $    (.17)








 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                         PRIOR CUMULATIVE          CUMULATIVE
                                          PREFERRED STOCK       PREFERRED STOCK
                                        SERIES A  SERIES B   SERIES A  SERIES B


BALANCE (DEFICIT), JUNE 30, 1997        $500,000  $500,000  $1,170,660 $190,780

     Net loss                                --        --        --       --

BALANCE (DEFICIT), JUNE 30, 1998         500,000   500,000   1,170,660  190,780

     Net income                              --        --        --        --

BALANCE (DEFICIT), JUNE 30, 1999         500,000   500,000   1,170,660  190,780

     Net income                              --        --        --        --

BALANCE (DEFICIT), JUNE 30, 2000        $500,000  $500,000  $1,170,660 $190,780


                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (CONTINUED)


                                   COMMON     PAID-IN    ACCUMULATED
                                   STOCK      CAPITAL      DEFICIT     TOTAL


BALANCE (DEFICIT), JUNE 30, 1997   $969,834  $3,134,722  $(5,940,923) $525,073

     Net loss                           --        --         (33,502)  (33,502)

BALANCE (DEFICIT), JUNE 30, 1998    969,834   3,134,722   (5,974,425)  491,571

     Net income                         --        --          49,262    49,262

BALANCE (DEFICIT), JUNE 30, 1999    969,834   3,134,722   (5,925,163)  540,833

     Net income                         --        --          42,284    42,284

BALANCE (DEFICIT), JUNE 30, 2000   $969,834  $3,134,722  $(5,882,879) $583,117



 These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                 2000        1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Collections from customers $2,119,123  $2,094,487   $2,087,531
  Interest received               6,323       6,498        5,896
  Other income                    1,182       2,042        1,926
  Income tax refunds               --        24,710        2,384
  Cost of sales, selling,
     general and administrative
     expenses paid           (2,075,152) (2,015,534)  (1,979,084)
  Interest paid                 (10,571)    (12,109)     (14,097)
  Income tax paid               (12,108)       (800)     (10,836)

     Net cash provided by
       operating activities      28,797      99,294       93,720

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and
     equipment                  (53,627)    (31,145)     (45,636)

     Net cash used in investing
     activities                 (53,627)    (31,145)     (45,636)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes
     payable, Series B          (35,000)    (22,633)     (28,648)

     Net cash used in financing
       activities               (35,000)    (22,633)     (28,648)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS          (59,830)     45,516       19,436

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR             206,609     161,093      141,657

CASH AND CASH EQUIVALENTS,
  END OF YEAR                  $146,779    $206,609     $161,093

                                          2000       1999      1998
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES

  Net income (loss)                   $ 42,284  $ 49,262   $(33,502)

  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation                       52,211    55,813     66,019
     Loss on disposal of equipment         835       284      1,235
     Provision for doubtful accounts    20,603    (4,012)    15,311
     Effects of changes in operating
     assets and liabilities:
       Trade accounts receivable       (10,662)  (40,433)   (26,246)
       Other receivables                (3,239)      --       --
       Income tax receivable                --    24,710    (24,710)
       Inventories                     (67,032)   11,256     90,098
       Prepaid expense                     509        80      4,242
       Prepaid income taxes             (1,158)    1,000      4,996
       Accounts payable                  6,335   (10,811)        32
       Income tax payable               (8,855)    8,855         --
       Accrued liabilities              (3,034)    3,290     (3,755)

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                $ 28,797  $ 99,294   $ 93,720


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

INVENTORIES

Inventories are carried at the "lower of cost or market value," cost being determined on the "first-in, first-out" basis of accounting. Finished goods and goods in process include a provision for manufacturing overhead.


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


INCOME TAXES

The Company has no significant timing differences that would give rise to deferred tax items.


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

Pursuant to a supplemental indenture, dated April 1, 1968 and executed in compliance with a request by Yantis & Co. in furtherance of the winding-up of its affairs, the original notes aggregating $680,000 were reissued in two series designated as A and B, respectively. The Series A notes aggregating $50,000 had priority and were retired during the year ended June 30, 1984. The Series B notes totaling $630,000 are held by the former shareholders of Yantis & Co. During the years ended June 30, 2000 and 1999, $35,000 and $22,633 principal was paid on the Series B notes, respectively.

As of June 30, 2000 and 1999, the outstanding Series B notes total $127,672 and $162,672, respectively. Of these amounts
$48,286 and $61,524 are owed to officers and directors of the Company.

The Company has agreed to secure the payment of principal and interest on the notes by the pledge of the capital stock of Dye
Candy Company under an indenture dated December 1, 1967, and supplemental indenture dated June 30, 1970.

The indenture provides for a sinking fund deposit to be made by the Company each year of not less than one-fourth of the Company's fiscal year "surplus net earnings," which exceeds the amount of interest required to be paid on the outstanding notes. If at any time the sinking fund deposits aggregate $10,000 or more, the same will be applied to prepayment of the notes outstanding. At June 30, 1998, all sinking fund deposits had been disbursed to the noteholders. The "surplus net earnings" is the amount by which the consolidated net income, after adding back the current year's interest on the outstanding notes, exceeds a $25,000 working capital reserve.

See Note 2 for computation of "surplus net earnings" and sinking fund requirements for years ended June 30, 2000, 1999, and 1998.

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


NOTE 2 - "SURPLUS NET EARNINGS" AND SINKING FUND REQUIREMENTS

The following is an analysis of the computation of the "surplus net earnings" and sinking fund requirements for years ended June
30:
                                                2000     1999       1998
NET INCOME (LOSS)
  Chase General Corporation                  $(10,798)  $(11,829) $(12,410)
  Dye Candy Company                            53,082     61,091   (21,092)

     Consolidated net income (loss)            42,284     49,262   (33,502)

NON-ALLOWANCE EXPENSE DEDUCTION
  Interest on indebtedness                      8,842     10,571    12,077

       Net income (loss) basis
        for "surplus net earnings"             51,126     59,833   (21,425)

DEDUCTIONS FROM INCOME BASIS
  Set aside as reserve for
    accumulation of working capital            25,000    25,000     25,000

          "Surplus net earnings"
            (loss)                             26,126    34,833    (46,425)

INTEREST PAYMENT REQUIRED                       8,842    10,571     12,077

EXCESS "SURPLUS NET EARNINGS" (LOSS)
  OVER INTEREST PAYMENT REQUIRED             $ 17,284  $ 24,262   $(58,502)

SINKING FUND REQUIREMENT                     $  4,321  $  6,066   $    --

            CHASE GENERAL CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - COMMITMENTS

Dye Candy Company leases its manufacturing facilities located at 3600 Leonard Road, St. Joseph, Missouri. The period of the lease is from April 1, 1995 through March 31, 2005, and requires payments of $2,955 per month. Rental expense for the years ended
June 30, 2000, 1999 and 1998 totaled $35,460, $35,460 and
$35,460, respectively, and is included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30, 2001                            $  35,460
Year ending June 30, 2002                               35,460
Year ending June 30, 2003                               35,460
Year ending June 30, 2004                               35,460
Year ending June 30, 2005                               29,550

  Total                                              $ 171,390


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

As of June 30, 2000, the Company had raw materials purchase commitments with four vendors totaling $286,289.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2000 and 1999 is as follows:

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

Cumulative Preferred Stock dividends in arrears at June 30, 2000 and 1999, totaled $5,899,654 and $5,771,582, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30:

                                             2000      1999
6% Convertible
     Series A                                $12       $12
     Series B                                 12        12

5% Convertible
     Series A                                 51        50
     Series B                                 51        50

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


NOTE 5 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following as of June 30:

                                    2000      1999      1998

Federal income tax                 $ 9,213   $ 7,551    $(8,817)
State income tax                     3,190     3,104     (2,445)

     Total provision for
          income taxes             $12,403   $10,655   $(11,262)

The Company's provision for income taxes differs from the tax that would result from applying statutory federal and state income tax rates primarily because of nondeductible expenses.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - (LOSS) PER SHARE OF COMMON STOCK

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:



                                          2000     1999        1998

Net income (loss)                       $ 42,284  $ 49,262  $ (33,502)

Preferred dividend requirements:
     6% Prior Cumulative Preferred,
          $5 par value                    60,000    60,000     60,000
     5% Convertible Cumulative
          Preferred, $20 par value        68,072    68,072     68,072

          Total dividend requirements    128,072   128,072    128,072

               Net loss -
                 common stockholders    $(85,788) $(78,810) $(161,574)

          Weighted average of
            outstanding common shares    969,834   969,834    969,834

               Loss per share           $   (.09) $   (.09)  $   (.17)


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

NOTE 8 - CONCENTRATION OF CREDIT RISK

For the year ending June 30, 1998 one customer accounted for 18.87% of the gross sales. For the years ending June 30, 2000 and 1999, two customers accounted for 40.09% and 31.70%, respectively, of the gross sales.

For the year ending June 30, 2000, two customers accounted for 53.01% of accounts receivable and for the year ending June 30, 1999 one customer accounted for 32.79% of accounts receivable. For the year ending June 30, 1998, four customers accounted for 47.58% of accounts receivable.


    This information is an integral part of the accompanying
               consolidated financial statements.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)    DIRECTORS

     Name           Age  Periods of Service as Director     Terms

     Barry M. Yantis     55   1980 to present              One year
     Brian A. Yantis     54   July 16, 1986                One year
     Brett A. Yantis     32   January 21, 1999 to present  One year

           An insufficient number of proxies were returned by the shareholders for the January 21, 2000 annual stockholder meeting. Therefore, the Directors noted above are continuing for an additional one year term.

           See Item 10(b) for offices held by Barry M. Yantis and Brian A. Yantis.

        (b)    EXECUTIVE OFFICERS

                                            Years of
                                           Service as
Name               Age       Position      an Officer         Term

Barry M. Yantis     55        President and  20     Until successor elected
                              Treasurer

Brian A. Yantis     54        Vice-President  9     Until successor elected
                              and Secretary

        (c)    CERTAIN SIGNIFICANT EMPLOYEES

           There are no significant employees other than above.

        (d)    FAMILY RELATIONSHIPS

           Barry M. Yantis, and Brian A. Yantis are brothers.
           Brett A. Yantis is the Son of Barry M. Yantis.

        (e)    BUSINESS EXPERIENCE

           (1) Barry M. Yantis, president and treasurer has been an officer of the Company for twenty-two years, fourteen years as vice-president and eight years as president. He has been on the board of directors for twenty-two years and has been associated with the candy business for twenty-six years.

           Brian A. Yantis, vice-president and secretary has been an officer of the Company for eight years as vice-president and since May, 1992 as secretary. He has been associated with the insurance business for twenty-seven years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past twelve years.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          (CONTINUED)

               Brett A. Yantis was elected to the position of director during the year ending June 30, 1999.
               Brett has been associated with the Company for seven years.

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

        (b)


                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM COMPENSATION
                                    ANNUAL COMPENSATION                    AWARDS      PAYOUTS
                                                         OTHER    RESTRICTED
NAME AND              FISCAL                             ANNUAL     STOCK     OPTION/   LTIP       ALL OTHER
PRINCIPAL POSITION   YEAR END       SALARY    BONUS   COMPENSATION  AWARD(S)  SARS(#)  PAYOUTS   COMPENSATION

Barry M. Yantis     /1/ 06-30-00   $112,800  $10,000     $2,240       --        --        --           --


Barry M. Yantis     /1/ 06-30-99   $112,950  $ 8,000     $2,240       --        --        --           --

Barry M. Yantis     /1/ 06-30-98   $100,000  $15,750     $2,240       --        --        --           --


/1/  CEO

/2/  No other compensation than that which is listed in compensation table.

/3/  No other officers are compensated for their services besides those listed in this compensation table.



        (c)    OPTION/SAR GRANTS TABLE

           Not applicable

        (d)    AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-
               END OPTION/SAR VALUE TABLE

           Not applicable

        (e)    LONG-TERM INCENTIVE AWARDS TABLE

           Not applicable

        (f)    DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

           Not applicable

        (g)    COMPENSATION OF DIRECTORS

           Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2000, $120 of travel expenses were reimbursed to board members, Brian A. Yantis, and Barry M. Yantis, respectively.

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

        (i)    REPORT ON REPRICING OF OPTION/SARS

           Not applicable

        (j)    ADDITIONAL INFORMATION WITH RESPECT TO
               COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
               PARTICIPATION IN COMPENSATION DECISIONS

           The registrant has no formal compensation committee.
           The board of directors, Brian A. Yantis, Barry M.
           Yantis, and Brett A. Yantis annually approve the compensation of Barry M. Yantis, CEO.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

                                             AMOUNTS
                                             AND
                                             NATURE
                                             OF
                                             BENEFICIAL
TITLE OF CLASS        NAME AND ADDRESS       OWNERSHIP      % OF CLASS

(a)  Security ownership of certain beneficial owners

  Common; par value      Barry Yantis        194,385/1/      16.8% /2/
  $1 per share           5605 Osage Drive
                         St. Joseph, Mo.
                         64503

                         Brian Yantis        97,192/1/      8.4% /2/
                         1210 E. Clarendon
                         Arlington Heights, IL.
                         60004

(b) Security ownership of management

  Common; par value      All directors       110,856        11.4%
  $1 per share           and officers
                         as a group

  Prior Cumulative       All directors       21,533         21.5%
  Preferred,             and officers
  $5 par value:          as a group
  Series A,
  6% convertible

  Prior Cumulative       All directors       21,533         21.5%
  Preferred              and officers
  $5 par value:          as a group
  Series B,
  6% convertible

  Cumulative             All directors        3,017         5.2%
  Preferred,             and officers
  $20 par                as a group
  value:
  Series A,
  $5 convertible

                                   AMOUNTS
                                   AND
                                   NATURE
                                   OF
                                   BENEFICIAL
TITLE OF CLASS  NAME AND ADDRESS   OWNERSHIP           % OF CLASS

  Cumulative   All directors            630            6.6%
  Preferred,   and officers
  $20 par      as a group
  value:
  Series B,
  $5 convertible

 /1/ Includes 180,721 shares which could be received within 30 days upon conversion of preferred stock.

/2/ Reflects the percentage 291,577 shares would represent if the 180,721 shares above were converted to common stock.

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

        (d)   TRANSACTIONS WITH PROMOTERS

           Not applicable

                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
        ON FORM 8-K

        (a)   DOCUMENTS FILED AS PART OF THE FORM 10-K

              (1) The following are included in Part II of this report:
                                                               Page Number

          Independent Auditor's Report                           12
          Consolidated Balance Sheets - June 30, 2000 and 1999 13 - 14 Consolidated Statements of Operations for the years
            ended June 30, 2000, 1999, and 1998                  15
          Consolidated Statements of Stockholders' Equity for
            the years ended June 30, 2000, 1999, and 1998        16
          Consolidated Statements of Cash Flows for the years
            ended June 30, 2000, 1999, and 1998                  17 - 18
          Summary of Significant Accounting Policies             19 - 20
          Notes to Consolidated Financial Statements             21 - 26

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
        ON FORM 8-K (CONTINUED)

           (2) The following are included in Part IV of this report:

                                                              Page Number

        Independent Auditor's Report on Supplemental Schedules     33

        Schedule   I:  Condensed Financial Information of
          the Registrant                                           34 - 37

        Schedule  II:  Valuation and Qualifying Accounts,
           June 30, 2000, 1999, and 1998                           38


        (b)   REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 2000.

        (c)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

             The following have been previously filed and are incorporated by reference to prior years' Forms 10-
             K filed by the Registrant:

           (3) Articles of Incorporation and By-Laws

                The following explanations are included in "Notes to Financial Statements" in Part II of this report:

                    (4)  Rights of security holders including
               indentures - Refer to Notes 1 and 4.
                    (11)Computation of per share earnings - Refer
               to Note 6.
                    (21)Subsidiaries of registrant - Refer to
               "Summary of Significant Accounting Policies".

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

        (1) With this filing, the Registrant is furnishing to the Commission four (4) copies of the Proxy
            Statement regarding the January 21, 2000 annual meeting mailed to security holders during the 2000 fiscal year.

        (2) For the 2000 fiscal year, the Registrant will furnish a copy of the annual report and any Proxy information to the Commission at time the aforementioned are mailed to security holders.

     INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULES


In connection with the audit of the consolidated financial statements of Chase General Corporation and Subsidiary, we have also audited supplemental schedules I and II. In our opinion, these schedules present fairly, in all material respects, in relation to the consolidated financial statements taken as a whole, the information required to be stated therein.




Clifton Gunderson L.L.C.
St. Joseph, Missouri
August 17,  2000

                                                                   SCHEDULE I

            CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                    CHASE GENERAL CORPORATION
                        (REGISTRANT ONLY)
                    CONDENSED BALANCE SHEETS

                     JUNE 30, 2000 AND 1999

                             ASSETS

                                                 2000          1999

Investment in subsidiary - at equity         $   719,500    $   713,945

TOTAL ASSETS                                 $   719,500    $   713,945

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Series B notes payable and accrued interest,
     unrelated parties                       $     84,802   $   107,693
Series B notes payable and accrued interest,
     related parties                               51,581        65,419

     Total liabilities                            136,383       173,112

Capital stock                                   3,331,274     3,331,274
Paid in capital in excess of par                3,134,722     3,134,722
Accumulated (deficit)                          (5,882,879)   (5,925,163)

     Total stockholders' equity                   583,117       540,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    719,500   $   713,945


(1)The restricted assets of 100% consolidated subsidiary, Dye
   Candy Company, are $800,691 and $798,961 as of June 30, 2000 and 1999, respectively. See "Notes to Financial Statements" in Part II of this report for restrictions.

(2)No cash dividends have been paid by the registrants' wholly-owned subsidiary, Dye Candy Company, during the past three fiscal years.

                                                                    SCHEDULE I
                                                                    (Continued)


            CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CHASE GENERAL CORPORATION
                        (REGISTRANT ONLY)
               CONDENSED STATEMENTS OF OPERATIONS
            YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                 2000      1999      1998
REVENUE

  Equity in net income (loss) of subsidiary   $  53,082  $  61,091  $ (21,092)

     Total revenue                               53,082     61,091    (21,092)

EXPENSE

  General and administrative                      4,645      4,204      4,726
  Interest                                        8,842     10,571     12,076

     Total expense                               13,487     14,775     16,802

       Income (loss) before income taxes         39,595     46,316    (37,894)

PROVISION (CREDIT) FOR
  INCOME TAXES                                    2,689      2,946     (4,392)

NET INCOME (LOSS)                              $ 42,284  $  49,262  $ (33,502)

                                                                    SCHEDULE I
                                                                    (Continued)


            CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CHASE GENERAL CORPORATION
                        (REGISTRANT ONLY)
               CONDENSED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                            2000     1999     1998
CASH FLOWS FROM OPERATING ACTIVITIES

  General and administrative expenses paid $(4,645) $(4,204) $(4,726)
  Interest paid                            (10,571) (12,109) (14,097)
  Income tax refund received                 2,946   4,392     4,153

     Net cash used in operating activities (12,270) (11,921) (14,670)

CASH FLOWS FROM INVESTING ACTIVITIES

  Advances received from wholly owned
    subsidiary                              47,270   34,554   43,318

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on Series B notes
     payable                               (35,000) (22,633) (28,648)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                             --      --       --

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                            --      --       --

CASH AND CASH EQUIVALENTS,
  END OF YEAR                              $   --   $  --   $   --

                                                                    SCHEDULE I
                                                                    (Continued)

            CHASE GENERAL CORPORATION AND SUBSIDIARY
        CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CHASE GENERAL CORPORATION
                        (REGISTRANT ONLY)
               CONDENSED STATEMENTS OF CASH FLOWS
            YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                            2000     1999     1998
RECONCILIATION OF NET INCOME TO NET
  CASH USED IN OPERATING ACTIVITIES

  Net income (loss)                        $42,284  $ 49,262  $(33,502)
  Adjustments to reconcile net income
     (loss)to net cash used in operating
     activities:
     Net income (loss) from wholly owned
       subsidiary                          (53,082)  (61,091)   21,092
     Effects of changes in operating assets
       and liabilities:
       Accrued interest                     (1,729)   (1,538)   (2,021)
       Income tax refund receivable            257     1,446      (239)

NET CASH USED IN OPERATING ACTIVITIES     $(12,270) $(11,921) $(14,670)

   This information should be read only in connection with the accompanying independent auditor's report on supplemental
                           schedules.

                                                                 SCHEDULE II




          CHASE GENERAL CORPORATION AND ITS SUBSIDIARY
                VALUATION AND QUALIFYING ACCOUNTS
                  JUNE 30, 2000, 1999, AND 1998



COLUMN A       COLUMN B  COLUMN C ADDITIONS  COLUMN D    COLUMN E
              BALANCE AT      CHARGED TO                 BALANCE
              BEGINNING        COSTS                      AT END
DESCRIPTION   OF PERIOD     AND EXPENSES     DEDUCTIONS* OF PERIOD

Valuation accounts
deducted from assets
to which they apply for
doubtful accounts
receivable:

June 30, 2000  $11,516        $20,603        $20,726     $11,393
June 30, 1999   11,604         (4,012)         3,924      11,516
June 30, 1998   12,714         15,311         16,421      11,604


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

                     President, Treasurer (Principal Executive
                     Officer and Chief Financial and Accounting
/s/ Barry M. Yantis  Officer) and Director                   9/25/2000
Barry M. Yantis                                              Date


/s/ Brian A. Yantis  Vice-President, Secretary and Director  9/25/2000
Brian A. Yantis                                              Date