Form 10-Q
period 2000-09-30
CHASE GENERAL CORP
filed 2000-11-14
CIK 15357

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                  Commission File Number 2-5916

                    CHASE GENERAL CORPORATION
     (Exact name of registrant as specified in its Charter)

         Missouri                             36-2667734
(State of incorporation)       (I.R.S. Employer Identification Number)

          3600 Leonard Road, St. Joseph, Missouri 64503
            (Address of principal executive offices)
                   Telephone:  (816) 279-1625


Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  X  ]                         No  [      ]

At November 1, 2000 there were 969,834 shares outstanding of the Registrant's $1.00 par value common stock.

                    CHASE GENERAL CORPORATION

                       INDEX TO FORM 10-Q

                       SEPTEMBER 30, 2000





PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets - September 30, 2000
      (Unaudited) and June 30, 2000  ............................ 3

   Consolidated Condensed Statements of Operations -
      First quarter ended September 30, 2000 and 1999
      (Unaudited)       ......................................... 5

   Consolidated Condensed Statements of Cash Flows -
      First quarter ended September 30, 2000 and 1999
      (Unaudited)       ......................................... 6

   Notes to Consolidated Condensed Financial Statements ......... 7

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations........................ 9

PART II - OTHER INFORMATION

 Item 3.  Defaults Upon Senior Securities      ..................10

 Item 6.  Exhibits and Reports on Form 8-K ......................10

Signatures...................................................... 10

Exhibit No. 27 Financial Data Schedule    .......................11

                  PART I  FINANCIAL INFORMATION

            CHASE GENERAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 2000 AND JUNE 30, 2000

                           (UNAUDITED)

                             ASSETS

                                           September 30,   June 30,
                                                2000         2000
CURRENT ASSETS

  Cash                                         $ 62,900  $146,779
  Trade receivables, net of allowance           290,899   129,018
  Other receivables                                  --     3,239
  Income tax receivable                             470        --
  Inventories:
      Finished goods                            271,109    85,147
      Goods in process                           11,918     4,872
      Raw materials                              97,581    53,232
      Packaging materials                       107,790   123,938
  Prepaid expense                                 8,546    34,960
  Prepaid income taxes                            1,158     1,158

      Total current assets                      852,371   582,343

PROPERTY AND EQUIPMENT - AT COST              1,073,088 1,072,644
  Less accumulated depreciation                 867,348   854,296
      Total property and equipment              205,740   218,348





TOTAL ASSETS                                 $1,058,111  $800,691

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                         September 30,     June 30,
                                                2000         2000
CURRENT LIABILITIES

  Accounts payable                             $304,256    $ 54,718
  Accrued expenses                               44,955      35,184
  Notes payable, Series B, current maturities     4,321       4,321

     Total current liabilities                  353,532      94,223

LONG-TERM LIABILITIES

  Notes payable, Series B, less current
     maturities shown above                     123,351     123,351

     Total liabilities                          476,883     217,574

STOCKHOLDERS' EQUITY

  Capital stock issued and outstanding:
     Prior cumulative preferred stock,
     $5 par value:
       Series A (liquidation preference
         $1,252,500 and $1,245,000
         respectively)                          500,000     500,000
       Series B (liquidation preference
         $1,207,500 and $1,200,000
         respectively)                          500,000     500,000
     Cumulative preferred stock, $20 par
       value:
       Series A (liquidation preference
         $2,985,183 and $2,970,550
         respectively)                         1,170,660   1,170,660
       Series B (liquidation preference
         $486,489 and $484,104 respectively)    190,780     190,780
     Common stock, $1 par value                 969,834     969,834
  Paid-in capital in excess of par            3,134,722   3,134,722
  Retained earnings (deficit)                (5,884,768) (5,882,879)

     Total stockholders' equity                 581,228     583,117

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,058,111  $800,691

    See notes to consolidated condensed financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (UNAUDITED)

                                              FIRST QUARTER ENDED
                                                   SEPTEMBER 30
                                                2000      1999

NET SALES                                      $452,953  $453,521

COST OF SALES                                   349,109   337,768

  Gross profit                                  103,844   115,753

OPERATING EXPENSES

  Selling expense                                56,716    55,981
  General and administrative expense             48,408    41,088

     Total operating expenses                   105,124    97,069

       Income (loss) from operations            (1,280)    18,684

OTHER INCOME (EXPENSE)                          (1,079)   (1,571)

       Income (loss) before income taxes        (2,359)    17,113

PROVISION (CREDIT) FOR INCOME TAXES               (470)     3,412

NET INCOME (LOSS)                              $(1,889)   $13,701

LOSS PER SHARE OF COMMON STOCK                   $(.03)    $(.02)




    See notes to consolidated condensed financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED)


                                                FIRST QUARTER ENDED
                                                    SEPTEMBER 30
                                                   2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss) for the quarter            $(1,889)   $13,701

  Adjustments to reconcile net income
     (loss) to net cash used in operating activities:
     Depreciation and amortization               13,052    12,994
     Provision for doubtful accounts              1,605     1,605
     Effects of changes in operating assets
       and liabilities:
       Trade accounts receivable              (160,247) (120,291)
       Income tax receivable                      (470)        --
       Inventories                            (221,209) (234,880)
       Prepaid expenses                          26,414    26,237
       Accounts payable                         249,538   160,363
       Accrued liabilities                        9,771     7,550

          Net cash used in operating
            activities                         (83,435) (132,721)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment             (444)   (7,816)

NET DECREASE IN CASH                           (83,879) (140,537)

CASH, BEGINNING OF QUARTER                      146,779   206,609

CASH, END OF QUARTER                            $62,900   $66,072




    See notes to consolidated condensed financial statements.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Chase General Corporation as of September 30, 2000 and June 30, 2000 and the results of its operations and its cash flows for the first quarter ended September 30, 2000 and 1999.

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

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 2000 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the quarter ended September 30, 2000.

            CHASE GENERAL CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (UNAUDITED)


NOTE 2 - LOSS PER SHARE OF COMMON STOCK

Loss per share was computed on the weighted average of outstanding common shares as follows:

                                                FIRST QUARTER ENDED
                                                    SEPTEMBER 30
                                                   2000      1999

Net income (loss)                              $(1,889)   $13,701

Preferred dividend requirements:
  6% Prior Cumulative Preferred, $5 par value    15,000    15,000
  5% Convertible Cumulative Preferred,
     $20 par value                               17,018    17,018

     Total dividend requirements                 32,018    32,018

       Net loss - common shareholders         $(33,907) $(18,317)

     Weighted average of outstanding
       common shares                            969,834   969,834

       Loss per share of common stock            $(.03)    $(.02)


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

RESULTS OF OPERATIONS

FIRST QUARTER ENDED SEPTEMBER 30, 2000 and 1999

Sales - The Company had no unusual transactions for the first quarter ended September 30, 2000. The Company realized a gross profit percentage of 22.93% and 25.52% for the first quarter ended September 30, 2000 and 1999, respectively. Consolidated net sales for the quarter ended September 30, 2000 of $452,953, were comparable to $453,521 in 1999's first quarter. No major customers were lost during the current quarter. The loss of gross margin for 2000 came from a different product mix sold with a lower margin than the product mix sold for in 1999.

Expenses - Selling, general and administrative costs were 23.21% of sales in the quarter ended September 30, 2000 compared to 21.4% in the first quarter of 1999. Additional costs for a computer consultant caused the increase in administrative costs for 2000.

Inventories at September 30, 2000 are $221,000 higher than at June 30, 2000 since the Company is presently in their fall busy season. In addition, accounts payable is $250,000 higher at September 30, 2000 compared to June 30, 2000, which also reflects the entrance into the Company's fall busy season.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company has no commitments for capitalized expenditures. Cash decreased $83,879 as a result of the increased seasonal build-up of inventories. Working capital increased approximately $10,700 for the first quarter ended September 30, 2000.

                   PART II  OTHER INFORMATION

            CHASE GENERAL CORPORATION AND SUBSIDIARY


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       a.     None

       b. The total cumulative preferred stock dividends in arrears at September 30, 2000 are $5,931,672.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8.K.

       a.     Exhibit Number and Description

          27.Chase General Corporation and Subsidiary Financial
             Data Schedule.

       b.     Reports on Form 8-K: There were no reports on Form
               8-K filed during July, August, and September,
               2000.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CHASE GENERAL CORPORATION
                           Registrant



November 14, 2000                  /s/ Barry M. Yantis
Date                               Barry M. Yantis
                                   President and Chief Financial
                                   Officer