Form 10-Q
period 2000-12-31
CHASE GENERAL CORP
filed 2001-02-09
CIK 15357

                                   FORM 10-Q


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2000
                               -----------------

Commission File Number 2-5916
                       ------

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

Yes [X]  No [_]

As of February 1, 2001 there were 969,834 shares outstanding of the Registrant's ($1.00 par value) common stock.

                           CHASE GENERAL CORPORATION

                              Index to Form 10-Q

                               December 31, 2000





PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements
       Consolidated Condensed Balance Sheets - December 31, 2000
           (Unaudited) and June 30, 2000.....................................................................................  3

       Consolidated Condensed Statements of Operations
           Six months ended December 31, 2000 and 1999 (Unaudited)...........................................................  5

       Consolidated Condensed Statements of Operations
           Three months ended December 31, 2000 and 1999 (Unaudited).........................................................  6

       Consolidated Condensed Statements of Cash Flows
           Six months ended December 31, 2000 and 1999 (Unaudited)...........................................................  7

       Notes to Consolidated Condensed Financial Statements..................................................................  8

   Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................................................................  9

PART II - OTHER INFORMATION

   Item 3.  Defaults Upon Senior Securities..................................................................................  10

   Item 6.  Exhibits and Reports on Form 8-K.................................................................................  10

   Signatures................................................................................................................  10

   Exhibit No. 27 Financial Data Schedule....................................................................................  11

                        PART I - FINANCIAL INFORMATION

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      December 31, 2000 and June 30, 2000

                                  (Unaudited)

                                    ASSETS

                                                                                          December 31,          June 30,
                                                                                              2000                2000
                                                                                        --------------      ------------
CURRENT ASSETS
     Cash                                                                                $   317,364        $    146,779
     Trade receivables, net of allowance                                                     192,109             129,018
     Other receivables                                                                            --               3,239
     Inventories:
         Finished goods                                                                       11,758              85,147
         Goods in process                                                                      5,159               4,872
         Raw materials                                                                        39,625              53,232
         Packaging materials                                                                 103,071             123,938
     Prepaid expense                                                                           2,717              34,960
     Prepaid income taxes                                                                         --               1,158
                                                                                      --------------      --------------

              Total current assets                                                           671,803             582,343
                                                                                      --------------      --------------

PROPERTY AND EQUIPMENT - AT COST                                                           1,073,088           1,072,644
     Less accumulated depreciation                                                           876,863             854,296
                                                                                      --------------      --------------
         Total property and equipment                                                        196,225             218,348
                                                                                      --------------      --------------

TOTAL ASSETS                                                                             $   868,028        $    800,691
                                                                                      ==============      ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                                                        December 31,          June 30,
                                                                                            2000                2000
                                                                                     ------------------   --------------
CURRENT LIABILITIES
     Accounts payable                                                                 $       40,330      $       54,718
     Accrued expense                                                                          19,756              35,184
     Notes payable, Series B, current maturities                                               4,321               4,321
     Income taxes payable                                                                     42,133                  --
                                                                                      --------------      --------------

         Total current liabilities                                                           106,540              94,223

LONG-TERM LIABILITIES
     Notes payable, Series B                                                                  73,351             123,351
                                                                                      --------------      --------------

         Total liabilities                                                                   179,891             217,574
                                                                                      --------------      --------------

STOCKHOLDERS' EQUITY
     Capital stock issued and outstanding:
         Prior cumulative preferred stock, $5 par value:
              Series A (liquidation preference $1,260,000
                  and $1,245,000 respectively)                                               500,000             500,000
              Series B (liquidation preference $1,215,000 and $1,200,000
              respectively)                                                                  500,000             500,000
         Cumulative preferred stock, $20 par value:
              Series A (liquidation preference $2,999,816 and $2,970,550
              respectively)                                                                1,170,660           1,170,660
              Series B (liquidation preference $488,874 and $484,104
              respectively)                                                                  190,780             190,780
         Common stock, $1 par value                                                          969,834             969,834
     Paid-in capital in excess of par                                                      3,134,722           3,134,722
     Retained earnings (deficit)                                                          (5,777,859)         (5,882,879)
                                                                                      --------------      --------------

         Total stockholders' equity                                                          688,137             583,117
                                                                                      --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $      868,028      $      800,691
                                                                                      ==============      ==============

           See notes to consolidated condensed financial statements.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                        Six Months Ended
                                                           December 31
                                                   ----------------------------
                                                       2000            1999
                                                   -----------    -------------

NET SALES                                          $ 1,493,783    $   1,558,240

COST OF SALES                                        1,095,964        1,136,001
                                                   -----------    -------------

     Gross profit                                      397,819          422,239
                                                   -----------    -------------
OPERATING EXPENSES

     Selling expense                                   145,721          146,876
     General and administrative expense                 96,471           89,574
                                                   -----------    -------------
         Total operating expenses                      242,192          236,450
                                                   -----------    -------------

              Income from operations                   155,627          185,789

OTHER INCOME (EXPENSE)                                  (2,596)          (3,700)
                                                   -----------    -------------

              Income before income taxes               153,031          182,089

PROVISION FOR INCOME TAXES                              48,011           60,245
                                                   -----------    -------------

NET INCOME                                         $   105,020    $     121,844
                                                   ===========    =============

EARNINGS PER SHARE                                 $       .04    $         .06
                                                   ===========    =============

           See notes to consolidated condensed financial statements.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                                     December 31
                                                                                          -------------------------------
                                                                                               2000              1999
                                                                                          --------------    -------------
NET SALES                                                                                 $    1,040,830    $   1,104,719

COST OF SALES                                                                                    746,855          798,233
                                                                                          --------------    -------------

     Gross profit                                                                                293,975          306,486
                                                                                          --------------    -------------
OPERATING EXPENSES

     Selling expense                                                                              89,005           90,895
     General and administrative expense                                                           48,063           48,486
                                                                                          --------------    -------------

         Total operating expenses                                                                137,068          139,381
                                                                                          --------------    -------------

              Income from operations                                                             156,907          167,105

OTHER INCOME (EXPENSE)                                                                            (1,517)          (2,129)
                                                                                          --------------    -------------

              Income before income taxes                                                         155,390          164,976

PROVISION FOR INCOME TAXES                                                                        48,481           56,833
                                                                                          --------------    -------------

NET INCOME                                                                                $      106,909    $     108,143
                                                                                          ==============    =============

EARNINGS PER SHARE                                                                        $          .08    $         .08
                                                                                          ==============    =============


           See notes to consolidated condensed financial statements.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                    Six Months Ended
                                                                                                       December 31
                                                                                               --------------------------
                                                                                                  2000            1999
                                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income for the six months                                                             $   105,020    $   121,844

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                              22,568         24,068
         Provision for doubtful accounts                                                             3,210          6,705
         Effects of changes in operating assets and liabilities:
              Trade and other accounts receivable                                                  (63,062)       (26,841)
              Inventories                                                                          107,576        (22,361)
              Prepaid expenses                                                                      32,243         26,555
              Prepaid income taxes                                                                   1,158             --
              Accounts payable                                                                     (14,388)        11,978
              Accrued liabilities                                                                  (15,428)        28,174
              Income taxes payable                                                                  42,133             --
                                                                                               -----------    -----------

                  Net cash provided by operating activities                                        221,030        170,122
                                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                                                              (445)       (29,945)
                                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on long-term debt                                                          (50,000)       (35,000)
                                                                                               -----------    -----------

NET INCREASE IN CASH                                                                               170,585        105,177

CASH, BEGINNING OF PERIOD                                                                          146,779        206,609
                                                                                               -----------    -----------

CASH, END OF PERIOD                                                                            $   317,364    $   311,786
                                                                                               ===========    ===========

           See notes to consolidated condensed financial statements.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Chase General Corporation as of December 31, 2000 and June 30, 2000 and the results of its operations for the six months and three months ended December 31, 2000 and 1999, and its cash flows for the six months ended December 31, 2000 and 1999.

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

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 2000 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the six months ended December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                                                                     Six Months Ended              Three Months Ended
                                                                        December 31                    December 31
                                                                --------------------------     ---------------------------
                                                                    2000           1999           2000             1999
                                                                -----------     ----------     -----------    ------------
Net income                                                      $   105,020     $  121,844     $   106,909    $   108,143
                                                                -----------     ----------     -----------    -----------

Preferred dividend requirements:
     6% Prior Cumulative Preferred, $5 par value                     30,000         30,000          15,000         15,000
     5% Convertible Cumulative Preferred,
         $20 par value                                               34,036         34,036          17,018         17,018

         Total dividend requirements                                 64,036         64,036          32,018         32,018
                                                                -----------     ----------     -----------    -----------

              Net income common shareholders                    $    40,984     $   57,808     $    74,891    $    76,125
                                                                ===========     ==========     ===========    ===========
         Weighted average of outstanding
              common shares                                         969,834        969,834         969,834        969,834
                                                                ===========     ==========     ===========    ===========

              Earnings per share                                $       .04     $      .06     $       .08    $       .08
                                                                ===========     ==========     ===========    ===========

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

RESULTS OF OPERATIONS

Six Months ended December 31, 2000 and 1999
-------------------------------------------

Sales:
The Company had no unusual transactions for the six months ended December 31, 2000. The Company realized a gross profit percentage of 26.63% and 27.10% for the six months ended December 31, 2000 and 1999, respectively. Consolidated net sales for the six months ended December 31, 2000 of $1,493,783 were 4% below the $1,558,240 sales in fiscal year 1999's first six months. The loss in net sales was from the additional allowances given to several customers as a result of overbuying for the holiday season. No major customer was lost during this first six months.

Expenses:
Selling, general and administrative expenses were 16.21% of sales in the six months ended December 31, 2000 compared to 15.2% in the first six months of 1999. Additional costs for a computer consultant working on building a website caused the increase in administrative costs for 2000.

Inventories at December 31, 2000 were $107,500 lower than at June 30, 2000 since the Company is entering their slow season of the year. In addition, accounts payable and accrued expenses are $30,000 lower at December 31, 2000 compared to June 30, 2000, which also reflects the entrance into the Company's slower business cycle.

Three Months ended December 31, 2000 and 1999
---------------------------------------------

Sales:
The Company realized a gross profit percentage of 28.2% and 27.7% for the three months ended December 31, 2000 and 1999, respectively. Net sales decreased 6% over the same period a year ago as a result of the allowances given to several customers. No major customers were lost during this period.

Expenses:
Selling expenses decreased 2% compared to selling expenses for the three months ended December 31, 1999. General and administrative expenses decreased 1% compared to these expenses for the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company has no commitments for capitalized expenditures. Cash increased $170,500 during the current six month period as a result of completing the busy season and controlling overhead. Working capital increased approximately $77,000 for the six month period.

                          PART II. OTHER INFORMATION

                   CHASE GENERAL CORPORATION AND SUBSIDIARY


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         a.    None

         b. The total cumulative preferred stock dividend contingency at December 31, 2000 is $5,963,690.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.    Exhibit - Number and Description

               27. Chase General Corporation and Subsidiary Financial Data Schedule.

         b. Reports on Form 8-K: There were no reports on Form 8-K filed during October, November, and December, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CHASE GENERAL CORPORATION
                           -------------------------
                                  Registrant




February 9, 2001                          /s/ Barry M. Yantis
----------------------------------        ------------------------------------
Date                                      Barry M. Yantis
                                          President and Chief Financial Officer