Form 10-Q
period 2001-03-31
CHASE GENERAL CORP
filed 2001-05-11
CIK 15357

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001
                               --------------

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

Yes [X]   No [_]

As of April 30, 2001 there were 969,834 shares outstanding of the Registrant's ($1.00 par value) common stock.

                           CHASE GENERAL CORPORATION

                                     Index


PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Condensed Balance Sheets--March 31, 2001 (Unaudited)
      and June 30, 2000 ..................................................    3

    Consolidated Condensed Statements of Operations--Nine months ended
      March 31, 2001 and 2000 (Unaudited) ................................    5

    Consolidated Condensed Statements of Operations--Three months ended
      March 31, 2001 and 2000 (Unaudited) ................................    6

    Consolidated Condensed Statements of Cash Flows--Nine months ended
      March 31, 2001 and 2000 (Unaudited) ................................    7

    Notes to Consolidated Condensed Financial Statements .................    8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................    9


PART II--OTHER INFORMATION

  Item 3.  Defaults Upon Senior Securities ...............................   11

  Item 4.  Submission of matters to a vote of security holders ...........   11

  Item 6.  Exhibits and Reports on Form 8-K ..............................   11

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       March 31, 2001 and June 30, 2000


                                    ASSETS

                                              March 31,     June 30,
                                                2001          2000
                                             -----------   ----------
                                             (Unaudited)
CURRENT ASSETS
    Cash                                     $  225,229    $  146,779
    Trade receivables, net of allowance         101,642       129,018
    Other receivables                                --         3,239
    Inventories:
        Finished goods                           16,925        85,147
        Goods in process                          3,931         4,872
        Raw materials                            64,379        53,232
        Packaging materials                      91,842       123,938
    Prepaid expense                              24,459        34,960
    Prepaid income taxes                          2,615         1,158
                                             ----------    ----------
        Total current assets                    531,022       582,343
                                             ----------    ----------

PROPERTY AND EQUIPMENT--AT COST               1,119,113     1,072,644
    Less accumulated depreciation               878,922       854,296
                                             ----------    ----------
        Total property and equipment            240,191       218,348
                                             ----------    ----------

TOTAL ASSETS                                 $  771,213    $  800,691
                                             ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             March 31,      June 30,
                                                               2001          2000
                                                            -----------   -----------
                                                             (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                          $    56,339   $    54,718
  Accrued expense                                                29,721        35,184
  Notes payable, Series B, current maturities                     4,321         4,321
                                                            -----------   -----------

     Total current liabilities                                   90,381        94,223

LONG-TERM LIABILITIES

  Notes payable, Series B, less current maturities above         73,351       123,351
                                                            -----------   -----------

     Total liabilities                                          163,732       217,574
                                                            -----------   -----------
STOCKHOLDERS' EQUITY

  Capital stock issued and outstanding:
     Prior cumulative preferred stock, $5 par value:
       Series A (liquidation preference $1,267,500
          and $1,245,000 respectively)                          500,000       500,000
       Series B (liquidation preference $1,222,500
          and $1,200,000 respectively)                          500,000       500,000
     Cumulative preferred stock, $20 par value
       Series A (liquidation preference $3,014,449
          and $2,970,550 respectively)                        1,170,660     1,170,660
       Series B (liquidation preference $491,259
          and $484,104 respectively)                            190,780       190,780
     Common stock, $1 par value                                 969,834       969,834
  Paid-in capital in excess of par                            3,134,722     3,134,722
  Retained earnings (deficit)                                (5,858,515)   (5,882,879)
                                                            -----------   -----------
     Total stockholders' equity                                 607,481       583,117
                                                            -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  771,213    $   800,691
                                                            ==========    ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                             Nine Months Ended
                                                  March 31
                                         --------------------------
                                             2001          2000
                                          ----------    ----------
NET SALES                                 $1,711,307    $1,881,294

COST OF SALES                              1,333,944     1,441,195
                                          ----------    ----------

  Gross profit on sales                      377,363       440,099
                                          ----------    ----------

OPERATING EXPENSES

  Selling expense                            194,840       196,414
  General and administrative expense         148,084       136,841
                                          ----------    ----------

     Total operating expenses                342,924       333,255
                                          ----------    ----------

       Net income from operations             34,439       106,844

OTHER INCOME (EXPENSE)                        (4,007)       (4,201)
                                          ----------    ----------

       Net income before income taxes         30,432       102,643

PROVISION FOR INCOME TAXES                     6,068        26,946
                                          ----------    ----------

NET INCOME                                $   24,364    $   75,697
                                          ==========    ==========

LOSS PER SHARE                            $     (.07)   $     (.02)
                                          ==========    ==========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                          Three Months Ended
                                               March 31
                                        ----------------------
                                           2001        2000
                                        --------     --------
NET SALES                                $217,524    $323,054

COST OF SALES                             237,980     305,194
                                         --------    --------

  Gross profit (loss) on sales            (20,456)     17,860
                                         --------    --------
OPERATING EXPENSES

  Selling expense                          49,119      49,538
  General and administrative expense       51,613      47,267
                                         --------    --------

     Total operating expenses             100,732      96,805
                                         --------    --------

       Net loss from operations          (121,188)    (78,945)

OTHER EXPENSE                              (1,411)       (501)
                                         --------    --------

       Net loss before income taxes      (122,599)    (79,446)

CREDIT FOR INCOME TAXES                   (41,943)    (33,299)
                                         --------    --------

NET LOSS                                 $(80,656)   $(46,147)
                                         ========    ========

LOSS PER SHARE                           $   (.12)   $   (.08)
                                         ========    ========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                  Nine Months Ended
                                                                       March 31
                                                                 ----------------------
                                                                   2001          2000
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $ 24,364      $ 75,697

  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                 32,082        35,776
     Provision for bad debts                                        4,815        11,805
     Effects of changes in operating assets and liabilities:
       Accounts receivables                                        25,800       (78,705)
       Accounts payable                                             1,621        66,739
       Inventories                                                 90,112        (7,364)
       Prepaid expense                                              9,044        14,152
       Accrued expense                                             (5,463)      (14,271)
       Income taxes payable                                            --        17,865
                                                                 --------      --------

          Net cash provided by operating activities               182,375       121,694
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                             (53,925)      (50,900)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                            (50,000)      (35,000)
                                                                 --------      --------

NET INCREASE IN CASH                                               78,450        35,794

CASH, BEGINNING OF PERIOD                                         146,779       206,609
                                                                 --------      --------

CASH, END OF PERIOD                                              $225,229      $242,403
                                                                 ========      ========

SUPPLEMENTAL DISCLOSURES
  Interest paid                                                  $  8,710      $ 10,571
                                                                 ========      ========

  Income taxes paid                                              $  7,525      $  9,081
                                                                 ========      ========

             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Chase General Corporation as of March 31, 2001 and June 30, 2000 and the results of its operations for the nine months and three months ended March 31, 2001 and 2000, and its cash flows for the nine months ended March 31, 2001 and 2000.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a fully year.

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 2000 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the nine months ended March 31, 2001.

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                                                    Nine Months Ended            Three Months Ended
                                                        March  31                     March 31
                                                  ----------------------       -----------------------
                                                    2001          2000           2001           2000
                                                  --------      --------       ---------      --------

Net income (loss)                                 $ 24,364      $ 75,697       $ (80,656)     $(46,147)
                                                  --------      --------       ---------      --------

Preferred dividend requirements:
  6% Prior Cumulative Preferred, $5 par value       45,000        45,000          15,000        15,000
  5% Convertible Cumulative Preferred,
     $20 par value                                  51,054        51,054          17,018        17,018
                                                  --------      --------       ---------      --------

     Total dividend requirements                    96,054        96,054          32,018        32,018
                                                  --------      --------       ---------      --------

       Net loss common shareholders               $(71,690)     $(20,357)      $(112,674)     $(78,165)
                                                  ========      ========       =========      ========

     Weighted average of outstanding
       common shares                               969,834       969,834         969,834       969,834
                                                  ========      ========       =========      ========

       Loss per share                             $   (.07)     $   (.02)      $    (.12)     $   (.08)
                                                  ========      ========       =========      ========

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

RESULTS OF OPERATIONS

Nine Months ended March 31, 2001 and 2000
-----------------------------------------

Sales:

The Company had no unusual transactions for the nine months ended March 31, 2001. The Company realized a gross profit margin of 22.05% for the nine months ended March 31, 2001 as compared to 23.39% for the same period ended a year ago. Consolidated net sales for the nine months ended March 31, 2001 of $1,711,307, were 9% below the $1,881,294 in 2000's first nine months. The decrease was due to not repeating a "Cherry Mash" "mini mash" promotion for a major supplier that was done in 2000. No major customers were lost during this nine month period.

Expenses:

Selling, general and administrative expenses were 20% of sales in the nine month period ended March 31, 2001 compared to 17.7% in the first nine months of 2000. Additional costs for a computer consultant building and maintaining a website as well as additional professional fees for updating securities filings caused the increase in administrative costs for 2001.

Inventories at March 31, 2001 were $90,000 lower than at June 30, 2000 due to the Company being in its slower business cycle.

Three Months Ended March 31, 2001 and 2000
------------------------------------------

Sales:

The Company's net sales of $217,524 for period ended March 31, 2001decreased 33% over net sales of $323,054 for the three months ended March 31, 2000. This three month period is normally the Company's slowest season. However, due to a sales promotion for a major customer in the quarter ending March 31, 2000, sales were significantly lower for the March, 2001 quarter because this promotion was not repeated. Due to the loss of sales in the Chase product line, the volume of net sales realized was not enough to cover the direct cost of sales. As a result, gross profit on sales for the three months ended March 31, 2001 was a negative $20,456.

Selling expenses decreased 1% compared to selling expenses for the three months ended March 31, 2000. General and administrative expenses increased 9% compared to these expenses for the three months ended March 31, 2000, as a result of website maintenance costs.

                                    ITEM 2

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company has no commitments for capitalized expenditures. Cash increased $78,450 during the current nine month period as a result of completing the busy season and controlling overhead.

                          PART II.  OTHER INFORMATION

                    CHASE GENERAL CORPORATION AND SUBSIDIARY


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         a.  None

         b. The total cumulative preferred stock dividends contingency at March 31, 2001 is $5,995,708.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The annual meeting of shareholders scheduled for January 19, 2001 was not held due to the lack of receipts of required proxies to hold such meetings.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits - None required

         b. Reports on Form 8-K: There were no reports on Form 8-K filed during January, February, and March, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHASE GENERAL CORPORATION
                           -------------------------
                                   Registrant



______________________                     ___________________________________
Date                                       Barry M. Yantis
                                           President and Chief Financial Officer