Form 10-K405
period 2001-06-30
CHASE GENERAL CORP
filed 2001-09-28
CIK 15357

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 2001

Commission File Number 2-5916

                           CHASE GENERAL CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)

             Missouri                                   36-2667734
             --------                                   ----------
     (State of Incorporation)                        (I.R.S. Employer
                                                  Identification Number)

                3600 Leonard Road, St. Joseph, Missouri  64503
                ----------------------------------------------
                   (Address of principal executive offices)

Registrants' telephone number, including area code:            (816) 279-1625

Securities registered pursuant to Section 12(b) of the Act:              None
                                                                         ----

Securities registered pursuant to Section 12(g) of the Act:              None
                                                                         ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             x   Yes            No
                                            ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

State the aggregate market value of the voting stock held by non-affiliates of registrant: Voting stock not actively traded. Therefore, market value of stock unknown as of 60 days prior to the date of this filing.

Indicate the number of shares outstanding of each of the registrants' classes of common stock as of the latest practicable date: 969,834 (one class with $1 par value) as of September 5, 2001.

Location in this filing where exhibit index is located:  32
                                                         --

Total number of pages included in this filing:   39
                                                 --

                                    PART I

ITEM 1    BUSINESS
          --------

          (a)  General development of business
               -------------------------------

               (1)  Narrative history of business
                    -----------------------------

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

               (2)  Not applicable.

          (b)  Financial information about industry segments
               ---------------------------------------------

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

          (c)  Narrative description of businesses
               -----------------------------------

               (1)  Description of business done and intended to be done by
                    -------------------------------------------------------
                    dominant single industry
                    ------------------------

                    (i) The principal products produced and methods of distribution are as follows:



                                  (Continued)

          --------

                         Chase Candy Division of Dye Candy Company produces a candy bar under the trade name of "Cherry Mash". The bar is distributed in four case sizes:

                         (1)  60 count pack
                         (2)  12 boxes of 24 bars per box
                         (3)  200 count shipper box
                         (4)  96 count shipper box

                         In addition to the regular size bar, a "mini-mash" is distributed in four case sizes:

                         (1)  24 - 12 oz. bags
                         (2)  6 jars - 60 bars per jar
                         (3)  23 # wrapped bars
                         (4)  22 # unwrapped bars

                         The bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, and vendors. "Cherry Mash" bars are marketed in the Midwest region of the United States. For the years ended June 30, 2001, 2000, and 1999, this division accounted for 57%, 61%, and 56%, respectively, of the consolidated revenue of Dye Candy Company.

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


                         The Poe line is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2001, 2000, and 1999, this division accounted for 43%, 39%, and 44%, respectively, of the consolidated revenue of Dye Candy Company. The Company discontinued the coconut cubes during the year ended June 30, 2000.

                    (ii)  Not applicable.

                    (iii) Raw materials and packaging materials are produced on a national basis with products coming from most of the states of the United States. Raw materials and packaging materials are generally widely available, depending, of course, on common market influences.



                                  (Continued)

        --------

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

                    (vi) Due to the seasonal nature of the business, there is a heavier demand on working capital in the summer and winter months of the year when the Company is building its inventories in anticipation of fall and spring sales. The fluctuation of demand on working capital due to the seasonal nature of the business is common to the confectionery industry. If necessary, the Company has the ability to borrow short-term funds in early fall to finance operations prior to receiving cash collections from fall sales. The Company occasionally offers extended payment terms of up to sixty days. Since this practice is infrequent, the effect on working capital is minimal.

                    (vii) For the years ending June 30, 2001, 2000, and 1999, Associated Wholesale Grocers, accounted for 25.64%, 20.01% and 19.64% of gross sales, respectively. For the years ending June 30, 2001, 2000, and 1999, Wal-Mart and its affiliates accounted for 28.54%, 20.08% and 12.06% of gross sales, respectively. The loss of Associated Wholesale Grocers would not have an adverse effect on the Company as the customer purchases and distributes to retail outlets and these outlets would continue to demand products offered by Dye Candy Company. However, due to the affiliation certain outlets have with Wal-Mart, a loss of this customer would reduce gross sales. The Company continues to seek additional markets for its products.

                    (viii) Prompt, efficient service are traits demanded in the confectionery industry, which results in a continual low volume of back-orders. Therefore, at no time during the year does the Company have a significant amount of back-orders.

                    (ix)    Not applicable.



                                  (Continued)

        --------

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

          (d)  Foreign and domestic operations and export sales
               ------------------------------------------------

               The Company has no foreign operations or export sales. In addition, all domestic sales are primarily in the Midwest region of the United States.

ITEM 2    PROPERTIES
          ----------

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

ITEM 3    LEGAL PROCEEDINGS
          -----------------

          The Company is not, and has not been, a party in any material pending legal proceedings, other than ordinary litigation incidental to its business, during the fiscal year ended June 30, 2001, nor are any such proceedings contemplated.

ITEM 4    RESULTS OF VOTES OF SECURITY HOLDERS
          ------------------------------------

          No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended June 30, 2001.

                                    PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          ----------------------------------------------------------------
          MATTERS
          -------

          (a)  Market information
               ------------------

               There is no established public trading market for the common stock (par value $1 per share) of the Company.

          (b)  Approximate number of security holders
               --------------------------------------

               As of September 5, 2001, the latest practicable date, the approximate number of record holders of common stock was 1,439, including individual participants in security listings.

          (c)  Dividends
               ---------

               (1)  Dividend history and restrictions
                    ---------------------------------

                    No dividends have been paid during the past three fiscal years. Refer to Note 1, "Notes to Financial Statements" for dividend restrictions.

               (2)  Dividend policy
                    ---------------

                    There is no set policy on the payment of dividends due to the financial condition of the Company and other factors. It is not anticipated that cash dividends will be paid in the foreseeable future.

ITEM 6    SELECTED FINANCIAL DATA
          -----------------------

          (a)  Last five years
               ---------------

                                                     06-30-2001      06-30-2000     06-30-99     06-30-98     06-30-97
                                                     ----------      ----------     --------     --------     --------
          (i)    Net sales or operating revenue      $ 1,981,030     $ 2,129,785   $2,134,920   $2,113,777   $2,317,501

          (ii)   Income (loss) from continuing
                    operations                       $   (27,191)    $    42,284   $   49,262   $  (33,502)  $   50,174

          (iii)  Income (loss) from continuing
                    operations per common share *    $      (.16)    $      (.09)  $     (.09)  $     (.17)  $     (.08)

          (iv)   Total assets                        $   714,901     $   800,691   $  798,961   $  770,998   $  837,871

          (v)    Long-term debt                      $    77,672     $   127,672   $  162,672   $  185,305   $  207,659

          (vi)   Cash dividend declared
                    per common share                 $        --     $        --   $       --   $       --   $       --

          (b) No additional years are necessary to keep the summary from being misleading.

* Refer to Note 6, "Notes to Financial Statements" for computation of income
(loss) from continuing operations per common share.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

          (a & b)   Liquidity and capital resources
                    -------------------------------

          Positive cash flows from operating activities were generated for fiscal years ended June 30, 2001, 2000, and 1999 in the amounts of $74,261, $28,797, and $99,294, respectively.

          At various times during the years, and in anticipation of heavier cash demands due to seasonal production, plant improvements, and/or major promotional programs, it is the Company's practice to invest in short term U.S. Treasury obligations or financial institution certificates of deposit. At June 30, 2001, 2000, and 1999 the Company had $50,000, $100,000, and $150,000, respectively invested in short term certificates of deposit to meet the 2001, 2000, and 1999 fall production season.

          The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated adjustments to inventory levels are made accordingly. Raw materials increased approximately $27,000 from June 30, 2000 to June 30, 2001. Raw materials at June 30, 2000 were comparable to prior year. Purchase commitments at June 30, 2001 were approximately $286,000 lower than at June 30, 2000. The decrease was due to the Company evaluating pricing and the market and having an adequate raw materials supply for current production. Purchase commitments at June 30, 2000 were approximately $125,000 higher than at June 30, 1999. This increase was due to $26,000 in peanut contracts over prior year and approximately $102,000 additional purchase commitments of chocolate over prior year. The Company's contracts for these products has been fulfilled and new contracts established. The Company watches markets for these commodities and purchases are made accordingly.

          Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Packaging inventory decreased approximately $59,000 from June 30, 2000 to June 30, 2001. The decrease was due to the higher than normal purchase in 2000. Packaging materials inventory increased $35,000 from June 30, 1999 to June 30, 2000. These inventory items were purchased during the year ending June 30, 2000 to replenish inventory used in the current and prior years production. These items were purchased in quantities large enough to fulfill the Company's packaging needs for several seasons.

          Finished goods inventory did not significantly change from June 30, 2000 to June 30, 2001. The slight decrease was due to timing of customer purchases of the Cherry Mash products.

          Finished goods inventory did not significantly change from June 30, 1999 to June 30, 2000. The slight increase as due to timing of customer purchases of the Cherry Mash products. Goods in process remained comparable to prior years.

                                  (Continued)

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          -----------------------------------

          The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the past three years. The Company also continues to replace old equipment on a yearly basis in order to streamline operations. However, due to cash flow needs in other areas, the Company has not been able to update the equipment at any significant level. During the year ending June 30, 1999, $16,041 was spent to upgrade production equipment. Also, during 1999, $15,104 was used to add to transportation and office equipment. Expenditures of $13,574 were made to upgrade existing production equipment, in addition, $40,053 was made to update transportation and office equipment during the year ending June 30, 2000. Expenditures of $53,626 were made to upgrade and replace transportation and office equipment during the year-end June 30, 2001. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers in the next several years with no set target date.

          For the past nine years, the Company has not been indebted except for the series B notes. Of the original $630,000 Series B notes payable, $127,672 remain outstanding at June 30, 2000. On December 20, 1995, the Company received approval to extend the notes to December 20, 2002 at the current 6% rate of interest, with the agreement that this was the final note extension. Of the outstanding amount at June 30, 2001, $77,672 is classified long-term and $-0- is classified as current. Realizing that the minimum yearly principal payment required by the note indenture will not satisfy the notes on December 20, 2002, the Company has accelerated the principal payments on the notes during the past four fiscal years. It is anticipated that acceleration of principal payments will continue as cash flow has been adequate for operations and equipment replacement.

          The Company's lease on its manufacturing facility expired March 31, 1995. The lease was renewed effective April 1, 1995 for a period of 10 years at $2,955 per month.

          The Company realized success in 1999, and for the year ending June 30, 1999 net sales increased by 1% and the cost of sales decreased by 1% from the prior year. Operating expenses were closely monitored during 1999 and decreased by 13% for the year. This was accomplished by decreasing selling expenses by 12%, and general and administrative by 15%. During the year ending June 30, 2000, net sales and the cost of sales remained comparable to prior year.

                                  (Continued)

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          -----------------------------------

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

          Selling expenses decreased by $28,381 during the year ending June 30, 2000. This was due to the Company change in policy on brokers fees or commissions to customers. The Company discontinued allowing these fees as a reduction of selling price.

          During the year ending June 30, 2001, net sales decreased 7% from June 30, 2000 through June 30, 2001. The decrease was due to promotions with customers in the prior year which were discontinued. Additionally, in the prior year receivables from certain customers were written off. The Company did not do business with these customers in the current year. Cost of sales decreased by 5% from June 30, 2000 through June 30, 2001 due to the decrease in net sales.

          Operating expenses increased by 5.8% from June 30, 2000 through June 30, 2001. This increase was due to increased selling expenses. Selling expenses increased from the prior year by $15,252 due to commissions and bonuses given to employees during the year. While most general administration expenses remained constant, insurance expense increased by $9,265 as rates for general and liability insurance continues to go up. The Company was aggressive in their collection efforts and write offs decreased by $17,865 from June 30, 2000 through June 30, 2001. The aging of accounts receivable is reviewed on a regular basis and accounts which become overdue are pursued for collection.

          Under the leadership of the CEO and his sales staff, the Company has stabilized its customer base. Certainly some customers were lost during 2001, but the Company is working to replace those customers. The Company continues to look for new markets but only when the addition of a new market is profitable.

          In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures.

                                  (Continued)

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
          -----------------------------------

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

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          Not applicable. Refer to Note 7, "Notes to Financial Statements" for fair value of financial instruments as of June 30, 2001.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Financial statements meeting the requirements of Regulation S-X are contained on pages 13 through 26 of the filing.

          (a)  Selected quarterly financial data
               ---------------------------------

               Exempt from requirements per second major condition for smaller companies.


          (b)  Information about oil and gas producing activities
               --------------------------------------------------

               Registrant is not engaged in any oil and gas producing activities.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

          Not applicable. There has been no change in accountants for approximately twenty-five years and no disagreements on accounting or financial disclosure.

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chase General Corporation
St. Joseph, Missouri

We have audited the accompanying consolidated balance sheets of Chase General Corporation and subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase General Corporation and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ Clifton Gunderson LLP

Clifton Gunderson LLP
St. Joseph, Missouri
September 5, 2001

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                            June 30, 2001 and 2000

                                    ASSETS

                                                            2001         2000
                                                         ----------   ----------
CURRENT ASSETS
   Cash and cash equivalents                             $  117,114   $  146,779
   Receivables:
      Trade, less allowance for doubtful
      accounts of $10,669 in 2001 and $11,393 in 2000       100,494      129,018
      Other receivables                                          --        3,239
      Income tax receivables                                  7,053           --
   Inventories:
      Finished goods                                         73,138       85,147
      Goods in process                                        1,943        4,872
      Raw materials                                          80,592       53,232
      Packaging materials                                    64,536      123,938
   Prepaid expense                                           34,606       34,960
   Prepaid income taxes                                      11,220        1,158
                                                         ----------   ----------

         Total current assets                               490,696      582,343
                                                         ----------   ----------

PROPERTY AND EQUIPMENT
   Land                                                      35,000       35,000
   Buildings                                                 85,738       85,738
   Machinery and equipment                                  677,358      676,914
   Trucks and autos                                         148,527      104,513
   Office equipment                                          49,660       49,123
   Leasehold improvements                                   121,356      121,356
                                                         ----------   ----------
      Total, at cost                                      1,117,639    1,072,644
   Less accumulated depreciation                            893,434      854,296
                                                         ----------   ----------

         Total property and equipment                       224,205      218,348
                                                         ----------   ----------

TOTAL ASSETS                                             $  714,901   $  800,691
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                2001          2000
                                                             -----------   -----------
CURRENT LIABILITIES
  Accounts payable                                           $    46,002   $    54,718
  Notes payable, Series B, current maturities                         --         4,321
  Accrued expense:
     Interest                                                      6,161         8,711
     Other                                                        29,140        26,473
                                                             -----------   -----------

       Total current liabilities                                  81,303        94,223

LONG-TERM LIABILITIES
  Notes payable, Series B, less current maturities above          77,672       123,351
                                                             -----------   -----------

       Total liabilities                                         158,975       217,574
                                                             -----------   -----------

STOCKHOLDERS' EQUITY
  Capital stock issued and outstanding:
     Prior cumulative preferred stock, $5 par value:
       Series A (liquidation preference $1,275,000 and
          $1,245,000 respectively)                               500,000       500,000
       Series B (liquidation preference $1,230,000 and
          $1,200,000 respectively)                               500,000       500,000
     Cumulative preferred stock, $20 par value:
       Series A (liquidation preference $3,029,083 and
          $2,970,550 respectively)                             1,170,660     1,170,660
       Series B (liquidation preference $493,643 and
          $484,104 respectively)                                 190,780       190,780
     Common stock, $1 par value                                  969,834       969,834
  Paid-in capital in excess of par                             3,134,722     3,134,722
  Accumulated deficit                                         (5,910,070)   (5,882,879)
                                                             -----------   -----------

       Total stockholders' equity                                555,926       583,117
                                                             -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   714,901   $   800,691
                                                             ===========   ===========

   These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended June 30, 2001, 2000, and 1999

                                                  2001            2000             1999
                                               ----------      ----------       ----------
NET SALES                                      $1,981,030      $2,129,785       $2,134,920

COST OF SALES                                   1,587,058       1,665,882        1,677,258
                                               ----------      ----------       ----------

   Gross Profit                                   393,972         463,903          457,662
                                               ----------      ----------       ----------

OPERATING EXPENSES
   Selling expenses                               232,750         218,211          246,592
   General and administrative expenses            197,650         188,660          148,838
                                               ----------      ----------       ----------

      Total operating expenses                    430,400         406,871          395,430
                                               ----------      ----------       ----------

      Income (loss) from operations               (36,428)         57,032           62,232
                                               ----------      ----------       ----------

OTHER INCOME (EXPENSE)
   Interest income                                  6,922           6,323            6,498
   Miscellaneous income                             1,690             347            1,758
   Interest expense                                (6,160)         (8,842)         (10,571)
   Other expense                                       --            (173)              --
                                               ----------      ----------       ----------

      Total other income (expense)                  2,452          (2,345)          (2,315)
                                               ----------      ----------       ----------

         Income (loss) before income taxes        (33,976)         54,687           59,917

PROVISION FOR INCOME TAXES                         (6,785)         12,403           10,655
                                               ----------      ----------       ----------

NET INCOME (LOSS)                              $  (27,191)     $   42,284       $   49,262
                                               ==========      ==========       ==========

(LOSS) PER SHARE OF COMMON STOCK               $     (.16)     $     (.09)      $     (.09)
                                               ==========      ==========       ==========

   These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years Ended June 30, 2001, 2000, and 1999


                                     Prior Cumulative        Cumulative
                                     Preferred Stock      Preferred Stock
                                    ------------------  --------------------    Common     Paid-in     Accumulated
                                    Series A  Series B   Series A   Series B    Stock      Capital       Deficit       Total
                                    --------  --------  ----------  --------   --------   ----------   -----------    --------

BALANCE (DEFICIT), JUNE 30, 1998    $500,000  $500,000  $1,170,660  $190,780   $969,834   $3,134,722   $(5,974,425)   $491,571

   Net income                             --        --          --        --         --           --        49,262      49,262
                                    --------  --------  ----------  --------   --------   ----------   -----------    --------

BALANCE (DEFICIT), JULY 1, 1999      500,000   500,000   1,170,660   190,780    969,834    3,134,722    (5,925,163)    540,833

   Net income                             --        --          --        --         --           --        42,284      42,284
                                    --------  --------  ----------  --------   --------   ----------   -----------    --------

BALANCE (DEFICIT), JUNE 30, 2000     500,000   500,000   1,170,660   190,780    969,834    3,134,722    (5,882,879)    583,117

   Net loss                               --        --          --        --         --           --       (27,191)    (27,191)
                                    --------  --------  ----------  --------   --------   ----------   -----------    --------
BALANCE (DEFICIT), JUNE 30, 2001    $500,000  $500,000  $1,170,660  $190,780   $969,834   $3,134,722   $(5,910,070)   $555,926
                                    ========  ========  ==========  ========   ========   ==========   ===========    ========

   These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended June 30, 2001, 2000, and 1999

                                                        2001              2000             1999
                                                     -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Collections from customers                        $ 2,010,278       $ 2,119,123      $ 2,094,487
   Interest received                                       6,922             6,323            6,498
   Other income                                            1,689             1,182            2,042
   Income tax refunds                                         --                --           24,710
   Cost of sales, selling, general and
      administrative expenses paid                    (1,924,698)       (2,075,152)      (2,015,534)
   Interest paid                                          (8,710)          (10,571)         (12,109)
   Income tax paid                                       (11,220)          (12,108)            (800)
                                                     -----------       -----------      -----------

      Net cash provided by operating activities           74,261            28,797           99,294
                                                     -----------       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                   (53,626)          (53,627)         (31,145)
                                                     -----------       -----------      -----------

      Net cash used in investing activities              (53,626)          (53,627)         (31,145)
                                                     -----------       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments on notes payable, Series B         (50,000)          (35,000)         (22,633)
                                                     -----------       -----------      -----------

      Net cash used in financing activities              (50,000)          (35,000)         (22,633)
                                                     -----------       -----------      -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  (29,365)          (59,830)          45,516

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                     146,779           206,609          161,093
                                                     -----------       -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR               $   117,414       $   146,779      $   206,609
                                                     ===========       ===========      ===========

                                                                    2001          2000           1999
                                                                  --------      --------       --------
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES

  Net income (loss)                                               $(27,191)     $  42,284      $ 49,262

  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation                                                  48,069         52,211        55,813
      Loss on disposal of equipment                                     --            835           284
      Provision for doubtful accounts                                2,225         20,603        (4,012)
      Effects of changes in operating assets and liabilities:
         Trade receivable                                           26,299        (10,662)      (40,433)
         Other receivable                                            3,239         (3,239)           --
         Income tax receivable                                      (7,054)            --        24,710
         Inventories                                                46,980        (67,032)       11,256
         Prepaid expense                                               354            509            80
         Prepaid income taxes                                      (10,063)        (1,158)        1,000
         Accounts payable                                           (8,716)         6,335       (10,811)
         Income taxes payable                                           --         (8,855)        8,855
         Accrued liabilities                                           119         (3,034)        3,290
                                                                  --------       --------      --------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                            $ 74,261       $ 28,797      $ 99,294
                                                                  ========       ========      ========

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

SEGMENT REPORTING OF THE BUSINESS

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Company and Poe Candy Company. Operations in Chase Candy Company involve production and sale of a candy bar marketed under the trade name "Cherry Mash". Operations in Poe Candy Company involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Division products are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Due to the similarities in the products manufactured, segment reporting for the two divisions is not maintained by Management and, accordingly, has not been disclosed in these financial statements.

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

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories are carried at the "lower of cost or market value," with cost being determined on the "first-in, first-out" basis of accounting. Finished goods and goods in process include a provision for manufacturing overhead.


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

               CHASE GENERAL CORPORATION AND SUBSIDIARY NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NOTES PAYABLE, SERIES B

On December 1, 1967, the Company issued Collateral Sinking Fund 6% Income Registered Notes in the amount of $680,000. These notes were issued to extend and consolidate notes and certificates of indebtedness then held by F. S. Yantis & Co., Inc. (Yantis & Co.), aggregating approximately $569,000 together with unpaid accrued interest of $111,000. Interest is payable from "surplus net earnings" on the 20th day of December following the year-end.

Pursuant to a supplemental indenture, dated April 1, 1968 and executed in compliance with a request by Yantis & Co. in furtherance of the winding-up of its affairs, the original notes aggregating $680,000 were reissued in two series designated as A and B, respectively. The Series A notes aggregating $50,000 had priority and were retired during the year ended June 30, 1984. The Series B notes totaling $630,000 are held by the former shareholders of Yantis & Co. During the years ended June 30, 2001 and 2000, $50,000 and $35,000 principal was paid on the Series B notes, respectively.

As of June 30, 2001 and 2000, the outstanding Series B notes total $77,672 and $127,672, respectively. Of these amounts $29,376 and $48,286 are owed to officers and directors of the Company.

The Company has agreed to secure the payment of principal and interest on the notes by the pledge of the capital stock of Dye Candy Company under an indenture dated December 1, 1967, and supplemental indenture dated June 30, 1970.

The indenture provides for a sinking fund deposit to be made by the Company each year of not less than one-fourth of the Company's fiscal year "surplus net earnings," which exceeds the amount of interest required to be paid on the outstanding notes. If at any time the sinking fund deposits aggregate $10,000 or more, the same will be applied to prepayment of the notes outstanding. At June 30, 2001, there was no sinking fund requirement, and in 2000, all sinking fund deposits had been disbursed to the noteholders. The "surplus net earnings" is the amount by which the consolidated net income, after adding back the current year's interest on the outstanding notes, exceeds a $25,000 working capital reserve.

See Note 2 for computation of "surplus net earnings" and sinking fund requirements for years ended June 30, 2001, 2000, and 1999.

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


NOTE 2 - "SURPLUS NET EARNINGS" AND SINKING FUND REQUIREMENTS

The following is an analysis of the computation of the "surplus net earnings
(loss)" and sinking fund requirements for years ended June 30:

                                                                  2001       2000       1999
                                                              --------   --------   --------
NET INCOME (LOSS)
  Chase General Corporation                                   $(11,446)  $(10,798)  $(11,829)
  Dye Candy Company                                            (15,745)    53,082     61,091
                                                              --------   --------   --------
     Consolidated net income (loss)                            (27,191)    42,284     49,262

NON-ALLOWANCE EXPENSE DEDUCTION
  Interest on indebtedness                                       6,160      8,842     10,571
                                                              --------   --------   --------
       Net income (loss) basis for "surplus net earnings"      (21,031)    51,126     59,833

DEDUCTIONS FROM INCOME BASIS
  Set aside as reserve for accumulation of working capital      25,000     25,000     25,000
                                                              --------   --------   --------
          "Surplus net earnings (loss)"                        (46,031)    26,126     34,833

INTEREST PAYMENT REQUIRED                                        6,160      8,842     10,571
                                                              --------   --------   --------
EXCESS "SURPLUS NET EARNINGS (LOSS)"
 OVER INTEREST PAYMENT REQUIRED                               $(52,191)  $ 17,284   $ 24,262
                                                              ========   ========   ========
SINKING FUND REQUIREMENT                                      $     --   $  4,321   $  6,066
                                                              ========   ========   ========


                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS

Dye Candy Company leases its manufacturing facilities located at 3600 Leonard Road, St. Joseph, Missouri. The period of the lease is from April 1, 1995 through March 31, 2005, and requires payments of $2,955 per month. Rental expense was $35,460 for the years ended June 30, 2001, 2000, and 1999. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:


Year ending June 30, 2002                     $ 35,460
Year ending June 30, 2003                       35,460
Year ending June 30, 2004                       35,460
Year ending June 30, 2005                       29,550
                                              --------

   Total                                      $135,930
                                              ========

NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2001 and 2000 is as follows:


                                                           Shares
                                                  ---------------------------
                                                                  Issued and
                                                  Authorized      Outstanding
                                                  ----------      -----------
Prior Cumulative Preferred Stock, $5 par value:
   6% Convertible                                   240,000
     Series A                                                       100,000
     Series B                                                       100,000

Cumulative Preferred Stock, $20 par value:
   5% Convertible                                   150,000
     Series A                                                        58,533
     Series B                                                         9,539

Common Stock, $1 par value:
   Reserved for conversion of
     Preferred Stock - 1,033,333 shares           2,000,000         969,834


                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK (CONTINUED)

Cumulative Preferred Stock dividends in arrears at June 30, 2001 and 2000, totaled $6,027,726 and $5,899,654, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30:


                                              2001               2000
                                            --------           --------
6% Convertible
 Series A                                     $ 12               $ 12
 Series B                                       12                 12

5% Convertible
 Series A                                       51                 50
 Series B                                       51                 50


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


NOTE 5 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following as of June 30:


                                        2001      2000     1999
                                      -------   -------  -------
Federal income tax                    $(4,898)  $ 9,213  $ 7,551
State income tax                       (1,887)    3,190    3,104
                                      -------   -------  -------

  Total provision for income taxes    $(6,785)  $12,403  $10,655
                                      =======   =======  =======

The Company's provision for income taxes differs from the tax that would result from applying statutory federal and state income tax rates primarily because of nondeductible expenses.

                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:


                                                           2001           2000       1999
                                                        ---------       --------   --------
Net income (loss)                                       $ (27,191)      $ 42,284   $ 49,262
                                                        ---------       --------   --------

Preferred dividend requirements:
  6% Prior Cumulative Preferred, $5 par value              60,000         60,000     60,000
  5% Convertible Cumulative Preferred, $20 par value       68,072         68,072     68,072
                                                        ---------       --------   --------

     Total dividend requirements                          128,072        128,072    128,072
                                                        ---------       --------   --------

       Net loss - common stockholders                   $(155,263)      $(85,788)  $(78,810)
                                                        =========       ========   ========

     Weighted average of outstanding common shares        969,384        969,834    969,834
                                                        =========       ========   ========

       Loss per share                                   $    (.16)      $   (.09)  $   (.09)
                                                        =========       ========   ========

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


NOTE 8 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2001 and 2000, two customers accounted for 54.18% and 40.09%, respectively, of the gross sales. For the year ending June 30, 2001 one customer accounted for 38.89% of accounts receivable and for the year ending June 30, 2000 two customers accounted for 53.01% of accounts receivable.



                    This information is an integral part of
              the accompanying consolidated financial statements.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          (a)  Directors
               ---------

          Name            Age     Periods of Service as Director     Terms
     ---------------     -----   --------------------------------  ---------
     Barry M. Yantis       56             1980 to present           One year
     Brian A. Yantis       55              July 16, 1986            One year
     Brett A. Yantis       33       January 21, 1999 to present     One year

     An insufficient number of proxies were returned by the shareholders for the January 19, 2001 annual stockholder meeting. Therefore, the Directors noted above are continuing for an additional one-year term.

     See Item 10(b) for offices held by Barry M. Yantis and Brian A.
     Yantis.


          (b)  Executive Officers
               ------------------
                                                   Years of
                                                  Service as
            Name           Age      Position      an Officer         Term
     ---------------     ------   -------------  ------------   ---------------
     Barry M. Yantis      56      President and       21        Until successor
                                    Treasurer                       elected

     Brian A. Yantis      55      Vice-President      10        Until successor
                                  and Secretary                     elected


          (c)  Certain Significant Employees
               -----------------------------

               There are no significant employees other than above.

          (d)  Family Relationships
               --------------------

               Barry M. Yantis, and Brian A. Yantis are brothers. Brett A. Yantis is the Son of Barry M. Yantis.

          (e)  Business Experience
               -------------------

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

                                  (Continued)

          --------------------------------------------------

               (2) The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

          (f)  Involvement in Certain Legal Proceedings
               ----------------------------------------

               Not applicable

          (g)  Promoters and Control Persons
               -----------------------------

               Not applicable


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

          (a)  General
               -------

               Executive officers are compensated for their services as set forth in the Summary Compensation Table. These salaries are approved yearly by the Board of Directors.

          (b)
                          Summary Compensation Table


                                                                               Long Term Compensation
                                                                            -----------------------------
                                                 Annual Compensation               Awards         Payouts
                                           -------------------------------  --------------------  -------
                                                                 Other      Restricted
               Name and         Fiscal                           Annual       Stock     Option/    LTIP     All other
           Principal Position   Year End     Salary    Bonus   Compensation  Award ($)   SARs (#)  Payouts  Compensation
           ------------------  -----------  --------  -------  ------------  ----------  --------  -------  ------------

           Barry M. Yantis     1) 06-30-01  $115,800  $10,000     $2,240         --         --       --          --

           Barry M. Yantis     1) 06-30-00  $112,800  $10,000     $2,240         --         --       --          --

           Barry M. Yantis     1) 06-30-99  $112,950  $ 8,000     $2,240         --         --       --          --

           Barry M. Yantis     1) 06-30-98  $100,000  $15,750     $2,240         --         --       --          --

          1)  CEO

          2) No other compensation than that which is listed in compensation table.

          3) No other officers are compensated for their services besides those listed in this compensation table.


          (c)  Option/SAR grants table
               -----------------------

               Not applicable

          (d)  Aggregated option/SAR exercises and fiscal year-end option/SAR
               --------------------------------------------------------------
               value table
               -----------

               Not applicable

                                  (Continued)

--------------------------------

          (e)  Long-term incentive awards table
               --------------------------------

               Not applicable

          (f)  Defined benefit or actuarial plan disclosure
               --------------------------------------------

               Not applicable

          (g)  Compensation of Directors
               -------------------------

               Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2001, $83 of travel expenses were reimbursed to board members, Brian A. Yantis, and Barry M. Yantis, respectively.

          (h)  Employment contracts and termination of employment and change in
               ----------------------------------------------------------------
               control arrangements
               --------------------

               No employment contracts exist with any executive officers. In addition, there are no contracts currently in place regarding termination of employment or change in control arrangements.

          (i)  Report on repricing of option/SARs
               ----------------------------------

               Not applicable

          (j)  Additional information with respect to compensation committee
               -------------------------------------------------------------
               interlocks and insider participation in compensation decisions
               --------------------------------------------------------------

               The registrant has no formal compensation committee. The board of directors, Brian A. Yantis, Barry M. Yantis, and Brett A. Yantis annually approve the compensation of Barry M. Yantis, CEO.

          (k)  Board compensation committee report on executive compensation
               -------------------------------------------------------------

               The board bases the annual salary of the CEO on the Company's prior year performance. The criteria is based upon, but is not limited to, market area expansion, gross profit improvement, control of operating expenses, generation of positive cash flow, and hours devoted to the business during the previous fiscal year.

          (l)  Performance graph
               -----------------

               Not applicable as there are no dividends available to distribute to common stockholders after preferred dividends are met. In addition, there is no market value price for the common stock (par value $1 per share) as there is no public trading market for the Company's stock.

                                  (Continued)

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

                                                                        Amounts
                                                                          and
                                                                         Nature
                                                                           of
                                                                       Beneficial
      Title of Class                    Name and Address               Ownership     % of Class
--------------------------              ----------------               ----------    ----------
(a) Security ownership of certain beneficial owners

    Common; par value $1 per share      Barry Yantis                   194,385 (1)    16.8% (2)
                                        5605 Osage Drive
                                        St. Joseph, Mo.
                                        64503

                                        Brian Yantis                    97,192 (1)     8.4% (2)
                                        1210 E. Clarendon
                                        Arlington Heights, IL.
                                        60004

(b) Security ownership of management

    Common; par value $1 per share      All directors and officers     110,856        11.4%
                                        as a group

    Prior Cumulative Preferred,         All directors and officers      21,533        21.5%
    $5 par value:  Series A,            as a group
    6% convertible

    Prior Cumulative Preferred          All directors and officers      21,533        21.5%
    $5 par value:  Series B,            as a group
    6% convertible

    Cumulative Preferred, $20 par       All directors and officers       3,017         5.2%
    value:  Series A, $5 convertible    as a group

                                                                        Amounts
                                                                          and
                                                                         Nature
                                                                           of
                                                                       Beneficial
      Title of Class                    Name and Address               Ownership     % of Class
--------------------------              ----------------               ----------    ----------

    Cumulative Preferred, $20 par       All directors and officers         630         6.6%
    value:  Series B, $5 convertible    as a group

    (1) Includes 180,721 shares which could be received within 30 days upon conversion of preferred stock.

    (2) Reflects the percentage 291,577 shares would represent if the 180,721 shares above were converted to common stock.

(c) No known change of control is anticipated.



                                  (Continued)

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)  Transactions with management and others
               ---------------------------------------

               No reportable transactions with management and others, to which the registrant or its subsidiary was a party, have occurred since the registrant's last fiscal year. In addition, there are no such currently proposed transactions.

          (b)  Certain business relationships
               ------------------------------

               Not applicable

          (c)  Indebtedness of management
               --------------------------

               Not applicable

          (d)  Transactions with promoters
               ---------------------------

               Not applicable

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ----------------------------------------------------
          ON FORM 8-K
          -----------

          (a)  Documents filed as part of the Form 10-K
               ----------------------------------------

               (1) The following are included in Part II of this report:

                                                                    Page Number
                                                                    -----------

               Independent Auditor's Report                             13
               Consolidated Balance Sheets - June 30, 2001 and 2000     14 - 15
               Consolidated Statements of Operations for the years
                 ended June 30, 2001, 2000, and 1999                    16
               Consolidated Statements of Stockholders' Equity for
                 the years ended June 30, 2001, 2000, and 1999          17
               Consolidated Statements of Cash Flows for the years
                 ended June 30, 2001, 2000, and 1999                    18 - 19
               Summary of Significant Accounting Policies               20 - 21
               Notes to Consolidated Financial Statements               22 - 26




                                  (Continued)

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ----------------------------------------------------
          ON FORM 8-K (CONTINUED)
          -----------

          (2)  The following are included in Part IV of this report:

                                                                           Page Number
                                                                           -----------
          Independent Auditor's Report on Supplemental Schedules               33

          Schedule I:  Condensed Financial Information of the Registrant     34 - 37

          Schedule II: Valuation and Qualifying Accounts, June 30, 2001,
                         2000, and 1999                                        38

          (b)  Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 2001.

          (c)  Exhibits required by Item 601 of Regulation S-K
               -----------------------------------------------

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

               (11)  Computation of per share earnings - Refer to Note 6.

               (21) Subsidiaries of registrant - Refer to "Summary of Significant Accounting Policies".

          (d)  Financial statement schedules required by Regulation S-X
               --------------------------------------------------------

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

               (1) With this filing, the Registrant is furnishing to the Commission four (4) copies of the Proxy Statement regarding the January 19, 2001 annual meeting mailed to security holders during the 2001 fiscal year.

               (2) For the 2001 fiscal year, the Registrant will furnish a copy of the annual report and any Proxy information to the Commission at time the aforementioned are mailed to security holders.

            INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULES

In connection with the audits of the consolidated financial statements of Chase General Corporation and subsidiary, we have also audited supplemental schedules I and II. In our opinion, these schedules present fairly, in all material respects, in relation to the consolidated financial statements taken as a whole, the information required to be stated therein.


Clifton Gunderson LLP
St. Joseph, Missouri
September 5, 2001

                                                                      SCHEDULE I



                   CHASE GENERAL CORPORATION AND SUBSIDIARY
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                           CHASE GENERAL CORPORATION
                               (Registrant Only)
                           CONDENSED BALANCE SHEETS

                            June 30, 2001 and 2000

                                    ASSETS

                                               2001         2000
                                           -----------   -----------

Investment in subsidiary - at equity       $   639,759   $   719,500
                                           -----------   -----------

TOTAL ASSETS                               $   639,759   $   719,500
                                           ===========   ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Series B notes payable and accrued
 interest, unrelated parties               $    52,127   $    84,802
Series B notes payable and accrued
 interest, related parties                      31,706        51,581
                                           -----------   -----------

  Total liabilities                             83,833       136,383
                                           -----------   -----------

Capital stock                                3,331,274     3,331,274
Paid in capital in excess of par             3,134,722     3,134,722
Accumulated (deficit)                       (5,910,070)   (5,882,879)
                                           -----------   -----------

  Total stockholders' equity                   555,926       583,117
                                           -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $   639,759   $   719,500
                                           ===========   ===========


(1) The restricted assets of 100% consolidated subsidiary, Dye Candy Company, are $714,901 and $800,691 as of June 30, 2001 and 2000, respectively. See "Notes to Financial Statements" in Part II of this report for restrictions.

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



                                  (Continued)

                                                                      SCHEDULE I
                                                                     (Continued)



                   CHASE GENERAL CORPORATION AND SUBSIDIARY
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                           CHASE GENERAL CORPORATION
                               (Registrant Only)
                      CONDENSED STATEMENTS OF OPERATIONS
                   Years Ended June 30, 2001, 2000 and 1999

                                                 2001       2000    1999
                                               --------   -------  -------
REVENUE

  Equity in net income (loss) of subsidiary    $(15,745)  $53,082  $61,091
                                               --------   -------  -------

     Total revenue                              (15,745)   53,082   61,091
                                               --------   -------  -------

EXPENSE

  General and administrative                      8,399     4,645    4,204
  Interest                                        6,160     8,842   10,571
                                               --------   -------  -------

     Total expense                               14,559    13,487   14,775
                                               --------   -------  -------

       Income (loss) before income taxes        (30,304)   39,595   46,316

PROVISION (CREDIT) FOR
  INCOME TAXES                                   (3,113)    2,689    2,946
                                               --------   -------  -------

NET INCOME (LOSS)                              $(27,191)  $42,284  $49,262
                                               ========   =======  =======




                                  (Continued)

                                                                      SCHEDULE I
                                                                     (Continued)



                   CHASE GENERAL CORPORATION AND SUBSIDIARY
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                           CHASE GENERAL CORPORATION
                               (Registrant Only)
                      CONDENSED STATEMENTS OF CASH FLOWS
                   Years Ended June 30, 2001, 2000 and 1999

                                                       2001          2000          1999
                                                     --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

   General and administrative expenses paid          $ (8,399)     $ (4,645)     $ (4,204)
   Interest paid                                       (8,842)      (10,571)      (12,109)
   Income tax refund received                           2,689         2,946         4,392
                                                     --------      --------      --------

      Net cash used in operating activities           (14,552)      (12,270)      (11,921)
                                                     --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances received from wholly owned subsidiary      64,552        47,270        34,554
                                                     --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments on Series B notes payable       (50,000)      (35,000)      (22,633)
                                                     --------      --------      --------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                        --            --            --

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                       --            --            --
                                                     --------      --------      --------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                       $     --      $     --      $     --
                                                     ========      ========      ========

                                  (Continued)

                                                                      SCHEDULE I
                                                                     (Continued)



                   CHASE GENERAL CORPORATION AND SUBSIDIARY
               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                           CHASE GENERAL CORPORATION
                               (Registrant Only)
                      CONDENSED STATEMENTS OF CASH FLOWS
                   Years Ended June 30, 2001, 2000 and 1999

                                                                   2001          2000          1999
                                                                 --------      --------      --------
RECONCILIATION OF NET INCOME TO NET
   CASH USED IN OPERATING ACTIVITIES

   Net income (loss)                                             $(27,191)     $ 42,284      $ 49,262
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
      Net (income) loss from wholly owned subsidiary               15,745       (53,082)      (61,091)
      Effects of changes in operating assets and liabilities:
         Accrued interest                                          (2,550)       (1,729)       (1,538)
         Income tax refund receivable                                (556)          257         1,446
                                                                 --------      --------      --------
NET CASH USED IN OPERATING ACTIVITIES                            $(14,552)     $(12,270)     $(11,921)
                                                                 ========      ========      ========

          This information should be read only in connection with the accompanying independent auditor's report on supplemental schedules.

                                                                     SCHEDULE II




                   CHASE GENERAL CORPORATION AND SUBSIDIARY
                       VALUATION AND QUALIFYING ACCOUNTS
                         June 30, 2001, 2000, and 1999

             Column A                   Column B      Column C Additions        Column D       Column E
----------------------------------     ----------     -------------------     ------------     ---------
                                       Balance at         Charged to                            Balance
                                       Beginning             Costs                              at end
           Description                 of Period         and Expenses         Deductions *     of Period
----------------------------------     ----------     -------------------     ------------     ---------
Valuation accounts deducted from
   assets to which they apply for
   doubtful accounts receivable:

   June 30, 2001                        $11,393             $ 2,225             $ 2,949         $10,669
   June 30, 2000                         11,516              20,603              20,726          11,393
   June 30, 1999                         11,604              (4,012)              3,924          11,516

----------------
* Represents accounts written off, net of (recoveries), for the respective years.

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


                                            CHASE GENERAL CORPORATION
                                            (Registrant)


Date: 9-26-01                           By: /s/ Barry M. Yantis
      -------                               --------------------------
                                            Barry M. Yantis, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

                             President, Treasurer (Principal Executive
                             Officer and Chief Financial and Accounting
/s/ Barry M. Yantis          Officer) and Director                       9-26-01
---------------------------                                              -------
Barry M. Yantis                                                           Date


/s/ Brian A. Yantis          Vice-President, Secretary and Director      9-25-01
---------------------------                                              -------
Brian A. Yantis                                                           Date