Form 10-Q
period 2001-09-30
CHASE GENERAL CORP
filed 2001-11-21
CIK 15357

                                    FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

Yes [X]  No [_]

As of October 31, 2001 there were 969,834 shares outstanding of the Registrant's ($1.00 par value) common stock.

                            CHASE GENERAL CORPORATION

                                      Index


PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets - September 30, 2001
           (Unaudited) and June 30, 2001 ....................................    3

       Consolidated Condensed Statements of Operations -
           Three months ended September 30, 2001 and 2000 (Unaudited) .......    5

       Consolidated Condensed Statements of Cash Flows -
           Three months ended September 30, 2001 and 2000 (Unaudited) .......    6

       Notes to Consolidated Condensed Financial Statements .................    7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................    8

PART II - OTHER INFORMATION

   Item 3. Defaults Upon Senior Securities ..................................    9

   Item 4. Submission of Matters to a Vote of Security Holders ..............    9

   Item 6. Exhibits and Reports on Form 8-K .................................    9

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      September 30, 2001 and June 30, 2001

                                     ASSETS

                                                   September 30,    June 30,
                                                       2001           2001
                                                   ------------    ----------
                                                    (Unaudited)
CURRENT ASSETS

     Cash                                           $   71,837     $  117,114
     Trade receivables, net of allowance               156,791        100,494
     Income tax receivable                              13,053          7,053
     Inventories:
         Finished goods                                207,770         73,138
         Goods in process                               12,910          1,943
         Raw materials                                  70,250         80,592
         Packaging materials                            96,911         64,536
     Prepaid expense                                     8,714         34,606
     Prepaid income taxes                               11,220         11,220
                                                    ----------     ----------

         Total current assets                          649,456        490,696
                                                    ----------     ----------

PROPERTY AND EQUIPMENT - AT COST                     1,121,276      1,117,639

     Less accumulated depreciation                     905,451        893,434
                                                    ----------     ----------

         Total property and equipment                  215,825        224,205
                                                    ----------     ----------

TOTAL ASSETS                                        $  865,281     $  714,901
                                                    ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,       June 30,
                                                                      2001             2001
                                                                  -----------      -----------
                                                                  (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                             $   209,063      $    46,002
     Accrued expenses                                                  45,497           35,301
                                                                  -----------      -----------

         Total current liabilities                                    254,560           81,303

LONG-TERM LIABILITIES

     Notes payable, Series B                                           77,672           77,672
                                                                  -----------      -----------

         Total liabilities                                            332,232          158,975
                                                                  -----------      -----------

STOCKHOLDERS' EQUITY

     Capital stock issued and outstanding:
         Prior cumulative preferred stock, $5 par value:
              Series A (liquidation preference $1,282,500
                  and $1,275,000 respectively)                        500,000          500,000
              Series B (liquidation preference $1,237,500
                  and $1,230,000 respectively)                        500,000          500,000
         Cumulative preferred stock, $20 par value
              Series A (liquidation preference $3,043,717
                  and $3,029,083 respectively)                      1,170,660        1,170,660
              Series B (liquidation preference $496,027
                  and $493,643 respectively)                          190,780          190,780
         Common stock, $1 par value                                   969,834          969,834
     Paid-in capital in excess of par                               3,134,722        3,134,722
     Retained earnings (deficit)                                   (5,932,947)      (5,910,070)
                                                                  -----------      -----------

         Total stockholders' equity                                   533,049          555,926
                                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   865,281      $   714,901
                                                                  ===========      ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  Three Months Ended
                                                     September 30
                                               ------------------------
                                                  2001           2000
                                               ---------      ---------

NET SALES                                      $ 311,977      $ 452,953

COST OF SALES                                    241,638        349,109
                                               ---------      ---------

     Gross profit on sales                        70,339        103,844
                                               ---------      ---------

OPERATING EXPENSES

     Selling expense                              49,258         56,716
     General and administrative expense           49,500         48,408
                                               ---------      ---------

         Total operating expenses                 98,758        105,124
                                               ---------      ---------

              Net loss from operations           (28,419)        (1,280)

OTHER INCOME (EXPENSE)                              (457)        (1,079)
                                               ---------      ---------

              Net loss before income taxes       (28,876)        (2,359)

CREDIT FOR INCOME TAXES                           (6,000)          (470)
                                               ---------      ---------

NET LOSS                                       $ (22,876)     $  (1,889)
                                               =========      =========

LOSS PER SHARE                                 $    (.06)     $    (.03)
                                               =========      =========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30
                                                                           ------------------------
                                                                              2001           2000
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $ (22,876)     $  (1,889)

     Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and amortization                                        12,016         13,052
         Provision for bad debts                                               1,605          1,605
         Effects of changes in operating assets and liabilities:
              Receivables                                                    (63,902)      (160,717)
              Inventories                                                   (167,632)      (221,209)
              Prepaid expense                                                 25,892         26,414
              Accounts payable                                               163,061        249,538
              Accrued expenses                                                10,196          9,771
                                                                           ---------      ---------

                  Net cash used in operating activities                      (41,640)       (83,435)
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                      (3,637)          (444)
                                                                           ---------      ---------

NET DECREASE IN CASH                                                         (45,277)       (83,879)

CASH, BEGINNING OF PERIOD                                                    117,114        146,779
                                                                           ---------      ---------

CASH, END OF PERIOD                                                        $  71,837      $  62,900
                                                                           =========      =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Chase General Corporation as of September 30, 2001 and June 30, 2001 and the results of its operations for the three months ended September 30, 2001 and 2000, and its cash flows for the three months ended September 30, 2001 and 2000.

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

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 2001 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the three months ended September 30, 2001.

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                                                               Three Months Ended
                                                                  September 30
                                                            ------------------------
                                                               2001           2000
                                                            ---------      ---------
Net income (loss)                                           $ (22,876)     $  (1,889)
                                                            ---------      ---------

Preferred dividend requirements:
     6% Prior Cumulative Preferred, $5 par value               15,000         15,000
     5% Convertible Cumulative Preferred, $20 par value        17,018         17,018
                                                            ---------      ---------

         Total dividend requirements                           32,018         32,018
                                                            ---------      ---------

              Net loss common shareholders                  $ (54,894)     $ (33,907)
                                                            =========      =========

         Weighted average of outstanding common shares        969,834        969,834
                                                            =========      =========

              Loss per share                                $    (.06)     $    (.03)
                                                            =========      =========

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

Sales:
The Company's net sales of $311,977 for period ended September 30, 2001 decreased 31% over net sales of $452,953 for the three months ended September 30, 2000. The decrease in sales was due to not extending a promotion to a major customer for the current period, as well as approximately $35,000 of sale orders received last year that were not repeated this year. Additionally, one non-major customer had a group of vendors go out of business since last year which reduced current year sales. Gross profit on sales for the three months ended September 30, 2001 and 2000 was consistent at 23%.

Selling expenses decreased 13% compared to selling expenses for the three months ended September 30, 2000 as a result of reduced commissions, based on sales decreasing. General and administrative expenses increased 2% compared to these expenses for the three months ended September 30, 2000, as a result of website maintenance costs.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company has no commitments for capitalized expenditures. Cash decreased $45,277 during the current three month period as a result of seasonal build-up of inventories for the busy season.

Inventories increased $167,632 for this three month period ending September 30, 2001 as a part of the Company's normal seasonal build-up.

                           PART II. OTHER INFORMATION

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          a. None

          b. The total cumulative preferred stock dividends contingency at September 30, 2001 is $6,059,744

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. The annual meeting of shareholders is scheduled for January 14, 2002.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a. Exhibits - None required

          b. Reports on Form 8-K: There were no reports on Form 8-K filed during July, August and September, 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHASE GENERAL CORPORATION
                            -------------------------
                                   Registrant



___________________                     ________________________________________
Date                                    Barry M. Yantis
                                        President and Chief Financial Officer