Form 10-Q
period 2001-12-31
CHASE GENERAL CORP
filed 2002-02-14
CIK 15357

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                               -----------------

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

Yes [X]    No [ ]

As of February 1, 2002 there were 969,834 shares outstanding of the Registrant's ($1.00 par value) common stock.

                            CHASE GENERAL CORPORATION

                               Index to Form 10-Q

                                December 31, 2001


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Consolidated Condensed Balance Sheets - December 31, 2001
           (Unaudited) and June 30, 2001..................................... 3

       Consolidated Condensed Statements of Operations
           Three months ended December 31, 2001 and 2000 (Unaudited)......... 5

       Consolidated Condensed Statements of Operations
           Six months ended December 31, 2001 and 2000 (Unaudited)........... 6

       Consolidated Condensed Statements of Cash Flows
           Six months ended December 31, 2001 and 2000 (Unaudited)........... 7

       Notes to Consolidated Condensed Financial Statements.................. 8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 9

PART II - OTHER INFORMATION

   Item 3.  Defaults Upon Senior Securities..................................10

   Item 4.  Submission of Matters to a Vote of Security Holders..............10

   Item 6.  Exhibits and Reports on Form 8-K.................................10

   Signatures................................................................10

                         PART I - FINANCIAL INFORMATION

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       December 31, 2001 and June 30, 2001

                                   (Unaudited)

                                     ASSETS

                                                          December 31,         June 30,
                                                              2001               2001
                                                         -------------      ------------
CURRENT ASSETS
     Cash                                                $  345,312         $   117,114
     Trade receivables, net of allowance                    130,266             100,494
     Income tax receivable                                       --               7,053
     Inventories
         Finished goods                                      21,445              73,138
         Goods in process                                     4,336               1,943
         Raw materials                                       68,978              80,592
         Packaging materials                                 65,494              64,536
     Prepaid expense                                          1,884              34,606
     Prepaid income taxes                                        --              11,220
                                                         ----------         -----------

              Total current assets                          637,715             490,696
                                                         ----------         -----------

PROPERTY AND EQUIPMENT - AT COST                          1,121,276           1,117,639
     Less accumulated depreciation                          915,775             893,434
                                                         ----------         -----------
         Total property and equipment                       205,501             224,205
                                                         ----------         -----------

















TOTAL ASSETS                                             $  843,216         $   714,901
                                                         ==========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                     December 31,     June 30,
                                                         2001           2001
                                                     ------------   -----------
CURRENT LIABILITIES
  Accounts payable                                   $    88,230    $    46,002
  Accrued expense                                         20,690         35,301
  Income taxes payable                                    31,671             --
                                                     -----------    -----------

    Total current liabilities                            140,591         81,303

LONG-TERM LIABILITIES
  Notes payable, Series B                                 51,010         77,672
                                                     -----------    -----------

    Total liabilities                                    191,601        158,975
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
  Capital stock issued and outstanding:
    Prior cumulative preferred stock, $5 par value:
      Series A (liquidation preference $1,290,000
        and $1,275,000 respectively)                     500,000        500,000
      Series B (liquidation preference $1,245,000
        and $1,230,000 respectively)                     500,000        500,000
    Cumulative preferred stock, $20 par value:
      Series A (liquidation preference $3,058,351
        and $3,029,083 respectively)                   1,170,660      1,170,660
      Series B (liquidation preference $498,411
        and $493,643 respectively)                       190,780        190,780
    Common stock, $1 par value                           969,834        969,834
  Paid-in capital in excess of par                     3,134,722      3,134,722
  Retained earnings (deficit)                         (5,814,381)    (5,910,070)
                                                     -----------    -----------

         Total stockholders' equity                      651,615        555,926
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   843,216    $   714,901
                                                     ===========    ===========

            See notes to consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                   Three Months Ended
                                                       December 31
                                                 ----------------------
                                                   2001         2000
                                                 --------    ----------
NET SALES                                        $979,472    $1,040,830

COST OF SALES                                     668,385       746,855
                                                 --------    ----------

  Gross profit                                    311,087       293,975
                                                 --------    ----------
OPERATING EXPENSES

  Selling expense                                  89,910        89,005
  General and administrative expense               54,682        48,063
                                                 --------    ----------

    Total operating expenses                      144,592       137,068
                                                 --------    ----------

      Income from operations                      166,495       156,907

OTHER EXPENSE                                        (706)       (1,517)
                                                 --------    ----------

      Income before income taxes                  165,789       155,390

PROVISION FOR INCOME TAXES                         47,224        48,481
                                                 --------    ----------

NET INCOME                                       $118,565    $  106,909
                                                 ========    ==========

EARNINGS PER SHARE                               $    .09    $      .08
                                                 ========    ==========

           See notes to consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Six Months Ended
                                                         December 31
                                                  --------------------------
                                                     2001            2000
                                                  ----------      ----------
NET SALES                                         $1,291,449      $1,493,783

COST OF SALES                                        910,023       1,095,964
                                                  ----------      ----------

  Gross profit                                       381,426         397,819
                                                  ----------      ----------

OPERATING EXPENSES

  Selling expense                                    139,168         145,721
  General and administrative expense                 104,182          96,471
                                                  ----------      ----------

    Total operating expenses                         243,350         242,192
                                                  ----------      ----------

      Income from operations                         138,076         155,627

OTHER EXPENSE                                         (1,163)         (2,596)
                                                  ----------      ----------

      Income before income taxes                     136,913         153,031

PROVISION FOR INCOME TAXES                            41,224          48,011
                                                  ----------      ----------

NET INCOME                                        $   95,689      $  105,020
                                                  ==========      ==========

EARNINGS PER SHARE                                $      .03      $      .04
                                                  ==========      ==========

            See notes to consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                       December 31,
                                                                              --------------------------
                                                                                  2001            2000
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income for the six months                                            $    95,689    $   105,020

     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                             22,341         22,568
         Provision for doubtful accounts                                            3,210          3,210
         Effects of changes in operating assets
           and liabilities:
              Trade and other accounts receivable                                 (25,929)       (63,062)
              Inventories                                                          59,956        107,576
              Prepaid expenses                                                     32,722         32,243
              Prepaid income taxes                                                 11,220          1,158
              Accounts payable                                                     42,228        (14,388)
              Accrued liabilities                                                 (14,611)       (15,428)
              Income taxes payable                                                 31,671         42,133
                                                                              -----------    -----------

                  Net cash provided by operating activities                       258,497        221,030
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                                           (3,637)          (445)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on long-term debt                                         (26,662)       (50,000)
                                                                              -----------    -----------

NET INCREASE IN CASH                                                              228,198        170,585

CASH, BEGINNING OF PERIOD                                                         117,114        146,779
                                                                              -----------    -----------

CASH, END OF PERIOD                                                           $   345,312    $   317,364
                                                                              ===========    ===========







            See notes to consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Chase General Corporation as of December 31, 2001 and June 30, 2001, and the results of its operations for the six months and three months ended December 31, 2001 and 2000, and its cash flows for the six months ended December 31, 2001 and 2000.

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

There has been no material change in the accounting policies followed by the Company during the six months ended December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                                                                       Six Months Ended              Three Months Ended
                                                                          December 31                    December 31
                                                                   -----------------------       -------------------------
                                                                     2001           2000            2001            2000
                                                                   --------       --------       ---------        --------

Net income                                                         $ 95,689       $105,020        $118,565        $106,909
                                                                   --------       --------        --------        --------

Preferred dividend requirements:
     6% Prior Cumulative Preferred, $5 par value                     30,000         30,000          15,000          15,000
     5% Convertible Cumulative Preferred,
         $20 par value                                               34,036         34,036          17,018          17,018
                                                                   --------       --------        --------         -------

         Total dividend requirements                                 64,036         64,036          32,018          32,018
                                                                   --------       --------        --------         -------

              Net income common shareholders                       $ 31,653       $ 40,984        $ 86,547         $74,891
                                                                   ========       ========        ========         =======

         Weighted average of outstanding
              common shares                                         969,834        969,834         969,834         969,834
                                                                   --------       --------        --------         -------

              Earnings per share                                   $    .03       $    .04        $    .09         $   .08
                                                                   ========       ========        ========         =======

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

RESULTS OF OPERATIONS

Three Months ended December 31, 2001 and 2000
---------------------------------------------

Sales:

The Company realized a gross profit percentage of 31.76% and 28.24% for the three months ended December 31, 2001 and 2000, respectively. Net sales decreased 6% over the same period a year ago as a result of several customers closing retail locations.

Expenses:

Selling expenses of $89,910 were comparable to selling expenses for the three months ended December 31, 2000 of $89,005. General and administrative expenses increased 14% compared to these expenses for the three months ended December 31, 2000. These increased expenses were for insurance and website updates.

Six Months ended December 31, 2001 and 2000
-------------------------------------------

Sales:

The Company had no unusual transactions for the six months ended December 31, 2001. The Company realized a gross profit percentage of 29.53% and 26.63% for the six months ended December 31, 2001 and 2000, respectively. Consolidated net sales for the six months ended December 31, 2001 of $1,291,449 were 14% below the $1,493,783 sales in fiscal year 2000's first six months. The loss in net sales was due to less repeat sales from one customer who closed several retail outlets in Chase's territory. No major customer was lost during this first six months.

Expenses:

Selling, general and administrative expenses were 18.84% of sales in the six months ended December 31, 2001 compared to 16.21% in the first six months of 2000. Additional costs for a computer consultant working on the Company's website and insurance caused the increase in administrative costs for 2001.

Inventories at December 31, 2001 were $60,000 lower than at June 30, 2001 since the Company is entering its slow season of the year. In addition, accounts payable and accrued expenses are $27,600 higher at December 31, 2001 compared to June 30, 2001, which is in direct relation to accounts receivable increasing $30,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company has no commitments for capitalized expenditures. Cash increased $228,000 during the current six month period as a result of completing the busy season and controlling overhead. Working capital increased approximately $87,700 for the six month period.

                           PART II. OTHER INFORMATION

                    CHASE GENERAL CORPORATION AND SUBSIDIARY


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          a. None

          b. The total cumulative preferred stock dividend contingency at December 31, 2001 is $6,091,762.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. None submitted

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          a. Exhibit - None required

          b. Reports on From 8-K: There were no reports on From 8-K filed during October, November, and December 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHASE GENERAL CORPORATION
                            -------------------------
                                   Registrant


----------------------------               -------------------------------------
Date                                       Barry M. Yantis
                                           President and Chief Financial Officer