Form 10-K/A
period 2001-06-30
CHASE GENERAL CORP
filed 2002-04-25
CIK 15357

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

Commission File Number 2-5916

                            CHASE GENERAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Missouri                                   36-2667734
--------------------------------                 ----------------------
    (State of Incorporation)                        (I.R.S. Employer
                                                 (Identification Number)

                  3600 Leonard Road, St. Joseph, Missouri 64503
                  ---------------------------------------------
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

                                                 X   Yes        No
                                              -------             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

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

Location in this filing where exhibit index is located:  30
                                                         --

Total number of pages included in this filing:   37
                                                ---

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

               (2)  Not applicable.
                    ---------------

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

          --------------------

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

                                     PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
        ------------------------------------------------------------------------

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

ITEM 6  SELECTED FINANCIAL DATA
        -----------------------

        (a)  Last five years
             ---------------

                                                         06-30-2001      06-30-2000      06-30-99      06-30-98      06-30-97
                                                         ----------      ----------      --------      --------      --------

        (i)   Net  sales or operating revenue            $1,981,030      $2,129,785     $2,134,920    $2,113,777   $2,317,501

        (ii)  Income (loss) from continuing
               operations                                $  (27,191)     $   42,284     $   49,262    $  (33,502)  $   50,174

        (iii) Income (loss) from continuing
               operations per common share *             $     (.16)     $     (.09)    $     (.09)   $     (.17)  $     (.08)

        (iv)  Total assets                               $  714,901      $  800,691     $  798,961    $  770,998   $  837,871

        (v)   Long-term debt                             $   77,672      $  127,672     $  162,672    $  185,305   $  207,659

        (vi)  Cash dividend declared
               per common share                          $      --       $      --      $      --     $      --    $      --

        (b) No additional years are necessary to keep the summary from being misleading.

* Refer to Note 6, "Notes to Financial Statements" for computation of income
  (loss) from continuing operations per common share.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        -----------------------------------------------------------

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

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

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

                                                 /s/ Clifton Gunderson LLP

Clifton Gunderson LLP
St. Joseph, Missouri
September 5, 2001

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2001 and 2000

                                     ASSETS


                                                                 2001         2000
                                                              ----------   ----------
CURRENT ASSETS
     Cash and cash equivalents                                $  117,114   $  146,779
     Receivables:
         Trade, less allowance for doubtful
         accounts of $10,669 in 2001 and $11,393 in 2000         100,494      129,018
         Other receivables                                            --        3,239
         Income tax receivables                                    7,053           --
     Inventories:
         Finished goods                                           73,138       85,147
         Goods in process                                          1,943        4,872
         Raw materials                                            80,592       53,232
         Packaging materials                                      64,536      123,938
     Prepaid expense                                              34,606       34,960
     Prepaid income taxes                                         11,220        1,158
                                                              ----------   ----------

             Total current assets                                490,696      582,343
                                                              ----------   ----------

PROPERTY AND EQUIPMENT
     Land                                                         35,000       35,000
     Buildings                                                    85,738       85,738
     Machinery and equipment                                     677,358      676,914
     Trucks and autos                                            148,527      104,513
     Office equipment                                             49,660       49,123
     Leasehold improvements                                      121,356      121,356
                                                              ----------   ----------
             Total, at cost                                    1,117,639    1,072,644
     Less accumulated depreciation                               893,434      854,296
                                                              ----------   ----------

              Total property and equipment                       224,205      218,348
                                                              ----------   ----------



TOTAL ASSETS                                                  $  714,901   $  800,691
                                                              ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     2001              2000
                                                                 -----------       ------------
CURRENT LIABILITIES
     Accounts payable                                            $    46,002       $     54,718
     Notes payable, Series B, current maturities                          --              4,321
     Accrued expense:
          Interest                                                     6,161              8,711
          Other                                                       29,140             26,473
                                                                 -----------       ------------

              Total current liabilities                               81,303             94,223

LONG-TERM LIABILITIES
     Notes payable, Series B, less current maturities above           77,672            123,351
                                                                 -----------       ------------

              Total liabilities                                      158,975            217,574
                                                                 -----------       ------------

STOCKHOLDERS' EQUITY
     Capital stock issued and outstanding:
         Prior cumulative preferred stock, $5 par value:
             Series A (liquidation preference $1,275,000 and
                 $1,245,000 respectively)                            500,000            500,000
             Series B (liquidation preference $1,230,000 and
                 $1,200,000 respectively)                            500,000            500,000
         Cumulative preferred stock, $20 par value:
             Series A (liquidation preference $3,029,083 and
                 $2,970,550 respectively)                          1,170,660          1,170,660
             Series B (liquidation preference $493,643 and
                 $484,104 respectively)                              190,780            190,780
         Common stock, $1 par value                                  969,834            969,834
     Paid-in capital in excess of par                              3,134,722          3,134,722
     Accumulated deficit                                          (5,910,070)        (5,882,879)
                                                                 -----------        -----------

              Total stockholders' equity                             555,926        $   583,117
                                                                 -----------        -----------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   714,901        $   800,691
                                                                 ===========        ===========

    These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years Ended June 30, 2001, 2000, and 1999


                                                       2001          2000          1999
                                                    ----------    ----------    ----------
NET SALES                                           $1,981,030    $2,129,785    $2,134,920

COST OF SALES                                        1,587,058     1,665,882     1,677,258
                                                    ----------    ----------    ----------

     Gross Profit                                      393,972       463,903       457,662
                                                    ----------    ----------    ----------

OPERATING EXPENSES
     Selling expenses                                  232,750       218,211       246,592
     General and administrative expenses               197,650       188,660       148,838
                                                    ----------    ----------    ----------

         Total operating expenses                      430,400       406,871       395,430
                                                    ----------    ----------    ----------

         Income (loss) from operations                 (36,428)       57,032        62,232
                                                    ----------    ----------    ----------

OTHER INCOME (EXPENSE)
     Interest income                                     6,922         6,323         6,498
     Miscellaneous income                                1,690           347         1,758
     Interest expense                                   (6,160)       (8,842)      (10,571)
     Other expense                                          --          (173)           --
                                                    ----------    ----------    ----------

         Total other income (expense)                    2,452        (2,345)       (2,315)
                                                    ----------    ----------    ----------

              Income (loss) before income taxes        (33,976)       54,687        59,917

PROVISION FOR INCOME TAXES                              (6,785)       12,403        10,655
                                                    ----------    ----------    ----------

NET INCOME (LOSS)                                      (27,191)       42,284        49,262

     Preferred dividends                              (128,072)     (128,072)     (128,072)
                                                    ----------    ----------    ----------

     Net loss applicable to common stockholders     $ (155,263)   $  (85,788)   $  (78,810)
                                                    ==========    ==========    ==========

(LOSS) PER SHARE OF COMMON STOCK                    $     (.16)   $     (.09)   $     (.09)
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

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended June 30, 2001, 2000, and 1999


                                      Prior Cumulative         Cumulative
                                      Preferred Stock        Preferred Stock
                                     ------------------    --------------------
                                     Series A  Series B     Series A   Series B
                                     --------  --------    ----------  --------

BALANCE (DEFICIT), JUNE 30, 1998     $500,000  $500,000    $1,170,660  $190,780

     Net income                            --        --            --        --
                                     --------  --------    ----------  --------

BALANCE (DEFICIT), JULY 1, 1999       500,000   500,000     1,170,660   190,780

     Net income                            --        --            --        --
                                     --------  --------    ----------  --------

BALANCE (DEFICIT), JUNE 30, 2000      500,000   500,000     1,170,660   190,780

     Net loss                              --        --            --        --
                                     --------  --------    ----------  --------
BALANCE (DEFICIT), JUNE 30, 2001     $500,000  $500,000    $1,170,660  $190,780
                                     ========  ========    ==========  ========



                                    Common      Paid-in       Accumulated
                                    Stock       Capital         Deficit       Total
                                   --------   -----------    ------------   ---------

BALANCE (DEFICIT), JUNE 30, 1998   $969,834   $ 3,134,722      (5,974,425)   $491,571

     Net income                          --            --          49,262      49,262
                                   --------   -----------     -----------    --------

BALANCE (DEFICIT), JULY 1, 1999     969,834     3,134,722      (5,925,163)    540,833

     Net income                          --            --          42,284      42,284
                                   --------   -----------     -----------    --------

BALANCE (DEFICIT), JUNE 30, 2000    969,834     3,134,722      (5,882,879)    583,117

     Net loss                            --            --         (27,191)    (27,191)
                                   -------    -----------     -----------    --------
BALANCE (DEFICIT), JUNE 30, 2001   $969,834   $ 3,134,722     $(5,910,070)   $555,926
                                   ========   ===========     ===========    ========

    These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2001, 2001, and 1999


                                                         2001          2000          1999
                                                      -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Collections from customers                       $ 2,010,278   $ 2,119,123   $ 2,094,487
     Interest received                                      6,922         6,323         6,498
     Other income                                           1,689         1,182         2,042
     Income tax refunds                                        --            --        24,710
     Cost of sales, selling, general and
         administrative expenses paid                  (1,924,698)   (2,075,152)   (2,015,534)
     Interest paid                                         (8,710)      (10,571)      (12,109)
     Income tax paid                                      (11,220)      (12,108)         (800)
                                                      -----------   -----------   -----------

         Net cash provided by operating activities         74,261        28,797        99,294
                                                      -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                  (53,626)      (53,627)      (31,145)
                                                      -----------   -----------   -----------

         Net cash used in investing activities            (53,626)      (53,627)      (31,145)
                                                      -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on notes payable, Series B        (50,000)      (35,000)      (22,633)
                                                      -----------   -----------    ----------

         Net cash used in financing activities            (50,000)      (35,000)      (22,633)
                                                      -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   (29,365)      (59,830)       45,516

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                      146,779       206,609       161,093
                                                      -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                $   117,414   $   146,779   $   206,609
                                                      ===========   ===========   ===========



                                                                    2001         2000        1999
                                                                  --------     --------    --------
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES

    Net income (loss)                                             $(27,191)    $ 42,284    $ 49,262

    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation                                                 48,069       52,211      55,813
       Loss on disposal of equipment                                    --          835         284
       Provision for doubtful accounts                               2,225       20,603      (4,012)
       Effects of changes in operating assets and liabilities:
          Trade receivable                                          26,299      (10,662)    (40,433)
          Other receivable                                           3,239       (3,239)         --
          Income tax receivable                                     (7,054)          --      24,710
          Inventories                                               46,980      (67,032)     11,256
          Prepaid expense                                              354          509          80
          Prepaid income taxes                                     (10,063)      (1,158)      1,000
          Accounts payable                                          (8,716)       6,335     (10,811)
          Income taxes payable                                          --       (8,855)      8,855
          Accrued liabilities                                          119       (3,034)      3,290
                                                                  --------     --------    --------

NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                           $ 74,261     $ 28,797    $ 99,294
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


REVENUE RECOGNITION

The Company recognizes revenues as product is shipped to the customers. Net sales are comprised of the total sales billed during the period less the estimated returns, customer allowances, freight paid on these shipped goods, and customer discounts.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairement to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

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

NOTE 1--NOTES PAYABLE, SERIES B (CONTINUED)

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

NOTE 2--"SURPLUS NET EARNINGS" AND SINKING FUND REQUIREMENTS

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

NOTE 3--COMMITMENTS

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


NOTE 4--CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2001 and 2000 is as follows:


                                                                                                Shares
                                                                                   ---------------------------------
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

NOTE 4--CAPITAL STOCK (CONTINUED)

Cumulative Preferred Stock dividends in arrears at June 30, 2001 and 2000, totaled $6,027,726 and $5,899,654, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30:

                                            2001             2000
                                            ----             ----
6% Convertible
     Series A                                $12              $12
     Series B                                 12               12

5% Convertible
     Series A                                 51               50
     Series B                                 51               50

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

NOTE 5--PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following as of June 30:

                                                    2001       2000        1999
                                                  ---------  --------    --------
Federal income tax                                $(4,898)   $ 9,213     $ 7,551
State income tax                                   (1,887)     3,190       3,104
                                                  -------    -------     -------
     Total provision for income taxes             $(6,785)   $12,403     $10,655
                                                  =======    =======     =======

The Company's provision for income taxes differs from the tax that would result from applying statutory federal and state income tax rates primarily because of nondeductible expenses.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--LOSS PER SHARE

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

NOTE 7--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 8--CONCENTRATION OF CREDIT RISK

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

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         (a) Directors

                Name                Age         Periods of Service as Director           Terms
          ---------------         ---------     ------------------------------     ---------------
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

          See Item 10(b) for offices held by Barry M. Yantis and Brian A.
          Yantis.

          (b)   Executive Officers
                ------------------

                                                                   Years of
                                                                  Service as
                  Name             Age         Position           an Officer                  Term
          --------------------  -------  --------------------  ---------------   -----------------------------
          Barry M. Yantis          56       President and              21          Until successor elected
                                              Treasurer

          Brian A. Yantis          55       Vice-President             10          Until successor elected
                                            and Secretary

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

              Not applicable

ITEM 11--EXECUTIVE COMPENSATION
         ----------------------

         (a) General
             -------

             Executive officers are compensated for their services as set forth in the Summary Compensation Table. These salaries are approved yearly by the Board of Directors.

         (b)

                                                   Summary Compensation Table

                                                                               Long Term Compensation
                                                                           -----------------------------
                                                Annual Compensation                Awards        Payouts
                                         --------------------------------- --------------------- -------
                                                                  Other    Restricted
              Name and        Fiscal                             Annual       Stock     Option/    LTIP    All other
         Principal Position  Year End      Salary     Bonus   Compensation  Award (s)   SARs (#) Payouts Compensation
         ------------------ -----------  ---------  --------- ------------ ----------  --------- ------- --------------
         Barry M. Yantis    1) 06-30-01  $115,800   $10,000     $2,240        --           --       --         --
         Barry M. Yantis    1) 06-30-00  $112,800   $10,000     $2,240        --           --       --         --
         Barry M. Yantis    1) 06-30-99  $112,950   $ 8,000     $2,240        --           --       --         --
         Barry M. Yantis    1) 06-30-98  $100,000   $15,750     $2,240        --           --       --         --

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

         ----------------------

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

                                   (Continued)

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

                                                                                       Amounts
                                                                                         and
                                                                                       Nature
                                                                                         of
                                                                                     Beneficial
                         Title of Class                   Name and Address            Ownership       % of Class
               ---------------------------------     --------------------------    -------------     -------------
          (a)  Security ownership of certain beneficial owners

               Common; par value $1 per share        Barry Yantis                    194,385 (1)         16.8%(2)
                                                     5605 Osage Drive
                                                     St. Joseph, Mo.
                                                     64503

                                                     Brian Yantis                     97,192 (1)          8.4%(2)
                                                     1210 E. Clarendon
                                                     Arlington Heights, IL.
                                                     60004

          (b)  Security ownership of management

               Common; par value $1 per share        All directors and officers      110,856             11.4%
                                                     as a group

               Prior Cumulative Preferred,           All directors and officers       21,533             21.5%
               $5 par value:  Series A,              as a group
               6% convertible

               Prior Cumulative Preferred            All directors and officers       21,533             21.5%
               $5 par value:  Series B,              as a group
               6% convertible

               Cumulative Preferred, $20 par         All directors and officers        3,017              5.2%
               value:  Series A, $5 convertible      as a group


                                                                                       Amounts
                                                                                         and
                                                                                       Nature
                                                                                         of
                                                                                     Beneficial
                         Title of Class                   Name and Address            Ownership       % of Class
               ---------------------------------     --------------------------    -------------     -------------
               Cumulative Preferred, $20 par         All directors and officers          630           6.6%
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

                                   (Continued)

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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

             Not applicable

        (c)  Indebtedness of management
             --------------------------

             Not applicable

        (d)  Transactions with promoters
             ---------------------------

             Not applicable


                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

         (a) Documents filed as part of the Form 10-K
             ----------------------------------------

             (1) The following are included in Part II of this report:

                                                                                Page Number
                                                                                -----------
                 Independent Auditor's Report                                      12
                 Consolidated Balance Sheets - June 30, 2001 and 2000              13-14
                 Consolidated Statements of Operations for the years
                   ended June 30, 2001, 2000, and 1999                             15
                 Consolidated Statements of Stockholders' Equity for
                   the years ended June 30, 2001, 2000, and 1999                   16
                 Consolidated Statements of Cash Flows for the years
                   ended June 30, 2001, 2000, and 1999                             17-18
                 Summary of Significant Accounting Policies                        19-20
                 Notes to Consolidated Financial Statements                        21-25

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

                                                                     SCHEDULE II

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                          June 30, 2001, 2000, and 1999

               Column A                      Column B            Column C Additions           Column D          Column E
--------------------------------------  ------------------  ----------------------------  -------------   -----------------
                                            Balance at               Charged to                                  Balance
                                             Beginning                  Costs                                    at end
              Description                    of Period              and Expenses          Deductions *          of Period
--------------------------------------  ------------------  ----------------------------  -------------   -----------------
Valuation accounts deducted from
  assets to which they apply for
  doubtful accounts receivable:
    June 30, 2001                             $11,393                  $ 2,225                   $ 2,949         $10,669
    June 30, 2000                              11,516                   20,603                    20,726          11,393
    June 30, 1999                              11,604                   (4,012)                    3,924          11,516


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

                                    CHASE GENERAL CORPORATION

                                    (Registrant)

Date:       4-24-02              By: /s/ Barry M. Yantis
     --------------------           --------------------------------------------
                                    Barry M. Yantis, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

                             President, Treasurer (Principal Executive
                             Officer and Chief Financial and Accounting
/s/ Barry M. Yantis          Officer) and Director                            4-24-02
----------------------------                                               -------------
Barry M. Yantis                                                                Date


/s/ Brian A. Yantis          Vice-President, Secretary and Director           4-24-02
----------------------------                                               -------------
Brian A. Yantis                                                                Date


Chase General Corporation
March 29, 2002
page 2

Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2001
------------------------------------------------------------------

Financial Statements
--------------------

Consolidated Statements of Operations
-------------------------------------

1. Revise your statements of operations to include a presentation of income applicable to common stock. Refer to SAB Topic 6-B.1.

Summary of Significant Accounting Policies, page 19
---------------------------------------------------

2. Revise this section to disclose your accounting policies for the following:

   . Revenue recognition. Refer to SAB Topic 13-B, question 1.

   . Impairment of long-lived assets. Refer to SFAS 121.

Note 1, Notes Payable, Series B, page 21
----------------------------------------

3. We note that you have classified the entire remaining balance of the Series B notes payable as a long-term liability as of the June 30, 2001. Supplementally, explain to us your basis for this presentation. As part of your response, tell us the amount of any principal payments you were required to make or intended to make within the following 12 months. Additionally, explain how your presentation is consistent with ARB 43, Chapter 3, paragraphs 7 and 8. Please note that this comment also applies to the presentation in your reports on Form 10-Q for the periods ended September 30, 2001 and December 31, 2001.

Closing Comments
----------------

   As appropriate, please amend your Form 10-K and respond to these comments within 10 business days or tell us when you will provide us with a response. You may wish to provide us with marked copies of the amendment to expediture our review. Please furnish a cover letter with your amendment that keys your responses to our comments and provides any requested supplemental information. Detailed cover letters greatly facilitate our review. Please file your cover letter on EDGAR. Please understand that we may have additional comments after reviewing your amendment and responses to our comments.