Form 10-Q
period 2002-03-31
CHASE GENERAL CORP
filed 2002-05-14
CIK 15357

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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

Yes [X] No [ ]

As of April 30, 2002 there were 969,834 shares outstanding of the Registrant's ($1.00 par value) common stock.

                            CHASE GENERAL CORPORATION

                                      Index

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Consolidated Condensed Balance Sheets - March 31, 2002
           (Unaudited) and June 30, 2001 ................................   3

       Consolidated Condensed Statements of Operations -
           Three months ended March 31, 2002 and 2001 (Unaudited) .......   5

       Consolidated Condensed Statements of Operations -
           Nine months ended March 31, 2002 and 2001 (Unaudited) ........   6

       Consolidated Condensed Statements of Cash Flows -
           Nine months ended March 31, 2002 and 2001 (Unaudited) ........   7

       Notes to Consolidated Condensed Financial Statements .............   8

   Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................   9

PART II - OTHER INFORMATION

   Item 3.  Defaults Upon Senior Securities .............................  11

   Item 4.  Submission of matters to a vote of security holders .........  11

   Item 6.  Exhibits and Reports on Form 8-K ............................  11

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 2002 and June 30, 2001

                                   (Unaudited)

                                     ASSETS

                                                                                      March 31,        June 30,
                                                                                        2002             2001
                                                                                      ---------        --------
     CURRENT ASSETS
     Cash                                                                             $  238,856      $  117,114
     Trade receivables, net of allowance                                                 103,756         100,494
     Other receivables                                                                     7,053           7,053
     Inventories:
         Finished goods                                                                   19,283          73,138
         Goods in process                                                                  6,218           1,943
         Raw materials                                                                    61,802          80,592
         Packaging materials                                                              64,003          64,536
     Prepaid expense                                                                       8,587          34,606
     Prepaid income taxes                                                                     --          11,220
                                                                                      ----------      ----------
         Total current assets                                                            509,558         490,696
                                                                                      ----------      ----------

PROPERTY AND EQUIPMENT - AT COST                                                       1,121,853       1,117,639
     Less accumulated depreciation                                                       926,358         893,434
                                                                                      ----------      ----------
         Total property and equipment                                                    195,495         224,205
                                                                                      ----------      ----------
TOTAL ASSETS                                                                          $  705,053      $  714,901
                                                                                      ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                      March 31,        June 30,
                                                                                        2002             2001
                                                                                      ---------        --------
CURRENT LIABILITIES
     Accounts payable                                                                 $    29,284      $    46,002
     Accrued expense                                                                       38,576           35,301
     Notes payable, Series B, current maturities                                           51,010               --
                                                                                      -----------      -----------
         Total current liabilities                                                        118,870           81,303

LONG-TERM LIABILITIES
     Notes payable, Series B, less current maturities above                                    --           77,672
                                                                                      -----------      -----------
         Total liabilities                                                                118,870          158,975
                                                                                      -----------      -----------

STOCKHOLDERS' EQUITY
     Capital stock issued and outstanding:
         Prior cumulative preferred stock, $5 par value:
              Series A (liquidation preference $1,297,500
                  and $1,275,000 respectively)                                            500,000          500,000
              Series B (liquidation preference $1,252,500
                  and $1,230,000 respectively)                                            500,000          500,000
         Cumulative preferred stock, $20 par value
              Series A (liquidation preference $3,072,982
                  and $3,029,083 respectively)                                          1,170,660        1,170,660
              Series B (liquidation preference $500,798
                  and $493,643 respectively)                                              190,780          190,780
         Common stock, $1 par value                                                       969,834          969,834
     Paid-in capital in excess of par                                                   3,134,722        3,134,722
     Retained earnings (deficit)                                                       (5,879,813)      (5,910,070)
                                                                                      -----------      -----------
         Total stockholders' equity                                                       586,183          555,926
                                                                                      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   705,053      $   714,901
                                                                                      ===========      ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                          --------------------
                                                                                          2002            2001
                                                                                          ----            ----

NET SALES                                                                               $240,665       $ 217,524

COST OF SALES                                                                            237,317         237,980
                                                                                        --------       ---------
     Gross profit (loss) on sales                                                          3,348         (20,456)
                                                                                        --------       ----------
OPERATING EXPENSES

     Selling expense                                                                      48,401          49,119
     General and administrative expense                                                   53,567          51,613
                                                                                        --------       ---------
         Total operating expenses                                                        101,968         100,732
                                                                                        --------       ---------
              Net loss from operations                                                   (98,620)       (121,188)

OTHER INCOME (EXPENSE)                                                                      (501)         (1,411)
                                                                                        --------       ---------
              Net loss before income taxes                                               (99,121)       (122,599)

CREDIT FOR INCOME TAXES                                                                  (33,689)        (41,943)
                                                                                        --------       ---------
NET LOSS                                                                                 (65,432)        (80,656)

     Preferred dividends                                                                  32,018          32,018
                                                                                        --------       ---------
              Net loss applicable to common shareholders                                $(97,450)      $(112,674)
                                                                                        ========       =========
LOSS PER SHARE OF COMMON STOCK                                                          $   (.10)      $    (.12)
                                                                                        ========       =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                      March 31
                                                                                                  -----------------
                                                                                              2002            2001
                                                                                              ----            ----

NET SALES                                                                                 $1,532,114       $1,711,307

COST OF SALES                                                                              1,147,340        1,333,944
                                                                                          ----------       ----------
     Gross profit on sales                                                                   384,774          377,363
                                                                                          ----------       ----------
OPERATING EXPENSES

     Selling expense                                                                         187,569          194,840
     General and administrative expense                                                      157,749          148,084
                                                                                          ----------       ----------
         Total operating expenses                                                            345,318          342,924
                                                                                          ----------       ----------
              Net income from operations                                                      39,456           34,439

OTHER INCOME (EXPENSE)                                                                        (1,664)          (4,007)
                                                                                          ----------       ----------

              Net income before income taxes                                                  37,792           30,432

PROVISION FOR INCOME TAXES                                                                     7,535            6,068
                                                                                          ----------       ----------
NET INCOME                                                                                    30,257           24,364

     Preferred dividends                                                                      96,054           96,054
                                                                                          ----------       ----------
              Net loss applicable to common shareholders                                  $  (65,797)      $  (71,690)
                                                                                          ==========       ==========

LOSS PER SHARE OF COMMON STOCK                                                            $     (.07)      $     (.07)
                                                                                          ============     ==========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                   March 31
                                                                             --------------------
                                                                             2002            2001
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $    30,257    $    24,364
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                         32,925         32,082
         Provision for bad debts                                                4,815          4,815
         Effects of changes in operating assets and liabilities:
              Accounts receivables                                             (8,077)        25,800
              Accounts payable                                                (16,718)         1,621
              Inventories                                                      68,903         90,112
              Prepaid expense                                                  26,019          9,044
              Prepaid income taxes                                             11,220             --
              Accrued expense                                                   3,275         (5,463)
                                                                          -----------    -----------
                  Net cash provided by operating activities                   152,619        182,375
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                       (4,215)       (53,925)
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term debt                                     (26,662)       (50,000)
                                                                          -----------    -----------
NET INCREASE IN CASH                                                          121,742         78,450

CASH, BEGINNING OF PERIOD                                                     117,114        146,779
                                                                          -----------    -----------
CASH, END OF PERIOD                                                       $   238,856    $   225,229
                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURES
     Interest paid                                                        $     6,161    $     8,710
                                                                          ===========    ===========
     Income taxes paid                                                    $        --    $     7,525
                                                                          ===========    ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of Chase General Corporation as of March 31, 2002 and June 30, 2001 and the results of its operations for the nine months and three months ended March 31, 2002 and 2001, and its cash flows for the nine months ended March 31, 2002 and 2001.

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

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 2001 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the nine months ended March 31, 2002.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The earnings (loss) per share was computed on the weighted average of outstanding common shares as follows:

                                                                   Nine Months Ended         Three Months Ended
                                                                       March  31                       March 31
                                                              -----------------------        -----------------------
                                                                 2002          2001            2002           2001
                                                                 ----          ----            ----           ----

Net income (loss)                                              $ 30,257      $ 24,364       $(65,432)      $ (80,656)
                                                               --------      --------       --------       ---------
Preferred dividend requirements:
     6% Prior Cumulative Preferred, $5 par value                 45,000        45,000         15,000          15,000
     5% Convertible Cumulative Preferred,
         $20 par value                                           51,054        51,054         17,018          17,018
                                                               --------      --------       --------       ---------

         Total dividend requirements                             96,054        96,054         32,018          32,018
                                                               --------      --------       --------       ---------

              Net loss applicable to common
                shareholders                                   $(65,797)     $(71,690)      $(97,450)      $(112,674)
                                                               ========      ========       ========       =========

         Weighted average of outstanding
              common shares                                     969,834       969,834        969,834         969,834
                                                               ========      ========       ========       =========

              Loss per share                                   $   (.07)     $   (.07)      $   (.10)      $    (.12)
                                                               ========      ========       ========       =========

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001
------------------------------------------

Sales:

The Company's net sales of $240,665 for period ended March 31, 2002 increased 11% over net sales of $217,524 for the three months ended March 31, 2001. This three month period is normally the Company's slowest season. The Company gained net sales due to a major customer increasing distribution sites of the mini mash bar.

Expenses:

Selling expenses decreased 1.46% compared to selling expenses for the three months ended March 31, 2001. General and administrative expenses increased 3.78% compared to these expenses for the three months ended March 31, 2001, as a result of website maintenance costs and increased health insurance premiums.

Nine Months ended March 31, 2002 and 2001
-----------------------------------------

Sales:

The Company had no unusual transactions for the nine months ended March 31, 2002. The Company realized a gross profit margin of 25.11% for the nine months ended March 31, 2002 as compared to 22.05% for the same period ended a year ago. Consolidated net sales for the nine months ended March 31, 2001 of $1,5352,114, $1,532,114 were 10% below the $1,711,307 in 2001's first nine months. The improved gross profit was due to lower labor costs, equipment repairs and utilities. The loss in net sales was due to less repeat sales from one customer who closed several retail outlets in Chase's territory.

Expenses:

Selling, general and administrative expenses were 22.5% of sales in the nine month period ended March 31, 2002 compared to 20% in the first nine months of 2001. Additional costs for a computer consultant maintaining the Company's website and health insurance premiums caused the increase in administrative costs for 2002.

Inventories at March 31, 2002 were $68,900 lower than at June 30, 2001 due to the Company being in its slower business cycle. In addition, accounts payable and prepaid expenses were reduced $54,000 during this period.

                                     ITEM 2

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company has no commitments for capitalized expenditures. Cash increased $121,700 during the current nine month period as a result of completing the busy season and controlling overhead.

                           PART II. OTHER INFORMATION

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

Item 3. DEFAULTS UPON SENIOR SECURITIES

     a. None

     b. The total cumulative preferred stock dividends contingency at March 31, 2002 is $6,123,780.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The annual meeting of shareholders scheduled for January 14, 2002 was not held due to the lack of receiving the required number of proxies to hold the meeting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits - None required

     b. Reports on Form 8-K: There were no reports on Form 8-K filed during January, February, and March, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHASE GENERAL CORPORATION
                            -------------------------
                                   Registrant



5-14-02                                /s/ Barry M. Yantis
--------------------                   --------------------------------
Date                                   Barry M. Yantis
                                       President and Chief Financial Officer