Form 10-K
period 2002-06-30
CHASE GENERAL CORP
filed 2002-09-27
CIK 15357

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 2002

Commission File Number 2-5916

                            CHASE GENERAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Missouri                                     36-2667734
---------------------------------               -----------------------------
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
                                          x   Yes                No
                                        -----              -----

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

Indicate the number of shares outstanding of each of the registrants' classes of common stock as of the latest practicable date: 969,834 (one class with $1 par
                                                -------
value) as of September 5, 2002.

Location in this filing where exhibit index is located: 30
                                                        --
Total number of pages included in this filing: 38
                                               --

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

                 Chase Candy Division of Dye Candy Company produces a candy bar under the trade name of "Cherry Mash". The bar is distributed in four case sizes:

                 (1) 60 count pack
                 (2) 12 boxes of 24 bars per box
                 (3) 200 count shipper box
                 (4) 96 count shipper box

                 In addition to the regular size bar, a "mini-mash" is distributed in four case sizes:

                 (1) 24 - 12 oz. bags
                 (2) 6 jars - 60 bars per jar
                 (3) 23 # wrapped bars
                 (4) 22 # unwrapped bars

                 The bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, and vendors. "Cherry Mash" bars are marketed in the Midwest region of the United States. For the years ended June 30, 2002, 2001, and 2000, this division accounted for 62%, 57%, and 61%, respectively, of the consolidated revenue of Dye Candy Company.

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

                 The Poe line is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2002, 2001, and 2000, this division accounted for 38%, 43%, and 39%, respectively, of the consolidated revenue of Dye Candy Company. The Company discontinued the coconut cubes during the year ended June 30, 2000.

            (ii) Not applicable.

           (iii) Raw materials and packaging materials are produced on a national basis with products coming from most of the states of the United States. Raw materials and packaging materials are generally widely available, depending, of course, on common market influences.

                                   (Continued)

            (iv) The largest single revenue producing product, the "Cherry Mash"
                 bar, is protected by a trademark registered with the United States Government Patents Office. Management considers this trademark very important to the Company. The trademark was renewed during the fiscal year ended June 30, 1985. This trademark expires in the year 2003. Management and its legal representatives do not expect any impediment to renewing this trademark prior to its expiration.

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

           (vii) For the years ending June 30, 2002, 2001, and 2000, Associated Wholesale Grocers, accounted for 20.43%, 25.64%, and 20.01% of gross sales, respectively. For the years ending June 30, 2002, 2001, and 2000, Wal-Mart and its affiliates accounted for 16.12%, 28.54%, and 20.08% of gross sales, respectively. The loss of Associated Wholesale Grocers would not have an adverse effect on the Company as the customer purchases and distributes to retail outlets and these outlets would continue to demand products offered by Dye Candy Company. However, due to the affiliation certain outlets have with Wal-Mart, a loss of this customer would reduce gross sales. The Company continues to seek additional markets for its products.

          (viii) Prompt, efficient service are traits demanded in the confectionery industry, which results in a continual low volume of back-orders. Therefore, at no time during the year does the Company have a significant amount of back-orders.

            (ix) Not applicable.

                                   (Continued)

            (x) The confectionery market for the type of product produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery (candy) industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Bradley Candy Company, Crown Candy Company, Vermico Candy Company, and the Poe Division of Dye Candy Company with approximately 70% of the market share among them. In the United States, Sophie Mae and Old Dominion have approximately 80% of the market share of the peanut candy business in which the Poe Division operates. Dye Candy Company sells approximately 90% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Dye Candy Company's market share in the coconut industry approximates 15% to 20% annually. This does not vary significantly from year to year. Principal methods of competition the Company uses include quality of product, price, reduced transportation costs due to central location, and service. The Company's competitive position is positively influenced by labor costs being lower than industry average. Chase General Corporation is firmly established in the confectionery market and through its operating divisions has many years' experience associated with its name.

            (xi)    Not applicable.

            (xii) To the best of management's knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard.

            (xiii) The Company employs approximately 20 full time personnel year round. This expands to approximately 50 full time personnel during the two busy production seasons in spring and fall.

       (d) Foreign and domestic operations and export sales

           The Company has no foreign operations or export sales. In addition, all domestic sales are primarily in the Midwest region of the United States.

ITEM 2 PROPERTIES

       The registrant operates out of two buildings consisting of the following:

       Chase and Poe Warehouse - This building located in St. Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facilities are currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse consists of a sixty-nine year old building which is in fair condition and is adequate to meet present requirements. The warehouse has approximately 15,000 square feet and it is not encumbered.

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

ITEM 3 LEGAL PROCEEDINGS

       The Company is not, and has not been, a party in any material pending legal proceedings, other than ordinary litigation incidental to its business, during the fiscal year ended June 30, 2002, nor are any such proceedings contemplated.

ITEM 4 RESULTS OF VOTES OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended June 30, 2002.

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

ITEM 6 SELECTED FINANCIAL DATA

       (a)  Last five years

                                                  6-30-2002      06-30-2001      06-30-2000     06-30-1999   06-30-1998
                                                  ---------      ----------      ----------     ----------   ----------
       (i)   Net sales or operating revenue      $ 1,843,484    $ 1,981,030     $ 2,129,785    $ 2,134,920   $2,113,777

       (ii)  Income (loss) from continuing
             operations                          $     1,390    $   (27,191)    $    42,284    $    49,262   $  (33,502)

       (iii) Income (loss) from continuing
               operations per common share *     $      (.13)   $      (.16)    $      (.09)   $      (.09)  $     (.17)

       (iv)  Total assets                        $   711,416    $   714,901     $   800,691    $   798,961   $  770,998

       (v)   Long-term debt                      $    51,010    $    77,672     $   127,672    $   162,672   $  185,305

       (vi)  Cash dividend declared
               per common share                  $        --    $        --     $        --    $        --   $       --

       (b) No additional years are necessary to keep the summary from being misleading.


* Refer to Note 6, "Notes to Financial Statements" for computation of income
(loss) from continuing operations per common share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

       (a & b) Liquidity and capital resources

            Positive cash flows from operating activities were generated for fiscal years ended June 30, 2002, 2001, and 2000 in the amounts of $126,472, $74,261, and $28,797, respectively.

            At various times during the years, and in anticipation of heavier cash demands due to seasonal production, plant improvements, and/or major promotional programs, it is the Company's practice to invest in short term U.S. Treasury obligations or financial institution certificates of deposit. At June 30, 2002, 2001, and 2000 the Company had $100,000, $50,000, and $100,000, respectively, invested in short term certificates of deposit to meet the 2002, 2001, and 2000 fall production season.

            The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated adjustments to inventory levels are made accordingly. Raw materials decreased approximately $57,000 from June 30, 2001 to June 30, 2002. Raw materials increased approximately $27,000 from June 30, 2000 to June 30, 2001. Raw materials at June 30, 2000 were comparable to prior year. Purchase commitments at June 30, 2002 were approximately $101,000 higher than at June 30, 2001. This increase was due to approximately $49,000 in peanut contracts over prior year, approximately $16,000 increase in coconut commitments, and approximately $36,000 additional purchase commitments of chocolate over prior year. The Company watches markets for these commodities and purchases are made accordingly.

            Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Packaging materials were comparable from June 30, 2001 to June 30, 2002. Packaging inventory decreased approximately $59,000 from June 30, 2000 to June 30, 2001. The decrease was due to the higher than normal purchase in 2000. These inventory items were purchased during the year ending June 30, 2000 to replenish inventory used in the current and prior years production. These items were purchased in quantities large enough to fulfill the Company's packaging needs for several seasons.

            Finished goods inventory did not significantly change from June 30, 2001 to June 30, 2002. The slight increase was due to timing of customer purchases of the Cherry Mash products.

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

                                   (Continued)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the past three years. The Company also continues to replace old equipment on a yearly basis in order to streamline operations. However, due to cash flow needs in other areas, the Company has not been able to update the equipment at any significant level. Expenditures of $13,574 were made during the year ended June 30, 2000 to upgrade existing production equipment, in addition to $40,053 of expenditures made to update transportation and office equipment. Expenditures of $53,626 were made to upgrade and replace transportation and office equipment during the year ended June 30, 2001. Expenditures of $3,637 were made during the year ended June 30, 2002 to upgrade existing production equipment. In addition, $24,759 was expended to update transportation and office equipment. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers in the next several years with no set target date.

          For the past nine years, the Company has not been indebted except for the series B notes. Of the outstanding amount at June 30, 2001, $77,672 is classified long-term and $-0- is classified as current. On December 20, 1995, the Company received approval to extend the notes to December 20, 2002 at the current 6% rate of interest, with the agreement that this will be the final note extension. Of the outstanding amount at June 30, 2002, $51,010 is classified as current and $-0- is classified as long-term. Realizing that the minimum yearly principal payment required by the note indenture will not satisfy the notes on December 20, 2002, the Company has accelerated the principal payments on the notes during the past four fiscal years. It is anticipated that acceleration of principal payments will continue as cash flow has been adequate for operations and equipment replacement and the balance is expected to be paid by December 20, 2002.

          The Company's lease on its manufacturing facility expired March 31, 1995. The lease was renewed effective April 1, 1995 for a period of 10 years at $2,955 per month.

          During the year ended June 30, 2001, net sales decreased 7% from June 30, 2000 through June 30, 2001. The decrease was due to promotions with customers in the prior year which were discontinued. Additionally, in the prior year receivables from certain customers were written off. The Company did not do business with these customers in the current year. Cost of sales decreased by 5% from June 30, 2000 through June 30, 2001 due to the decrease in net sales.

          Operating expenses increased by 5.8% from June 30, 2000 through June 30, 2001. This increase was due to increased selling expenses. Selling expenses increased from the prior year by $15,252 due to commissions and bonuses given to employees during the year. While most general and administration expenses remained constant, insurance expense increased by $9,265 as rates for general and liability insurance continues to go up. The Company was aggressive in their collection efforts and write offs decreased by $17,865 from June 30, 2000 through June 30, 2001. The aging of accounts receivable is reviewed on a regular basis and accounts which become overdue are pursued for collection.

                                   (Continued)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          During the year ended June 30, 2002, net sales decreased 7% from June 30, 2001 through June 30, 2002. The decrease was due to fewer sales to customers as these customers' number of operating facilities continued to decrease. In addition, sales decreased due to the uncertainty of the economy and terrorism activities on 9/11. Cost of sales decreased 12% from June 30, 2001 through June 30, 2002 due to the decrease in net sales, as well as, more efficient production, and a reduction in payroll due to fewer employees needed for the operation of the company facilities.

          Operating expenses increased by 5% from June 30, 2001 through June 30, 2002. This increase was due to increased selling expenses. Selling expenses increased from the prior year by $13,889 due to promotions, bill backs, etc. as the Company continued to attempt to expand its business. While most general and administration expenses remained constant, insurance expense increased by $5,860 as rates for general and liability insurance continues to go up. The Company continued to be aggressive in their collection efforts. The aging of accounts receivable is reviewed on a regular basis and accounts which become overdue are pursued for collection.

          Under the leadership of the CEO and his sales staff, the Company has stabilized its customer base. Certainly some customers were lost during 2002, but the Company is working to replace those customers. The Company continues to look for new markets but only when the addition of a new market is profitable.

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

                                   (Continued)

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable. Refer to Note 7, "Notes to Financial Statements" for fair value of financial instruments as of June 30, 2002.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Financial statements meeting the requirements of Regulation S-X are contained on pages 13 through 25 of the filing.

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

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Chase General Corporation
St. Joseph, Missouri

We have audited the accompanying consolidated balance sheets of Chase General Corporation and subsidiary as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase General Corporation and subsidiary as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/ Clifton Gunderson LLP


Clifton Gunderson LLP
St. Joseph, Missouri
August 22, 2002

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2002 and 2001

                                     ASSETS

                                                                  2002         2001
                                                               ----------   ----------
CURRENT ASSETS
   Cash and cash equivalents                                   $  188,528   $  117,114
   Receivables:
       Trade, less allowance for doubtful
       accounts of $9,834 in 2002 and $10,669 in 2001             121,918      100,494
       Income tax receivables                                       7,053        7,053
   Inventories:
       Finished goods                                              79,382       73,138
       Goods in process                                             2,557        1,943
       Raw materials                                               23,377       80,592
       Packaging materials                                         60,635       64,536
   Prepaid expense                                                 22,110       34,606
   Prepaid income taxes                                             1,316       11,220
                                                               ----------   ----------

          Total current assets                                    506,876      490,696
                                                               ----------   ----------

PROPERTY AND EQUIPMENT
   Land                                                            35,000       35,000
   Buildings                                                       85,738       85,738
   Machinery and equipment                                        680,995      677,358
   Trucks and autos                                               172,709      148,527
   Office equipment                                                50,237       49,660
   Leasehold improvements                                         121,356      121,356
                                                               ----------   ----------
       Total, at cost                                           1,146,035    1,117,639
   Less accumulated depreciation                                  941,495      893,434
                                                               ----------   ----------

          Total property and equipment                            204,540      224,205
                                                               ----------   ----------


TOTAL ASSETS                                                   $  711,416   $  714,901
                                                               ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     2002           2001
                                                                 -----------    -----------
CURRENT LIABILITIES
   Accounts payable                                              $    66,600    $    46,002
   Notes payable, Series B, current maturities                        51,010             --
   Accrued expense:
      Interest                                                         3,862          6,161
      Other                                                           32,628         29,140
                                                                 -----------    -----------
          Total current liabilities                                  154,100         81,303

LONG-TERM LIABILITIES
     Notes payable, Series B, less current maturities above               --         77,672
                                                                 -----------    -----------

          Total liabilities                                          154,100        158,975
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY
   Capital stock issued and outstanding:
      Prior cumulative preferred stock, $5 par value:
          Series A (liquidation preference $1,305,000 and
             $1,275,000 respectively)                                500,000        500,000
          Series B (liquidation preference $1,260,000 and
             $1,230,000 respectively)                                500,000        500,000
      Cumulative preferred stock, $20 par value:
          Series A (liquidation preference $3,087,616 and
             $3,029,083 respectively)                              1,170,660      1,170,660
          Series B (liquidation preference $503,182 and
             $493,643 respectively)                                  190,780        190,780
      Common stock, $1 par value                                     969,834        969,834
   Paid-in capital in excess of par                                3,134,722      3,134,722
   Accumulated deficit                                            (5,908,680)    (5,910,070)
                                                                 -----------    -----------

          Total stockholders' equity                                 557,316        555,926
                                                                 -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   711,416    $   714,901
                                                                 ===========    ===========

    These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years Ended June 30, 2002, 2001, and 2000

                                                                      2002                2001               2000
                                                                ----------------    ---------------     ---------------
NET SALES                                                       $      1,843,484    $     1,981,030     $     2,129,785

COST OF SALES                                                          1,389,708          1,587,058           1,665,882
                                                                ----------------    ---------------     ---------------

     Gross Profit                                                        453,776            393,972             463,903
                                                                ----------------    ---------------     ---------------

OPERATING EXPENSES
     Selling expenses                                                    246,639            232,750             218,211
     General and administrative expenses                                 204,833            197,650             188,660
                                                                ----------------    ---------------     ---------------

         Total operating expenses                                        451,472            430,400             406,871
                                                                ----------------    ---------------     ---------------

         Income (loss) from operations                                     2,304            (36,428)             57,032
                                                                ----------------    ---------------     ---------------

OTHER INCOME (EXPENSE)
     Interest income                                                       2,405              6,922               6,323
     Miscellaneous income                                                  1,726              1,690                 347
     Interest expense                                                     (3,861)            (6,160)             (8,842)
     Other expense                                                            --                 --                (173)
                                                                ----------------    ---------------     ---------------

         Total other income (expense)                                        270              2,452              (2,345)
                                                                ----------------    ---------------     ---------------

              Income (loss) before income taxes                            2,574            (33,976)             54,687

PROVISION (CREDIT) FOR INCOME TAXES                                        1,184             (6,785)             12,403
                                                                ----------------    ---------------     ---------------

NET INCOME (LOSS)                                                          1,390            (27,191)             42,284

     Preferred dividends                                                (128,072)          (128,072)           (128,072)
                                                                ----------------    ---------------     ---------------

     Net loss applicable to common stockholders                 $       (126,682)   $      (155,263)    $       (85,788)
                                                                ================    ===============     ===============

(LOSS) PER SHARE OF COMMON STOCK                                $           (.13)   $          (.16)    $          (.09)
                                                                ================    ===============     ===============

    These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended June 30, 2002, 2001, and 2000

                                                 Prior Cumulative                      Cumulative                   Common
                                                  Preferred Stock                    Preferred Stock                 Stock
                                          -------------------------------     -----------------------------      ------------
                                            Series A          Series B          Series A         Series B
                                          ------------      -------------     ------------     ------------
BALANCE (DEFICIT), JULY 1, 1999           $    500,000      $    500,000      $  1,170,660     $    190,780      $    969,834

     Net income                                     --                 --               --               --                --
                                          ------------      -------------     ------------     ------------      ------------

BALANCE (DEFICIT), JUNE 30, 2000               500,000            500,000        1,170,660          190,780           969,834

     Net loss                                       --                 --               --               --                --
                                          ------------      -------------     ------------     ------------      ------------
BALANCE (DEFICIT), JUNE 30, 2001               500,000            500,000        1,170,660          190,780           969,834

     Net income                                     --                 --               --               --                --
                                          ------------      -------------     ------------     ------------      ------------

BALANCE (DEFICIT), JUNE 30, 2002          $    500,000      $     500,000     $  1,170,660     $    190,780      $    969,834
                                          ============      =============     ============     ============      ============


                                             Paid-in         Accumulated
                                             Capital           Deficit           Total
                                          ------------      -------------     ------------
BALANCE (DEFICIT), JULY 1, 1999           $  3,134,722      $  (5,925,163)    $    540,833

     Net income                                     --             42,284           42,284
                                          ------------      -------------     ------------

BALANCE (DEFICIT), JUNE 30, 2000             3,134,722         (5,882,879)         583,117

     Net loss                                       --            (27,191)         (27,191)
                                          ------------      -------------     ------------
BALANCE (DEFICIT), JUNE 30, 2001             3,134,722         (5,910,070)         555,926

     Net income                                     --              1,390            1,390
                                          ------------      -------------     ------------

BALANCE (DEFICIT), JUNE 30, 2002          $  3,134,722      $  (5,908,680)    $    557,316
                                          ============      =============     ============

    These consolidated financial statements should be read only in connection with the accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2002, 2001, and 2000

                                                                           2002              2001             2000
                                                                       -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Collections from customers                                        $   1,874,065    $   2,010,278     $   2,119,123
     Interest received                                                         2,405            6,922             6,323
     Other income                                                              1,726            1,689             1,182
     Cost of sales, selling, general and
         administrative expenses paid                                     (1,745,563)      (1,924,698)       (2,075,152)
     Interest paid                                                            (6,161)          (8,710)          (10,571)
     Income tax paid                                                              --          (11,220)          (12,108)
                                                                       -------------    -------------     -------------

         Net cash provided by operating activities                           126,472           74,261            28,797
                                                                       -------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                                     (28,396)         (53,926)          (53,627)
                                                                       -------------    -------------     -------------

         Net cash used in investing activities                               (28,396)         (53,926)          (53,627)
                                                                       -------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on notes payable, Series B                           (26,662)         (50,000)          (35,000)
                                                                       -------------    --------------    -------------

         Net cash used in financing activities                               (26,662)         (50,000)          (35,000)
                                                                       -------------    -------------     -------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                     71,414          (29,665)          (59,830)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                         117,114          146,779           206,609
                                                                       -------------    -------------     -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $     188,528    $     117,114     $     146,779
                                                                       =============    =============     =============

                                                                           2002              2001             2000
                                                                       -------------    -------------     -------------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES

     Net income (loss)                                                 $       1,390    $     (27,191)    $      42,284

     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation                                                         48,061           48,069            52,211
         Loss on disposal of equipment                                            --               --               835
         Provision for doubtful accounts                                       1,333            2,225            20,603
         Effects of changes in operating assets and liabilities:
              Trade receivable                                               (22,757)          26,299           (10,662)
              Other receivable                                                    --            3,239            (3,239)
              Income tax receivable                                               --           (7,054)               --
              Inventories                                                     54,258           46,980           (67,032)
              Prepaid expense                                                 12,496              354               509
              Prepaid income taxes                                             9,904          (10,063)           (1,158)
              Accounts payable                                                20,598           (8,716)            6,335
              Income taxes payable                                                --               --            (8,855)
              Accrued liabilities                                              1,189              119            (3,034)
                                                                       -------------    -------------     -------------

NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                                $     126,472    $      74,261     $      28,797
                                                                       =============    =============     =============

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

SEGMENT REPORTING OF THE BUSINESS

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Company and Poe Candy Company. Operations in Chase Candy Company involve production and sale of a candy bar marketed under the trade name "Cherry Mash". Operations in Poe Candy Company involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Division products are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Due to the similarities in the products manufactured, segment reporting for the two divisions is not maintained by Management and, accordingly, has not been disclosed in these consolidated financial statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

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

Pursuant to a supplemental indenture, dated April 1, 1968 and executed in compliance with a request by Yantis & Co. in furtherance of the winding-up of its affairs, the original notes aggregating $680,000 were reissued in two series designated as A and B, respectively. The Series A notes aggregating $50,000 had priority and were retired during the year ended June 30, 1984. The Series B notes totaling $630,000 are held by the former shareholders of Yantis & Co. During the years ended June 30, 2002 and 2001, $26,662 and $50,000 principal was paid on the Series B notes, respectively.

As of June 30, 2002 and 2001, the outstanding Series B notes total $51,010 and $77,672, respectively. Of these amounts $22,032 and $29,376, respectively are owed to officers and directors of the Company.

The Company has agreed to secure the payment of principal and interest on the notes by the pledge of the capital stock of Dye Candy Company under an indenture dated December 1, 1967, and supplemental indenture dated June 30, 1970.

The indenture provides for a sinking fund deposit to be made by the Company each year of not less than one-fourth of the Company's fiscal year "surplus net earnings," which exceeds the amount of interest required to be paid on the outstanding notes. If at any time the sinking fund deposits aggregate $10,000 or more, the same will be applied to prepayment of the notes outstanding. At June 30, 2002 and 2001, there was no sinking fund requirement. The "surplus net earnings" is the amount by which the consolidated net income, after adding back the current year's interest on the outstanding notes, exceeds a $25,000 working capital reserve.

See Note 2 for computation of "surplus net earnings" and sinking fund requirements for years ended June 30, 2002, 2001, and 2000.

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

NOTE 2 - "SURPLUS NET EARNINGS" AND SINKING FUND REQUIREMENTS

The following is an analysis of the computation of the "surplus net earnings
(loss)" and sinking fund requirements for years ended June 30:

                                                   2002        2001         2000
                                                 --------    --------     --------
NET INCOME (LOSS)
  Chase General Corporation                      $(12,612)   $(11,446)    $(10,798)
  Dye Candy Company                                14,002     (15,745)      53,082
                                                 --------    --------     --------

     Consolidated net income (loss)                 1,390     (27,191)      42,284

NON-ALLOWANCE EXPENSE DEDUCTION
  Interest on indebtedness                          3,861       6,160        8,842
                                                 --------    --------     --------

          Net income (loss) basis for
           "surplus net earnings"                   5,251     (21,031)      51,126

DEDUCTIONS FROM INCOME BASIS
  Set aside as reserve for accumulation
   of working capital                              25,000      25,000       25,000
                                                 --------    --------     --------

            "Surplus net earnings (loss)"         (19,749)    (46,031)      26,126

INTEREST PAYMENT REQUIRED                           3,861       6,160        8,842
                                                 --------    --------     --------

EXCESS "SURPLUS NET EARNINGS (LOSS)"
 OVER INTEREST PAYMENT REQUIRED                  $(23,610)   $(52,191)    $ 17,284
                                                 ========    ========     ========

SINKING FUND REQUIREMENT                         $     --    $     --     $  4,321
                                                 ========    ========     ========

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS

Dye Candy Company leases its manufacturing facilities located at 3600 Leonard Road, St. Joseph, Missouri. The period of the lease is from April 1, 1995 through March 31, 2005, and requires payments of $2,955 per month. Rental expense was $35,460 for the years ended June 30, 2002, 2001, and 2000. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30, 2003                                        $    35,460
Year ending June 30, 2004                                             35,460
Year ending June 30, 2005                                             29,550
                                                                 -----------

     Total                                                       $   100,470
                                                                 ===========

As of June 30, 2002, the Company had raw materials purchase commitments with three vendors totaling $100,527.


NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2002 and 2001 is as follows:

                                                                        Shares
                                                             ----------------------------
                                                                             Issued and
                                                              Authorized     Outstanding
                                                             ------------   -------------
Prior Cumulative Preferred Stock, $5 par value:
    6% Convertible                                              240,000
       Series A                                                                100,000
       Series B                                                                100,000

Cumulative Preferred Stock, $20 par value:
    5% Convertible                                              150,000
       Series A                                                                 58,533
       Series B                                                                  9,539

Common Stock, $1 par value:
    Reserved for conversion of
       Preferred Stock - 1,030,166 shares                     2,000,000        969,834

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK (CONTINUED)

Cumulative Preferred Stock dividends in arrears at June 30, 2002 and 2001, totaled $6,155,798 and $6,027,726, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30:

                                                           2002         2001
                                                        ----------   ----------
6% Convertible
     Series A                                           $       13   $       13
     Series B                                                   13           12

5% Convertible
     Series A                                                   53           52
     Series B                                                   53           52


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

NOTE 5 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following as of June 30:

                                                         2002         2001         2000
                                                      ----------   ----------   ----------
Federal income tax                                    $      839   $   (4,898)  $    9,213
State income tax                                             345       (1,887)       3,190
                                                      ----------   ----------   ----------

    Total provision for income taxes                  $    1,184   $   (6,785)  $   12,403
                                                      ==========   ==========   ==========

The Company's provision for income taxes differs from the tax that would result from applying statutory federal and state income tax rates primarily because of nondeductible expenses.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:

                                                           2002         2001         2000
                                                        ----------   ----------   ----------
Net income (loss)                                       $    1,390   $  (27,191)  $   42,284
                                                        ----------   ----------   ----------
Preferred dividend requirements:
   6% Prior Cumulative Preferred, $5 par value              60,000       60,000       60,000
   5% Convertible Cumulative Preferred, $20 par value       68,072       68,072       68,072
                                                        ----------   ----------   ----------

      Total dividend requirements                          128,072      128,072      128,072
                                                        ----------   ----------   ----------

         Net loss - common stockholders                 $  126,682   $ (155,263)  $  (85,788)
                                                        ==========   ==========   ==========

      Weighted average of outstanding common shares        969,834      969,384      969,834
                                                        ==========   ==========   ==========

         Loss per share                                 $     (.13)  $     (.16)  $     (.09)
                                                        ==========   ==========   ==========

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


NOTE 8 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2002 and 2001, two customers accounted for 36.56% and 54.18%, respectively, of the gross sales. For the year ending June 30, 2002 one customer accounted for 30.42% of accounts receivable and for the year ending June 30, 2001 one customer accounted for 38.89% of accounts receivable.

                     This information is an integral part of
               the accompanying consolidated financial statements.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           (a) Directors

                       Name             Age        Periods of Service as Director          Terms
               --------------------   -------   ------------------------------------   --------------
               Barry M. Yantis          57                  1980 to present               One year
               Brian A. Yantis          56             July 16, 1986 to present           One year
               Brett A. Yantis          34            January 21, 1999 to present         One year

               An insufficient number of proxies were returned by the shareholders for the January 19, 2002 annual stockholder meeting. Therefore, the Directors noted above are continuing for an additional one-year term.

               See Item 10(b) for offices held by Barry M. Yantis and Brian A. Yantis.

           (b) Executive Officers

                                                                           Years of
                                                                          Service as
                       Name             Age          Position             an Officer                  Term
               --------------------   -------   --------------------   ---------------   -----------------------------
               Barry M. Yantis           57     President and                 23            Until successor elected
                                                  Treasurer

               Brian A. Yantis           56     Vice-President                11            Until successor elected
                                                  and Secretary

           (c) Certain Significant Employees

               There are no significant employees other than above.

           (d) Family Relationships

               Barry M. Yantis, and Brian A. Yantis are brothers. Brett A. Yantis is the Son of Barry M. Yantis.

           (e) Business Experience

               (1) Barry M. Yantis, president and treasurer has been an officer of the Company for twenty-three years, fourteen years as vice-president and nine years as president. He has been on the board of directors for twenty-three years and has been associated with the candy business for twenty-seven years.

               Brian A. Yantis, vice-president and secretary has been an officer of the Company for nine years as vice-president and since May 1992 as secretary. He has been associated with the insurance business for twenty-eight years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past thirteen years.

               Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett has been associated with the Company for eight years.

                                   (Continued)

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          (CONTINUED)

                (2) The directors and executive officers listed above are Candy Company.

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

          (b)

                                           Summary Compensation Table

                                                                             Long Term Compensation
                                                                            ---------------------------------
                                               Annual Compensation                    Awards          Payouts
                                     -------------------------------------- ---------------------- ----------
                                                                  Other     Restricted
       Name and        Fiscal                                    Annual       Stock       Option/     LTIP     All other
  Principal Position  Year End        Salary      Bonus       Compensation  Award (s)     SARs (#)   Payouts  Compensation
  ------------------ -----------    ----------  ---------    -------------- ----------    -------- ---------- ------------
  Barry M. Yantis    1) 06-30-02    $  106,000  $      --      $    5,000       --           --          --        --

  Barry M. Yantis    1) 06-30-01    $  115,800  $  10,000      $    2,240       --           --          --        --

  Barry M. Yantis    1) 06-30-00    $  112,800  $  10,000      $    2,240       --           --          --        --

  Barry M. Yantis    1) 06-30-99    $  112,950  $   8,000      $    2,240       --           --          --        --

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

                                   (Continued)

          (e)   Long-term incentive awards table

                Not applicable

          (f)   Defined benefit or actuarial plan disclosure

                Not applicable

          (g)   Compensation of Directors

                Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2002, $247 of travel expenses were reimbursed to board members, Brian A. Yantis, and Barry M. Yantis, respectively.

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

                                   (Continued)

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                       Amounts
                                                                                         and
                                                                                       Nature
                                                                                         of
                                                                                     Beneficial
                         Title of Class                   Name and Address           Ownership        % of Class
               ---------------------------------     --------------------------     ------------     ------------
          (a)  Security ownership of certain beneficial owners

               Common; par value $1 per share        Barry Yantis                    194,385 (1)      16.8%  (2)
                                                     5605 Osage Drive
                                                     St. Joseph, Mo.
                                                     64503

                                                     Brian Yantis                     97,192 (1)       8.4%  (2)
                                                     1210 E. Clarendon
                                                     Arlington Heights, IL.
                                                     60004

          (b)  Security ownership of management

               Common; par value $1 per share        All directors and officers      110,856          11.4%
                                                     as a group

               Prior Cumulative Preferred,           All directors and officers       21,533          21.5%
               $5 par value: Series A,               as a group
               6% convertible

               Prior Cumulative Preferred            All directors and officers       21,533          21.5%
               $5 par value: Series B,               as a group
               6% convertible

               Cumulative Preferred, $20 par         All directors and officers        3,017           5.2%
               value: Series A, $5 convertible       as a group

                                                                                       Amounts
                                                                                         and
                                                                                       Nature
                                                                                         of
                                                                                     Beneficial
                         Title of Class                   Name and Address           Ownership        % of Class
               ---------------------------------     --------------------------     ------------     ------------
               Cumulative Preferred, $20 par         All directors and officers          630           6.6%
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

              Not applicable

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) Documents filed as part of the Form 10-K

              (1) The following are included in Part II of this report:

                                                                                Page Number
                                                                                -----------
                  Independent Auditor's Report                                    12
                  Consolidated Balance Sheets - June 30, 2002 and 2001            13 - 14
                  Consolidated Statements of Operations for the years
                     ended June 30, 2002, 2001, and 2000                          15
                  Consolidated Statements of Stockholders' Equity for
                     the years ended June 30, 2002, 2001, and 2000                16
                  Consolidated Statements of Cash Flows for the years
                     ended June 30, 2002, 2001, and 2000                          17 - 18
                  Summary of Significant Accounting Policies                      19 - 20
                  Notes to Consolidated Financial Statements                      21 - 25

                                   (Continued)

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K (CONTINUED)

               (2)  The following are included in Part IV of this report:

                                                                                        Page Number
                                                                                        -----------

                    Independent Auditor's Report on Supplemental Schedules                  32

                    Schedule   I: Condensed Financial Information of the Registrant         33 - 36

                    Schedule  II: Valuation and Qualifying Accounts,
                                     June 30, 2002, 2001, and 2000                          37

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 2002.

          (c)  Exhibits required by Item 601 of Regulation S-K

               The following have been previously filed and are incorporated by reference to prior years' Forms 10-K filed by the Registrant:

               (3) Articles of Incorporation and By-Laws

               The following explanations are included in "Notes to Financial Statements" in Part II of this report:

               (4) Rights of security holders including indentures - Refer to Notes 1 and 4.
               (11) Computation of per share earnings - Refer to Note 6.
               (21) Subsidiaries of registrant - Refer to "Summary of
                    Significant Accounting Policies" on page 19.

          (d)  Financial statement schedules required by Regulation S-X

               Schedules required by Regulation S-X contained on page 33 through 37 have been excluded from the annual report to the shareholders.

               SUPPLEMENTAL INFORMATION TO BE FURNISHED, FILED PURSUANT TO
               SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
               SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

               (1) With this filing, the Registrant is furnishing to the Commission four (4) copies of the Proxy Statement regarding the January 14, 2002 annual meeting mailed to security holders during the 2002 fiscal year.

               (2) For the 2002 fiscal year, the Registrant will furnish a copy of the annual report and any Proxy information to the Commission at time the aforementioned are mailed to security holders.

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

                                                       /s/ Clifton Gunderson LLP

Clifton Gunderson LLP
St. Joseph, Missouri
August 22, 2002

                                                                      SCHEDULE I

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                            CHASE GENERAL CORPORATION
                                (Registrant Only)
                           CONDENSED BALANCE SHEETS

                             June 30, 2002 and 2001

                                     ASSETS

                                                                          2002          2001
                                                                      -----------    -----------
Investment in subsidiary - at equity                                  $   612,188    $   639,759
                                                                      -----------    -----------

TOTAL ASSETS                                                          $   612,188    $   639,759
                                                                      ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Series B notes payable and accrued interest, unrelated parties        $    23,576    $    52,127
Series B notes payable and accrued interest, related parties               31,296         31,706
                                                                      -----------    -----------

     Total liabilities                                                     54,872         83,833
                                                                      -----------    -----------

Capital stock                                                           3,331,274      3,331,274
Paid in capital in excess of par                                        3,134,722      3,134,722
Accumulated (deficit)                                                  (5,908,680)    (5,910,070)
                                                                      -----------    -----------

     Total stockholders' equity                                           557,316        555,926
                                                                      -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   612,188    $   639,759
                                                                      ===========    ===========

(1) The restricted assets of 100% consolidated subsidiary, Dye Candy Company, are $711,416 and $714,901 as of June 30, 2002 and 2001, respectively. See "Notes to Financial Statements" in Part II of this report for restrictions.

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

                                   (Continued)

                                                                      SCHEDULE I
                                                                     (Continued)


                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                            CHASE GENERAL CORPORATION
                                (Registrant Only)
                       CONDENSED STATEMENTS OF OPERATIONS
                    Years Ended June 30, 2002, 2001 and 2000

                                                               2002             2001              2000
                                                          --------------   --------------    --------------
REVENUE

     Equity in net income (loss) of subsidiary            $       14,000   $      (15,745)   $       53,082
                                                          --------------   --------------    --------------

         Total revenue                                            14,000          (15,745)           53,082
                                                          --------------   --------------    --------------

EXPENSE

     General and administrative                                   11,546            8,399             4,645
     Interest                                                      3,861            6,160             8,842
                                                          --------------   --------------    --------------

         Total expense                                            15,407           14,559            13,487
                                                          --------------   --------------    --------------

              Income (loss) before income taxes                   (1,407)         (30,304)           39,595

PROVISION (CREDIT) FOR
     INCOME TAXES                                                 (2,797)          (3,113)            2,689
                                                          --------------   --------------    --------------

NET INCOME (LOSS)                                         $        1,390   $      (27,191)   $       42,284
                                                          ==============   ==============    ==============

                                   (Continued)

                                                                      SCHEDULE I
                                                                     (Continued)


                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                            CHASE GENERAL CORPORATION
                                (Registrant Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2002, 2001 and 2000

                                                                         2002           2001            2000
                                                                     -----------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     General and administrative expenses paid                        $   (11,546)    $    (8,399)   $    (4,645)
     Interest paid                                                        (6,160)         (8,842)       (10,571)
     Income tax refund received                                           (3,113)          2,689          2,946
                                                                     -----------     -----------    -----------

         Net cash used in operating activities                           (20,819)        (14,552)       (12,270)
                                                                     -----------     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Advances received from wholly owned subsidiary                       47,481          64,552         47,270
                                                                     -----------     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on Series B notes payable                        (26,662)        (50,000)       (35,000)
                                                                     -----------     -----------    -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                         --              --             --

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                        --              --             --
                                                                     -----------     -----------    -----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                     $        --     $        --    $        --
                                                                     ===========     ===========    ===========

                                   (Continued)

                                                                      SCHEDULE I
                                                                     (Continued)


                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                            CHASE GENERAL CORPORATION
                                (Registrant Only)
                       CONDENSED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2002, 2001 and 2000

                                                                                 2002           2001            2000
                                                                             -----------     -----------    -----------
RECONCILIATION OF NET INCOME TO NET
     CASH USED IN OPERATING ACTIVITIES

     Net income (loss)                                                       $     1,390     $   (27,191)   $    42,284
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
         Net (income) loss from wholly owned subsidiary                          (14,000)         15,745        (53,082)
         Effects of changes in operating assets and liabilities:
              Accrued interest                                                    (2,299)         (2,550)        (1,729)
              Income tax refund receivable                                        (5,910)           (556)           257
                                                                             -----------     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                        $   (20,819)    $   (14,552)   $   (12,270)
                                                                             ===========     ===========    ===========

           This information should be read only in connection with the accompanying independent auditor's report on supplemental schedules.

                                                                     SCHEDULE II


                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                          June 30, 2002, 2001, and 2000

               Column A                      Column B            Column C Additions           Column D          Column E
--------------------------------------  ------------------  ----------------------------  ----------------  ---------------
                                            Balance at               Charged to                                  Balance
                                             Beginning                  Costs                                    at end
              Description                    of Period              and Expenses            Deductions *        of Period
--------------------------------------  ------------------  ----------------------------  ----------------  ---------------
Valuation accounts deducted from
    assets to which they apply for
    doubtful accounts receivable:

    June 30, 2002                             $10,669                 $  1,333                 $   2,168       $   9,834
    June 30, 2001                              11,393                    2,225                     2,949          10,669
    June 30, 2000                              11,516                   20,603                    20,726          11,393

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

                                          CHASE GENERAL CORPORATION
                                          (Registrant)

Date: 9/24/02                          By: /s/ Barry M. Yantis
-------------------------                  -------------------------------------
                                           Barry M. Yantis, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

                                      President, Treasurer (Principal Executive
                                      Officer and Chief Financial and Accounting
/s/ Barry M. Yantis                   Officer) and Director                           9/24/02
-----------------------------------                                                  -------
Barry M. Yantis                                                                        Date

/s/ Brian M. Yantis                   Vice-President, Secretary and Director          9/24/02
-----------------------------------                                                  --------
Brian A. Yantis                                                                        Date