Form 10-Q
period 2002-09-30
CHASE GENERAL CORP
filed 2002-11-13
CIK 15357

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                          Commission File Number 2-5916

                            CHASE GENERAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its Charter)

Missouri                                                36-2667734
--------                                                ----------
State incorporation                        I.R.S. Employer Identification Number

                3600 Leonard Road, St. Joseph, Missouri                 64503
                ---------------------------------------                 -----
                (Address of principal executive offices)               Zip Code

               Registrant's telephone number, including area code:
                                 (816) 279-1625
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No _____
    -----

The number of the registrant's common stock outstanding as of October 31, 2002 was 969,834.

                            CHASE GENERAL CORPORATION

                                      Index

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - September 30, 2002
           (Unaudited) and June 30, 2002 ...................................................................    3

       Condensed Consolidated Statements of Operations -
           Three months Ended September 30, 2002 and 2001 (Unaudited) ......................................    5

       Condensed Consolidated Statements of Cash Flows -
           Three months Ended September 30, 2002 and 2001 (Unaudited) ......................................    6

       Notes to Condensed Consolidated Financial Statements ................................................    7

   Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................................................    9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................................   11

   Item 4.  Controls and Procedures ........................................................................   11

PART II - OTHER INFORMATION

   Item 1.  Legal proceedings - None

   Item 2.  Changes In Securities and Use of Proceeds - None

   Item 3.  Defaults Upon Senior Securities ................................................................   12

   Item 4.  Submission of Matters to a Vote of Security Holders - None

   Item 5.  Other Information - None

   Item 6.  Exhibits and Reports on Form 8-K ...............................................................   12

           Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002 ...........................................   13

Signatures .................................................................................................   14

Certifications .............................................................................................   15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      September 30, 2002 and June 30, 2002

                                     ASSETS

                                                     September 30,  June 30,
                                                         2002         2002
                                                     ------------- ----------
                                                      (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                        $   85,230   $  188,528
     Trade receivables, net of allowance of $11,439
       and $9,834, respectively                          133,374      121,918
     Income tax receivable                                14,535        7,053
     Inventories:
         Finished goods                                  207,255       79,382
         Goods in process                                  9,948        2,557
         Raw materials                                    43,561       23,377
         Packaging materials                              99,865       60,635
     Prepaid expense                                       2,491       22,110
     Prepaid income taxes                                     --        1,316
                                                      ----------   ----------

         Total current assets                            596,259      506,876
                                                      ----------   ----------

PROPERTY AND EQUIPMENT - AT COST                       1,101,729    1,146,035

     Less accumulated depreciation                       921,593      941,495
                                                      ----------   ----------

         Total property and equipment                    180,136      204,540
                                                      ----------   ----------




TOTAL ASSETS                                          $  776,395   $  711,416
                                                      ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,     June 30,
                                                                        2002            2002
                                                                    -------------   -----------
                                                                     (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                                $   163,106    $    66,600
     Notes payable, Series B current maturities                           51,010         51,010
     Accrued expenses                                                     34,372         36,490
                                                                     -----------    -----------

         Total current liabilities                                       248,488        154,100
                                                                     -----------    -----------

         Total liabilities                                               248,488        154,100
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY

     Capital stock issued and outstanding:
         Prior cumulative preferred stock, $5 par value:
              Series A (liquidation preference $1,312,500
                  and $1,305,000 respectively)                           500,000        500,000
              Series B (liquidation preference $1,267,500
                  and $1,260,000 respectively)                           500,000        500,000
         Cumulative preferred stock, $20 par value
              Series A (liquidation preference $3,102,250
                  and $3,087,616 respectively)                         1,170,660      1,170,660
              Series B (liquidation preference $505,566
                  and $503,182 respectively)                             190,780        190,780
         Common stock, $1 par value                                      969,834        969,834
     Paid-in capital in excess of par                                  3,134,722      3,134,722
     Retained earnings (deficit)                                      (5,938,089)    (5,908,680)
                                                                     -----------    -----------

         Total stockholders' equity                                      527,907        557,316
                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   776,395    $   711,416
                                                                     ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended
                                                       September 30
                                                  ----------------------
                                                    2002          2001
                                                  ---------    ---------

NET SALES                                         $ 326,374    $ 311,977

COST OF SALES                                       261,403      241,638
                                                  ---------    ---------

     Gross profit on sales                           64,971       70,339
                                                  ---------    ---------

OPERATING EXPENSES

     Selling expense                                 43,972       49,258
     General and administrative expense              47,808       49,500
                                                  ---------    ---------

         Total operating expenses                    91,780       98,758
                                                  ---------    ---------

              Net loss from operations              (26,809)     (28,419)

OTHER INCOME (EXPENSE)                               (9,924)        (457)
                                                  ---------    ---------

              Net loss before income taxes          (36,733)     (28,876)

CREDIT FOR INCOME TAXES                              (7,324)      (6,000)
                                                  ---------    ---------

NET LOSS                                            (29,409)     (22,876)

     Preferred dividends                            (32,018)     (32,018)
                                                  ---------    ---------

     Net loss applicable to common shareholders   $ (61,427)   $ (54,894)
                                                  =========    =========

LOSS PER SHARE OF COMMON STOCK                    $    (.06)   $    (.06)
                                                  =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          Three Months Ended
                                                                              September 30
                                                                        -----------------------
                                                                           2002         2001
                                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $ (29,409)   $ (22,876)
     Adjustments to reconcile net income to net cash
        used in operating activities:
         Depreciation and amortization                                      8,853       12,016
         Provision for bad debts                                            1,605        1,605
         Loss on disposition of equipment                                   9,747           --
         Effects of changes in operating assets and liabilities:
              Receivables                                                 (20,543)     (63,902)
              Inventories                                                (194,678)    (167,632)
              Prepaid expense                                              20,935       25,892
              Accounts payable                                             96,506      163,061
              Accrued expenses                                             (2,118)      10,196
                                                                        ---------    ---------

                  Net cash used in operating activities                  (109,102)     (41,640)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of equipment                                        5,500           --
     (Purchases) credit of property and equipment                             304       (3,637)
                                                                        ---------    ---------

                  Net cash provided by (used in) investing activities       5,804       (3,637)
                                                                        ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (103,298)     (45,277)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            188,528      117,114
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  85,230    $  71,837
                                                                        =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - ORGANIZATION AND  BASIS OF PRESENTATION

Organization

Chase General Corporation and subsidiary (`the Company') operates in the confectionery products industry. As of September 30, 2002, the Company's operations were primarily conducted through its wholly-owned subsidiary, Dye Candy Company.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company's consolidated financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of trends or of results for a full year.

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 2002 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the three months ended September 30, 2002.

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

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                                                                     Three Months Ended
                                                                        September 30
                                                                 ---------------------------
                                                                     2002           2001
                                                                 ------------   ------------
Net income (loss)                                                $    (29,409)  $    (22,876)
                                                                 ------------   ------------

Preferred dividend requirements:
     6% Prior Cumulative Preferred, $5 par value                       15,000         15,000
     5% Convertible Cumulative Preferred, $20 par value                17,018         17,018
                                                                 ------------   ------------

         Total dividend requirements                                   32,018         32,018
                                                                 ------------   ------------

              Net loss common shareholders                       $    (61,427)  $    (54,894)
                                                                 ============   ============

         Weighted average of outstanding common shares                969,834        969,834
                                                                 ============   ============

              Loss per share                                     $       (.06)  $       (.06)
                                                                 ============   ============

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Chase General and its wholly-owned subsidiary are engaged in the manufacture of confectionery products which are sold primarily to wholesale houses, grocery accounts, vendors, and repackers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001:

Income from Operations

Net sales for the three months ended September 30, 2002 increased 4.5% to $326 thousand from $312 thousand in the three months ended September 30, 2001. The increase was primarily attributable to improved sales with a wider distribution of mini mash product from a major customer.

The gross profit margin was 19.9% in the three months ended September 30, 2002 compared to 22.6% in the comparable 2001 period. Revamping packaging to a clam shell, and manufacturing labor rate increases, had the impact of reducing the 2002 gross profit margin percentage by 12%. Selling, general and administrative expenses decreased 7%, primarily due to reduced office personnel and lower sales incentive bonuses.

Loss from operations for the three months ended September 30, 2002 was $26,809, which represented a 6% decrease from the $28,419 loss reported during the comparable 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company has no commitments for capitalized expenditures. Cash decreased $103,299 during the current three month period as a result of normal seasonal build-up of inventories for the busy season.

The additional expense for the three months ended September 30, 2002 included a $9,747 loss on disposition of fixed assets. The Company reduced several items in the fleet that caused this loss.

Inventories increased $194,678 for this three month period ending September 30, 2002 as a part of the Company's normal seasonal build-up.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company believes that cash flow from Dye Candy Company's operating activities and cash on hand will be adequate to meet its liquidity requirements.

Cash and cash equivalents were $85,229 at September 30, 2002 compared to $188,528 at June 30, 2002. Working capital at September 30, 2002 was $347,770 and the current ratio was 2.4 to 1 compared to working capital at June 30, 2002 of $352,776 and a current ratio of 3.3 to 1. The decrease in working capital is primarily due to start of busy season and inventory build up.

CASH FLOW FROM OPERATING ACTIVITIES

Cash used by operating activities in the three months ended September 30, 2002 was $109,103 compared to cash used of $41,640 in the three months ended September 30, 2001. Accounts receivable and inventories increased by $20,543 and $194,678, respectively, in the three months ended September 30, 2002.

MARKET RISK

The Company's debt securities with a stated interest rate are not subject to market risk for changes in interest rates. There have been no material changes from the information provided in the June 30, 2002 Form 10-K.

FORWARD-LOOKING STATEMENTS

This report does not contain forward-looking statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. - CONTROLS AND PROCEDURES

Chase General's chief financial officer is charged with making an evaluation of Chase General's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the required time periods. Additionally, these controls and procedures are designed to ensure that the appropriate information required to be disclosed in the reports is accumulated and communicated to Chase General's management, including Chase General's chief executive officer, to allow for timely decisions regarding disclosure. Chase General's chief financial officer has concluded, based upon his evaluation of these controls and procedures as of September 30, 2002, that Chase General's financial disclosure controls and procedures are effective.

Chase General's chief financial officer is also charged with making an evaluation as to the effectiveness of the design and operation of Chase General's internal controls and procedures for financial reporting purposes. Chase General's chief financial officer has concluded, based upon his evaluation of these controls and procedures as of September 30, 2002, that Chase General's internal controls and procedures are effective. Additionally, there have been no significant changes in Chase General's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

                           PART II. OTHER INFORMATION

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         a.    None

         b. The total cumulative preferred stock dividends contingency at September 30, 2002 is $6,187,816

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits - 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b. Reports on Form 8-K: There were no reports on Form 8-K filed during July, August and September, 2002.