Form 10-Q
period 2002-12-31
CHASE GENERAL CORP
filed 2003-02-12
CIK 15357

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                          Commission File Number 2-5916

                            CHASE GENERAL CORPORATION
             (Exact name of registrant as specified in its Charter)

             Missouri                                    36-2667734
     (State of incorporation)               (I.R.S. Employer Identification No.)

3600 Leonard Road, St. Joseph, Missouri                     64503
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (816)279-1625

                                 Not Applicable

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 969,834 as of January 31, 2003.

                            CHASE GENERAL CORPORATION

                                      Index

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets - December 31, 2002
         (Unaudited) and June 30, 2002.........................................    3

      Condensed Consolidated Statements of Operations -
         Three and Six Months Ended December 31, 2002 and 2001 (Unaudited).....    5

      Condensed Consolidated Statements of Cash Flows -
         Six Months Ended December 31, 2002 and 2001 (Unaudited)...............    6

      Notes to Condensed Consolidated Financial Statements.....................    7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................    9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..........   11

   Item 4. Controls and Procedures.............................................   11

PART II - OTHER INFORMATION

   Item 1. Legal proceedings - None

   Item 2. Changes In Securities and Use of Proceeds - None

   Item 3. Defaults Upon Senior Securities.....................................   12

   Item 4. Submission of Matters to a Vote of Security Holders - None

   Item 5. Other Information - None

   Item 6. Exhibits and Reports on Form 8-K....................................   12

SIGNATURES.....................................................................   13

CERTIFICATIONS.................................................................   14

EXHIBIT INDEX..................................................................   16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 31, 2002 and June 30, 2002

                                     ASSETS

                                                    December 31,    June 30,
                                                        2002          2002*
                                                    ------------   ----------
                                                     (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                         $  251,891    $  188,528
   Trade receivables, net of allowance of $13,044
      and $9,834, respectively                          126,376       121,918
   Income tax receivable                                     --         7,053
   Inventories:
      Finished goods                                      8,022        79,382
      Goods in process                                    8,923         2,557
      Raw materials                                      49,356        23,377
      Packaging materials                               130,216        60,635
   Prepaid expense                                          266        22,110
   Prepaid income taxes                                      --         1,316
                                                     ----------    ----------

      Total current assets                              575,050       506,876
                                                     ----------    ----------

PROPERTY AND EQUIPMENT - AT COST                      1,101,730     1,146,035

   Less accumulated depreciation                        930,445       941,495
                                                     ----------    ----------

      Total property and equipment                      171,285       204,540
                                                     ----------    ----------

TOTAL ASSETS                                         $  746,335    $  711,416
                                                     ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,    June 30,
                                                            2002          2002*
                                                        ------------   -----------
                                                         (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                      $    34,979   $    66,600
   Notes payable, Series B current maturities                 22,032        51,010
   Accrued expenses                                           52,242        36,490
                                                         -----------   -----------

      Total current liabilities                              109,253       154,100
                                                         -----------   -----------

      Total liabilities                                      109,253       154,100
                                                         -----------   -----------

STOCKHOLDERS' EQUITY

   Capital stock issued and outstanding:
      Prior cumulative preferred stock, $5 par value:
         Series A (liquidation preference $1,320,000
            and $1,305,000 respectively)                     500,000       500,000
         Series B (liquidation preference $1,275,000
            and $1,260,000 respectively)                     500,000       500,000
      Cumulative preferred stock, $20 par value
         Series A (liquidation preference $3,116,884
            and $3,087,616 respectively)                   1,170,660     1,170,660
         Series B (liquidation preference $507,950
            and $503,182 respectively)                       190,780       190,780
      Common stock, $1 par value                             969,834       969,834
   Paid-in capital in excess of par                        3,134,722     3,134,722
   Retained earnings (deficit)                            (5,828,914)   (5,908,680)
                                                         -----------   -----------

      Total stockholders' equity                             637,082       557,316
                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   746,335   $   711,416
                                                         ===========   ===========

* The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Six Months Ended       Three Months Ended
                                                        December 31              December 31
                                                  -----------------------   ---------------------
                                                     2002         2001        2002         2001
                                                  ----------   ----------   ----------   --------
NET SALES                                         $1,348,429   $1,291,449   $1,022,055   $979,472

COST OF SALES                                        990,888      910,023      729,485    668,385
                                                  ----------   ----------   ----------   --------

   Gross profit on sales                             357,541      381,426      292,570    311,087
                                                  ----------   ----------   ----------   --------

OPERATING EXPENSES

   Selling expense                                   136,591      139,168       92,619     89,910
   General and administrative expense                103,638      104,182       55,830     54,682
                                                  ----------   ----------   ----------   --------

      Total operating expenses                       240,229      243,350      148,449    144,592
                                                  ----------   ----------   ----------   --------

         Income from operations                      117,312      138,076      144,121    166,495

OTHER INCOME (EXPENSE)                                (9,335)      (1,163)         589       (706)
                                                  ----------   ----------   ----------   --------

         Income before income taxes                  107,977      136,913      144,710    165,789

PROVISION FOR INCOME TAXES                            28,210       41,224       35,534     47,224
                                                  ----------   ----------   ----------   --------

NET INCOME                                            79,767       95,689      109,176    118,565

   Preferred dividends                               (64,036)     (64,036)     (32,018)   (32,018)
                                                  ----------   ----------   ----------   --------

   Net income applicable to common shareholders   $   15,731   $   31,653   $   77,158   $ 86,547
                                                  ==========   ==========   ==========   ========

INCOME PER SHARE OF COMMON STOCK                  $      .02   $      .03   $      .08   $    .09
                                                  ==========   ==========   ==========   ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   Six Months Ended
                                                                      December 31
                                                                  -------------------
                                                                    2002       2001
                                                                  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $ 79,767   $ 95,689
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 17,703     22,341
      Provision for bad debts                                        3,210      3,210
      Loss on disposition of equipment                               9,747         --
      Effects of changes in operating assets and liabilities:
         Receivables                                                  (615)   (25,929)
         Inventories                                               (30,566)    59,956
         Prepaid expense                                            23,160     43,942
         Accounts payable                                          (31,621)    42,228
         Accrued expenses                                           15,752     17,060
                                                                  --------   --------

            Net cash provided by operating activities               86,537    258,497
                                                                  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of equipment                                   5,500         --
   (Purchases) credit of property and equipment                        304     (3,637)
                                                                  --------   --------

            Net cash provided by (used in) investing activities      5,804     (3,637)
                                                                  --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on Series B notes                            (28,978)   (26,662)
                                                                  --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           63,363    228,198

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     188,528    117,114
                                                                  --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $251,891   $345,312
                                                                  ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:

   Interest                                                       $  3,860
   Income taxes                                                     (7,053)

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - ORGANIZATION AND  BASIS OF PRESENTATION

Organization

Chase General Corporation and subsidiary ('the Company') operates in the confectionery products industry. As of December 31, 2002, the Company's operations were primarily conducted through its wholly-owned subsidiary, Dye Candy Company.

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

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 2002 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the six months ended December 31, 2002.

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

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                                                            Six Months        Three Months Ended
                                                            December 31           December 31
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
Net income                                              $ 79,767   $ 95,689   $109,176   $118,565
                                                        --------   --------   --------   --------

Preferred dividend requirements:
   6% Prior Cumulative Preferred, $5 par value            30,000     30,000     15,000     15,000
   5% Convertible Cumulative Preferred, $20 par value     34,036     34,036     17,018     17,018
                                                        --------   --------   --------   --------

      Total dividend requirements                         64,036     64,036     32,018     32,018
                                                        --------   --------   --------   --------

         Net income to common shareholders              $ 15,731   $ 31,653   $ 77,158   $ 86,547
                                                        --------   --------   --------   --------

      Weighted average of outstanding common shares      969,834    969,834    969,834    969,834
                                                        ========   ========   ========   ========

         Income per share                               $    .02   $    .03   $    .08   $    .09
                                                        ========   ========   ========   ========

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001:

Income from Operations

Net sales for the three months ended December 31, 2002 increased 4.4% to $1.022 million from $979 thousand in the three months ended December 31, 2001. The increase was primarily attributable to improved sales from increase in prices to retailers of their chocolate products.

The gross profit margin was 28.6% in the three months ended December 31, 2002 compared to 31.8% in the comparable 2001 period. Revamping packaging to a clam shell, and manufacturing labor rate increases, had the impact of reducing the 2002 gross profit margin percentage by 10%. Selling, general and administrative expenses increased 3%, primarily due to rate increase for health insurance, samples given away and web site maintenance.

Income from operations for the three months ended December 31, 2002 was $144,121, which represented a 13% decrease from the $166,495 profit reported during the comparable 2001 period.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001:

Income from Operations

Net sales for the six months ended December 31, 2002 increased 4.4% to $1.348 million from $1.291 million in the six months ended December 31, 2001. The increase was primarily attributable to improved sales with a wider distribution of mini mash produced for a major customer and an increase in the prices to retailers of their chocolate products.

The gross profit margin was 26.5% in the six months ended December 31, 2002 compared to 29.5% in the comparable 2001 period. Revamping packaging to a clam shell, and manufacturing labor rate increases, had the impact of reducing the 2002 gross profit margin percentage by 10%. Selling, general and administrative expenses decreased 1%, primarily due to reduced office personnel and lower sales incentive bonuses.

Income from operations for the six months ended December 31, 2002 was $117,312, which represented a 15% decrease from the $138,076 income reported during the comparable 2001 period.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company anticipates capital expenditures of $7,000 to upgrade production equipment. Cash increased $63,363 during the current six month period as a result of completing the busy season.

The additional expense for the six months ended December 31, 2002 included a $9,747 loss on disposition of fixed assets. The Company reduced several items in the vehicle fleet that caused this loss.

Inventories increased $30,566 for this six month period ending December 31, 2002.

The Company believes that cash flow from Dye Candy Company's operating activities and cash on hand will be adequate to meet its liquidity requirements.

Cash and cash equivalents were $251,891 at December 31, 2002 compared to $188,528 at June 30, 2002. Working capital at December 31, 2002 was $465,797 and the current ratio was 5.3 to 1 compared to working capital at June 30, 2002 of $352,776 and a current ratio of 3.3 to 1. The increase in working capital is primarily due to the Company's completion of busy season.

CASH FLOW FROM OPERATING ACTIVITIES

Cash provided by operating activities in the six months ended December 31, 2002 was $86,537 compared to cash provided of $258,497 in the six months ended December 31, 2001. The decrease in cash provided by operations for the six months ended December 31, 2002 compared to the same period ended December 31, 2001 was mainly due to increased inventories and reduced accounts payable.

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

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. - CONTROLS AND PROCEDURES

Chase General's chief financial officer is charged with making an evaluation of Chase General's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the required time periods. Additionally, these controls and procedures are designed to ensure that the appropriate information required to be disclosed in the reports is accumulated and communicated to Chase General's management, including Chase General's chief executive officer, to allow for timely decisions regarding disclosure. Chase General's chief financial officer has concluded, based upon his evaluation of these controls and procedures as of December 31, 2002, that Chase General's financial disclosure controls and procedures are effective.

Chase General's chief financial officer is also charged with making an evaluation as to the effectiveness of the design and operation of Chase General's internal controls and procedures for financial reporting purposes. Chase General's chief financial officer has concluded, based upon his evaluation of these controls and procedures as of December 31, 2002, that Chase General's internal controls and procedures are effective. Additionally, there have been no significant changes in Chase General's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

                           PART II. OTHER INFORMATION

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          a.   None

          b. The total cumulative preferred stock dividends contingency at December 31, 2002 is $6,219,834

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          a. Exhibits - 99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b. Reports on Form 8-K: There were no reports on Form 8-K filed during October, November and December, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHASE GENERAL CORPORATION
                                   Registrant


2-10-03                                           /s/ Barry M. Yantis
-------------------------                         ------------------------------
Date                                              Barry M. Yantis
                                                  President, CEO and Treasurer

                                 CERTIFICATIONS

I, Barry M. Yantis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Chase General Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am the registrant's certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to me by others within that entity, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the evaluation date;

     5. I am the registrant's officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control;

                                 CERTIFICATIONS

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 2-10-03                                  /s/ Barry M. Yantis
                                               ---------------------------------
                                               Barry M. Yantis, President, CEO &
                                                  Treasurer

                                  EXHIBIT INDEX

Exhibit No.    Name
-----------    ----
   99.01       Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002