Form 10-Q
period 2003-03-31
CHASE GENERAL CORP
filed 2003-05-08
CIK 15357

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                          Commission File Number 2-5916

                            CHASE GENERAL CORPORATION
             (Exact name of registrant as specified in its Charter)

            Missouri                                   36-2667734
   (State of incorporation)                (I.R.S. Employer Identification No.)

3600 Leonard Road, St. Joseph, Missouri                  64503
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (816) 279-1625

                                 Not Applicable
                                 --------------

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

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 969,834 as of April 30, 2003.

                            CHASE GENERAL CORPORATION

                                      Index

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 2003
           (Unaudited) and June 30, 2002 ...............................................  3

       Condensed Consolidated Statements of Operations -
           Three and Nine Months Ended March 31, 2003 and 2002 (Unaudited) .............  5

       Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended March 31, 2003 and 2002 (Unaudited) .......................  6

       Notes to Condensed Consolidated Financial Statements ............................  7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................................  9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk .................. 11

   Item 4. Controls and Procedures ..................................................... 11

PART II - OTHER INFORMATION

   Item 1. Legal proceedings - None

   Item 2. Changes In Securities and Use of Proceeds - None

   Item 3. Defaults Upon Senior Securities ............................................. 12

   Item 4. Submission of Matters to a Vote of Security Holders - None

   Item 5. Other Information - None

   Item 6. Exhibits and Reports on Form 8-K ............................................ 12

SIGNATURES ............................................................................. 13

CERTIFICATIONS ......................................................................... 14

EXHIBIT INDEX .......................................................................... 16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        March 31, 2003 and June 30, 2002

                                     ASSETS

                                                                March 31,            June 30,
                                                                  2003                2002*
                                                              --------------      --------------
                                                               (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                                $      213,642      $      188,528
     Trade receivables, net of allowance of $14,649
       and $9,834, respectively                                      107,850             121,918
     Income tax receivable                                                --               7,053
     Inventories:
         Finished goods                                               10,827              79,382
         Goods in process                                              4,425               2,557
         Raw materials                                                51,174              23,377
         Packaging materials                                         106,149              60,635
     Prepaid expense                                                   6,132              22,110
     Prepaid income taxes                                                 --               1,316
                                                              --------------      --------------

         Total current assets                                        500,199             506,876
                                                              --------------      --------------

PROPERTY AND EQUIPMENT - AT COST                                   1,086,899           1,146,035

     Less accumulated depreciation                                   915,502             941,495
                                                              --------------      --------------

         Total property and equipment                                171,397             204,540
                                                              --------------      --------------

TOTAL ASSETS                                                  $      671,596      $      711,416
                                                              ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,           June 30,
                                                                    2003                2002*
                                                              --------------      --------------
                                                                 (Unaudited)
CURRENT LIABILITIES

     Accounts payable                                         $       19,172      $       66,600
     Notes payable, Series B current maturities                       22,032              51,010
     Accrued expenses                                                 33,594              36,490
                                                              --------------      --------------

         Total current liabilities                                    74,798             154,100
                                                              --------------      --------------

         Total liabilities                                            74,798             154,100
                                                              --------------      --------------

STOCKHOLDERS' EQUITY

     Capital stock issued and outstanding:
        Prior cumulative preferred stock, $5 par value:
              Series A (liquidation preference $1,327,500
                  and $1,305,000 respectively)                       500,000             500,000
              Series B (liquidation preference $1,282,500
                  and $1,260,000 respectively)                       500,000             500,000
         Cumulative preferred stock, $20 par value
              Series A (liquidation preference $3,125,393
                  and $3,087,616 respectively)                     1,170,660           1,170,660
              Series B (liquidation preference $516,459
                  and $503,182 respectively)                         190,780             190,780
         Common stock, $1 par value                                  969,834             969,834
     Paid-in capital in excess of par                              3,134,722           3,134,722
     Retained earnings (deficit)                                  (5,869,198)         (5,908,680)
                                                              --------------      --------------

         Total stockholders' equity                                  596,798             557,316
                                                              --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      671,596      $      711,416
                                                              ==============      ==============

* The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                   Three Months Ended              Nine Months Ended
                                                                        March 31                       March 31
                                                              ----------------------------   ----------------------------
                                                                   2003           2002           2003            2002
                                                              -------------  -------------   -------------  -------------
NET SALES                                                     $     248,108  $     240,665   $   1,596,537  $   1,532,114

COST OF SALES                                                       224,359        237,317       1,215,247      1,147,340
                                                              -------------  -------------   -------------  -------------
     Gross profit on sales                                           23,749          3,348         381,290        384,774
                                                              -------------  -------------   -------------  -------------

OPERATING EXPENSES

     Selling expense                                                 31,846         48,401         168,437        187,569
     General and administrative expense                              51,455         53,567         155,093        157,749
     Loss on sale of equipment                                           --             --           9,747             --
                                                              -------------  -------------   -------------  -------------

         Total operating expenses                                    83,301        101,968         333,277        345,318
                                                              -------------  -------------   -------------  -------------

              Income (loss) from operations                         (59,552)       (98,620)         48,013         39,456

OTHER INCOME (EXPENSE)                                                   58           (501)            470         (1,664)
                                                              -------------  -------------   -------------  -------------

              Income (loss) before income taxes                     (59,494)       (99,121)         48,483         37,792

PROVISION (CREDIT) FOR INCOME TAXES                                 (19,209)       (33,689)          9,001          7,535
                                                              -------------  -------------   -------------  -------------

NET INCOME (LOSS)                                                   (40,285)       (65,432)         39,482         30,257

     Preferred dividends                                            (32,018)       (32,018)        (96,054)       (96,054)
                                                              -------------  -------------   -------------  -------------

     Net loss applicable to common shareholders               $     (72,303) $     (97,450)  $     (56,572) $     (65,797)
                                                              =============  =============   =============  =============

INCOME (LOSS) PER SHARE
   OF COMMON STOCK                                            $        (.07) $        (.10)  $        (.06) $        (.07)
                                                              =============  =============   =============  =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                         March 31
                                                                                -------------------------
                                                                                  2003            2002
                                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $   39,482     $   30,257
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                              26,557         32,925
         Provision for bad debts                                                     4,815          4,815
         Loss on disposition of equipment                                            9,747             --
         Effects of changes in operating assets and liabilities:
              Receivables                                                           16,306         (8,077)
              Inventories                                                           (6,624)        68,903
              Prepaid expense                                                       15,978         26,019
              Prepaid income taxes                                                   1,316         11,220
              Accounts payable                                                     (47,428)       (16,718)
              Accrued expenses                                                      (2,896)         3,275
                                                                                ----------     ----------

                  Net cash provided by operating activities                         57,253        152,619
                                                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of equipment                                                 5,500             --
     Purchases of property and equipment                                            (8,661)        (4,215)
                                                                                ----------     ----------

                  Net cash used in investing activities                             (3,161)        (4,215)
                                                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on Series B notes                                          (28,978)       (26,662)
                                                                                ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           25,114        121,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     188,528        117,114
                                                                                ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  213,642     $  238,856
                                                                                ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period for:

     Interest                                                                   $    3,860
     Income taxes                                                                   (7,003)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - ORGANIZATION AND  BASIS OF PRESENTATION

Organization

Chase General Corporation and subsidiary (`the Company') operates in the confectionery products industry. As of March 31, 2003, the Company's operations were primarily conducted through its wholly-owned subsidiary, Dye Candy Company.

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

A summary of the Company's significant accounting policies is presented on pages 19 and 20 (not shown) of its 2002 Annual Report to Shareholders. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during the nine months ended March 31, 2003.

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

                    CHASE GENERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares as follows:

                                                                    Three Months Ended              Nine Months Ended
                                                                         March 31                       March 31
                                                                --------------------------     ------------------------
                                                                   2003            2002           2003          2002
                                                                ----------      ----------     ----------    ----------
Net income (loss)                                               $  (40,285)     $  (65,432)    $   39,482    $   30,257
                                                                ----------      ----------     ----------    ----------

Preferred dividend requirements:
     6% Prior Cumulative Preferred, $5 par value                    15,000          15,000         45,000        45,000
     5% Convertible Cumulative Preferred, $20 par value             17,018          17,018         51,054        51,054
                                                                ----------      ----------     ----------    ----------

         Total dividend requirements                                32,018          32,018         96,054        96,054
                                                                ----------      ----------     ----------    ----------

              Net loss to common shareholders                   $  (72,303)     $  (97,450)    $  (56,572)   $  (65,797)
                                                                ==========      ==========     ==========    ==========

         Weighted average of outstanding common shares             969,834         969,834        969,834       969,834
                                                                ==========      ==========     ==========    ==========

              Loss per share                                    $     (.07)     $     (.10)    $     (.06)   $     (.07)
                                                                ==========      ==========     ==========    ==========

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002:

Income from Operations

Net sales for the three months ended March 31, 2003 increased 3% to $248 thousand from $241 thousand in the three months ended March 31, 2002. The increase was primarily attributable to improved sales from an increase in prices to retailers of their chocolate products.

The gross profit margin was 9.57% in the three months ended March 31, 2003 compared to 1.4% in the comparable 2002 period. A reduction in the Company's cost for raw peanuts and discontinuing several repackaging items had the impact of improving the 2003 gross profit margin percentage. Selling, general and administrative expenses decreased 18%, primarily due to termination of the Company's sales manager in January and not putting a replacement into place until late March, as well as paying less sales incentive bonuses.

Loss from operations for the three months ended March 31, 2003 was $59,552, which represented a 40% decrease from the $98,620 loss reported during the comparable 2002 period.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2002:

Income from Operations

Net sales for the nine months ended March 31, 2003 increased 4% to $1.597 million from $1.532 million in the nine months ended March 31, 2002. The increase was primarily attributable to a wider distribution of mini mash produced for a major customer and an increase in the prices to retailers of their chocolate products.

The gross profit margin was 23.9% in the nine months ended March 31, 2003 compared to 25.1% in the comparable 2002 period. Revamping packaging to a clam shell, and manufacturing labor rate increases, had the impact of increasing costs by 5.9%. Selling, general and administrative expenses decreased 6%, primarily due to reduced office and sales personnel and lower sales incentive bonuses.

Income from operations for the nine months ended March 31, 2003 was $48,013, which represented a 22% increase from the $39,456 income reported during the comparable 2002 period.

                    CHASE GENERAL CORPORATION AND SUBSIDIARY


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company anticipates no capital expenditures. Cash increased $25,114 during the current nine month period.

Inventories increased $6,624 for this nine month period ending March 31, 2003, which is indictive of the Company being in its slower business cycle.

The Company believes that cash flow from Dye Candy Company's operating activities and cash on hand will be adequate to meet its liquidity requirements.

Cash and cash equivalents were $213,642 at March 31, 2003 compared to $188,528 at June 30, 2002. Working capital at March 31, 2003 was $425,401 and the current ratio was 6.7 to 1 compared to working capital at June 30, 2002 of $352,776 and a current ratio of 3.3 to 1. The increase in working capital is primarily due to the Company's completion of its busy season with an improvement in sales.

CASH FLOW FROM OPERATING ACTIVITIES

Cash provided by operating activities in the nine months ended March 31, 2003 was $57,253 compared to cash provided of $152,619 in the nine months ended March 31, 2002. The decrease in cash provided by operations for the nine months ended March 31, 2003 compared to the same period ended March 31, 2002 was mainly due to reduced payables.

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

                    CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the "Market Risk" section under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. - CONTROLS AND PROCEDURES

Chase General's chief financial officer is charged with making an evaluation of Chase General's disclosure controls and procedures. These controls and procedures are designed to ensure that information required to be disclosed in reports mandated by the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the required time periods. Additionally, these controls and procedures are designed to ensure that the appropriate information required to be disclosed in the reports is accumulated and communicated to Chase General's management, including Chase General's chief executive officer, to allow for timely decisions regarding disclosure. Chase General's chief financial officer has concluded, based upon his evaluation of these controls and procedures as of March 31, 2003 that Chase General's financial disclosure controls and procedures are effective.

Chase General's chief financial officer is also charged with making an evaluation as to the effectiveness of the design and operation of Chase General's internal controls and procedures for financial reporting purposes. Chase General's chief financial officer has concluded, based upon his evaluation of these controls and procedures as of March 31, 2003, that Chase General's internal controls and procedures are effective. Additionally, there have been no significant changes in Chase General's internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

                           PART II. OTHER INFORMATION

                    CHASE GENERAL CORPORATION AND SUBSIDIARY


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        a. None

        b. The total cumulative preferred stock dividends contingency at March 31, 2003 is $6,251,852.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a. Exhibits - 99.01 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b. Reports on Form 8-K: There were no reports on Form 8-K filed during January, February and March, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHASE GENERAL CORPORATION
                            -------------------------
                                   Registrant
     5-7-03                                       /s/ Barry M. Yantis
----------------                                  ------------------------------
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

Date: 5-7-03                                   /s/ Barry M. Yantis
                                               ---------------------------------
                                               Barry M. Yantis, President, CEO &
                                                Treasurer

                                  EXHIBIT INDEX

    Exhibit No.       Name
   -------------   ----------

      99.01 Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002