Form 10-K
period 2003-06-30
CHASE GENERAL CORP
filed 2003-09-26
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from              to             .

Commission file number 2-5916

CHASE GENERAL CORPORATION

(Exact name of registrant as specified in its charter)

Missouri	36-2667734
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3600 Leonard Road, St. Joseph, Missouri 64503

(Address of principal executive offices)

Registrants’ telephone number, including area code: (816) 279-1625

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of December 31, 2002 there were 969,834 shares of the registrant’s common stock, par value, which is the only outstanding class of common or voting stock of the registrant. The aggregate market value of the shares of common stock held by non-affiliates of registrant is not actively traded. Therefore, market value of the stock is unknown as of 60 days prior to the date of this filing.

PART I

Item 1 GENERAL DEVELOPMENT OF BUSINESS

Chase General Corporation was incorporated November 6, 1944 for the purpose of Manufacturing confectionery products. In 1970 Chase General Corporation acquired a 100% interest in its wholly-owned subsidiary, Dye Candy Company. (Chase General Corporation and Dye Candy Company are sometimes referred herein as “the Company”). This subsidiary is the main operating company for the reporting entity. There were no material acquisitions, dispositions, new developments, or changes in conducting business during the past five fiscal years. However, as of June 30, 1987, the working capital of the Company became impaired due to the maturity of $696,000 of notes payable. During the fiscal year end 1991 a portion of the notes were paid in full and the remaining notes were extended to December 20, 1994. Negotiation of a second extension of the notes began during fiscal year ended 1995. An extension to December 20, 2002 was unanimously accepted December 20, 1995. The notes were extended again on December 20, 2002 to December 20, 2004, with the agreement that this will be the final extension. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this filing for further information.

FINANCIAL INFORMATION ABOUT SEGMENTS

The subsidiary, Dye Candy Company, operates two division, Chase Candy Company and Poe Candy Company. Operations in Chase Candy Company involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. Operations in Poe Candy Company involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Division products are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Due to the similarities in the products manufactured, segment reporting for the two divisions is not maintained by Management and, accordingly, is not available for inclusion in this filing.

INDUSTRY AND MARKET TRENDS

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

(Continued)

INDUSTRY AND MARKET TRENDS (CONTINUED)

Prompt, efficient service are traits demanded in the confectionery industry, which results in a continual low volume of back-orders. Therefore, at no time during the year does the Company have a significant amount of back-orders.

BUSINESS STRATEGY AND OVERVIEW

Under the leadership of the CEO and his sales staff, the Company has stabilized its customer base. Certainly some customers were lost during 2003, but the Company is working to replace those customers. However, no major customers were lost during 2003. The Company continues to look for new markets but only when the addition of a new market is profitable.

Raw materials and packaging materials are produced on a national basis with products coming from most of the states of the United States. Raw materials and packaging materials are generally widely available, depending, of course, on common market influences.

The largest single revenue producing product, the “Cherry Mash” bar, is protected by a trademark registered with the United States Government Patents Office. Management considers this trademark very important to the Company. The trademark was renewed during the fiscal year ended June 30, 2003. This trademark expires in the year 2013. Management and its legal representatives do not expect any impediment to renewing this trademark prior to its expiration.

The principal products produced are as follows:

Chase Candy Division of Dye Candy Company produces a candy bar under the trade name of “Cherry Mash”. The bar is distributed in four case sizes:

(1)    60 count pack

(2)    12 boxes of 24 bars per box

(3)    200 count shipper box

(4)    96 count shipper box

In addition to the regular size bar, a “mini-mash” is distributed in four case sizes:

(1)    24 - 12 oz. Bags

(2)    6 jars - 60 bars per jar

(3)    23 # wrapped bars

(4)    22 # unwrapped bars

(Continued)

BUSINESS STRATEGY AND OVERVIEW (CONTINUED)

Poe Candy Division of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries. These products are distributed in bulk or packaged. Principal products include:

(1)	Coconut Bon-Bons	(6)	Peanut Brittle
(2)	Coconut Stacks	(7)	Peanut Clusters
(3)	Home Style Poe Fudge	(8)	Champion Crème Drops
(4)	Peco Flake	(9)	Jelly Candies
(5)	Peanut Squares

NEW PRODUCT DEVELOPMENT

At the present time there are no specific products that the Company is currently developing, although the Company continues to test various new products for distribution.

SALES AND MARKETING

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, and vendors. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2003, 2002, and 2001, this division accounted for 63%, 62%, and 57%, respectively, of the consolidated revenue of Dye Candy Company.

The Poe Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2003, 2002, and 2001, the division accounted for 37%, 38%, and 43%, respectively, of the consolidated revenue of Dye Candy Company.

The Company has no government contracts, foreign operations or export sales. In addition, all domestic sales are primarily in the Midwest region of the United States.

CUSTOMER SUPPORT

For the years ending June 30, 2003, 2002, and 2001, Associated Wholesale Grocers, accounted for 22.28%, 20.43%, and 25.64% of gross sales, respectively. For the years ending June 30, 2003, 2002, and 2001, Wal-Mart and its affiliates accounted for 22.79%, 16.12%, and 28.54% of gross sales, respectively. The loss of Associated Wholesale Grocers would not have an adverse effect on the Company as the customer purchases and distributes to retail outlets and these outlets would continue to demand products offered by Dye Candy Company. However, due to the affiliation certain outlets have with Wal-Mart, a loss of this customer would reduce gross sales. The Company continues to seek additional markets for its products.

(Continued)

COMPETITION

The confectionery market for the type of product produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery (candy) industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Crown Candy Company, Vermico Candy Company, and the Poe Division of Dye Candy Company with approximately 70% of the market share among them. In the United States, Sophie Mae and Old Dominion have approximately 80% of the market share of the peanut candy business in which the Poe Division operates. Dye Candy Company sells approximately 90% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Dye Candy Company’s market share in the coconut industry does not vary significantly from year to year.

Principal methods of competition the Company uses include quality of product, price, reduced transportation costs due to central location, and service. The Company’s competitive position is positively influenced by labor costs being lower than industry average. Chase General Corporation is firmly established in the confectionery market and through its operating divisions has many years’ experience associated with its name.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard.

EMPLOYEE AND LABOR RELATIONS

The Company employs approximately 20 full time personnel year round. This expands to approximately 50 full time personnel during the two busy production seasons in spring and fall.

REPORTS TO SECURITY HOLDERS

The registrant is not required to send the annual audit report, annual 10-K report and quarterly 10-Q reports to security holders since the stock is not actively traded. These reports are available at the Registrant’s registered office.

Item 2 PROPERTIES

The registrant operates from two buildings as follows:

Chase and Poe Warehouse - This building located in St. Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facility is currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse is sixty-nine years old and is in fair condition and adequate to meet present requirements. The warehouse has approximately 15,000 square feet and is not encumbered.

Chase General Office and Dye Candy Company Operating Plant - The building housing the office and plant is located in St. Joseph, Missouri, and was originally owned by Chase Building Corporation, a wholly-owned subsidiary of Dye Candy Company. In March, 1975, the subsidiary was liquidated by Dye Candy Company. Subsequently, the Company sold this facility, which then was leased from the purchaser in March, 1975. Refer to Note 7, “Notes to Financial Statements,” for terms of the lease. The building contains the general offices of Chase General Corporation, Dye Candy Company, and its divisions. The production plant of Dye Candy Company occupies the remainder of the building. The building was specifically designed for the type of operations conducted by the registrant and is adequate to meet present requirements. The production plant is approximately 20,000 square feet and the office is approximately 2,000 square feet. The Company’s lease on this building expires March 31, 2005.

Item 3 LEGAL PROCEEDINGS

The Company is not, and has not been, a party in any material pending legal proceedings, other than ordinary litigation incidental to its business, during the fiscal year ended June 30, 2003, nor are any such proceedings contemplated.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended June 30, 2003.

Item 5 MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)	Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

(b)	Security holders

As of September 15, 2003, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

PART II

Item 5	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (CONTINUED)

(c)	Dividends

(1)	Dividend history and restrictions

No dividends have been paid during the past three fiscal years. Refer to Note 1, “Notes to Financial Statements” for dividend restrictions.

(2)	Dividend policy

There is no set policy on the payment of dividends due to the financial condition of the Company and other factors. It is not anticipated that cash dividends will be paid in the foreseeable future.

(d)	Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Item 6 SELECTED FINANCIAL DATA

		6-30-2003	06-30-2002	06-30-2001	06-30-2000	06-30-1999
(i)	Net sales or operating revenue	$1,894,049	$1,843,484	$1,981,030	$2,129,785	$2,134,920
(ii)	Net income (loss)	$(13,665)	$1,390	$(27,191)	$42,284	$49,262
(iii)	Loss from continuing operations per common share *	$(.15)	$.13	$(.16)	$.09	$.09
(iv)	Total assets	$645,583	$711,416	$714,901	$800,691	$798,961
(v)	Long-term debt	$22,032	$51,010	$77,672	$127,672	$162,672
(vi)	Cash dividend declared per common share	$—	$—	$—	$—	$—

(b)	No additional years are necessary to keep the summary from being misleading.

*	Refer to Note 6, “Notes to Financial Statements” for computation of income (loss) from continuing operations per common share.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This form 10-K contains statements that plan for or anticipate the future. Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature. In this form 10-K, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements are made. These expectations, assumptions and uncertainties include: the Company’s expectation of heavier demand on working capital in the summer and winter months in anticipation of fall and spring sales; management’s belief that the Company has stabilized its customer base; the Company’s expectation to continue its efforts to expand the existing market area and increase sales to its customers; and management’s intent to maintain tight control of all expenditures.

(1)	LIQUIDITY AND SOURCES OF CAPITAL

Negative cash flows from operating activities were generated for fiscal year ended 2003 in the amount of $10,990. Positive cash flows from operating activities were generated for fiscal years ended June 30, 2002 and 2001 in the amounts of $126,472 and $74,261, respectively.

At various times during the years, and in anticipation of heavier cash demands due to seasonal production, plant improvements, and/or major promotional programs, it is the Company’s practice to invest in short term U.S. Treasury obligations or financial institution certificates of deposit. At June 30, 2003, 2002, and 2001, the Company had $115,000, $100,000, and $50,000, respectively, invested in short term certificates of deposit to meet the 2003, 2002, and 2001 fall production season.

The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated, adjustments to inventory levels are made accordingly. Raw material increased approximately $23,127 from June 30, 2002 to June 30, 2003. Raw materials decreased approximately $57,000 from June 30, 2001 to June 30, 2002. The current year increase can be attributed to the fact that purchase commitments at June 30, 2003 were approximately $67,000 lower than at June 30, 2002. Therefore, goods which had not been received in the prior year were already received in the current year. This decrease was due to approximately $15,000 in peanut contracts under prior year, approximately $16,000 decrease in coconut commitments, and approximately $36,000 decrease in purchase commitments of chocolate over prior year. The Company watches markets for these commodities, and purchases are made accordingly.

(Continued)

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Packaging materials were comparable from June 30, 2001 to June 30, 2002. The increase at June 30, 2003 of $40,085 compared to June 30, 2002 was due to the higher than normal purchases in 2003. These inventory items were purchased during the year ending June 30, 2003 to replenish inventory used in the current and future years production. Additionally, new packaging of a clam shell was introduced during the current year. These items were purchased in quantities large enough to fulfill the Company’s packaging needs for several seasons.

Finished goods inventory decreased $28,448 from June 30, 2002 to June 30, 2003. This decrease was due to timing of customer purchases of the Cherry Mash products. Goods in process remained comparable to prior years.

Finished goods inventory did not significantly change from June 30, 2001 to June 30, 2002. The slight increase was due to timing of customer purchases of the Cherry Mash products.

The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the past three years. The Company also continues to replace old equipment on a yearly basis in order to streamline operations. However, due to cash flow needs in other areas, the Company has not been able to update the equipment at any significant level. Expenditures of $15,254 were made during the year ended June 30, 2003 to upgrade and update existing production, transportation, and office equipment. Expenditures of $28,396 were made to upgrade and replace transportation and office equipment during the year ended June 30, 2002. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers in the next several years with no set target date. The anticipated cost of a new brittle cooker is approximately $8,000. The Company believes it needs two of these.

For the past nine years, the Company has not been indebted except for the series B notes. The entire outstanding amount at June 30, 2003, $22,032 is classified as long-term. On December 20, 1995 the notes were extended to December 20, 2002. On December 20, 2002, the Company received approval to extend the notes to December 20, 2004 at the current 6% rate of interest, with the agreement that this will be the final note extension. The remaining balance is related party notes payable. The outstanding amount of $51,010 at June 30, 2002, is classified as current. It is anticipated that acceleration of principal payments will continue as cash flow has been adequate for operations and equipment replacement. The note is expected to be paid by December 20, 2004.

The Company’s lease on its office and plant facility is effective through March 31, 2005 at $2,955 per month.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures.

(Continued)

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

There has been no material impact from inflation and changing prices on net sales and revenues or on income from continuing operations for the last three fiscal years.

(2)	RESULTS OF OPERATIONS

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations.

	2003	2002	2001
Net sales	100.00%	100.00%	100.00%
Cost of sales	77.10	75.38	80.11

Gross profit	22.90	24.62	19.89
Selling expense	11.76	13.38	11.75
General and administrative expense	12.19	11.11	9.98

Income (loss) from operations	(1.05)	.13	(1.84)
Interest income	.08	.13	.35
Miscellaneous income	.36	.09	.09
Interest expense	(.07)	(.21)	(.32)

Income (loss) before income taxes	(0.68)	.14	(1.72)
Provision (credit) for income taxes	.04	.06	(.15)

Net income (loss)	(0.72)%	.08%	(1.57)%

NET SALES

During the year ended June 30, 2003, net sales increased 2.7% from June 30, 2002 though June 30, 2003. The increase was due to promotions with customers and expansion of the sales market. Additionally, the Company continued to expand its sales through its website.

During the year ended June 30, 2002, net sales decreased 7% from June 30, 2001 through June 30, 2002. The decrease was due to fewer sales to customers as these customers’ number of operating facilities continued to decrease. In addition, sales decreased due to the uncertainty of the economy and terrorism activities on 9/11.

COST OF SALES

Cost of sales increased by 5.1% from June 30, 2002 through June 30, 2003 due to revamping packaging to a clam shell and manufacturing labor rate increases. The clam shell packaging is more universally accepted by confectionary brokers and improves shelf life of the candy.

Cost of sales decreased 12% from June 30, 2001 through June 30, 2002 due to the decrease in net sales, as well as, more efficient production, a reduction in payroll due to fewer employees needed for the operation of the company facilities.

GROSS PROFIT

Gross profit for the year ended June 30, 2003 decreased 4.4% as compared to the year ended June 30, 2002. This was due to revamping packaging to a clam shell and manufacturing labor rate increases that were greater than the increase in sales for the year.

Gross profit for the year ended June 30, 2002 increased 15.2% as compared to the year ended June 30, 2001 due to more efficient production and reducing the number of employees as discussed above.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2003 decreased 9.7% as compared to the year ended June 30, 2002. The majority of this decrease is due to a decrease in salaries and sales commissions. Sales salaries decreased due to the fact that the National Sales manager position was vacant several months during the year. Sales commissions decreased despite increased sales because much of the Company’s sales are to “house accounts” for which commissions are not paid.

Selling expenses for the year ended June 30, 2002 increased 6.0% as compared to the year ended June 30, 2001. This increase was due to an increase in promotions and bill backs in an attempt to increase sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 12.7% for the year ended June 30, 2003 as compared to the year ended June 30, 2002. Insurance expense increased $5,367 and the Company had losses of $24,994 on sales of equipment.

General and administrative expenses increased 3.6% for the year ended June 30, 2002 as compared to the year ended June 30, 2001. The main reason for this increase was an increase in insurance expense.

TOTAL OPERATING EXPENSES

Operating expenses increased 0.5% for the year ended June 30, 2003 as compared to the year ended June 30, 2002 for reasons described above.

Operating expenses increased 4.9% for the year ended June 30, 2002 as compared to the year ended June 30, 2001 for reasons described above.

OTHER INCOME (EXPENSE)

Other income and expense increased by $6,785 for the year ended June 30, 2003 as compared to the year ended June 30, 2002. This was due to an increase in miscellaneous income of $5,029 and a decrease in interest expense due to a portion of Notes Payable, Series B being paid off in the current year.

OTHER INCOME (EXPENSE) (CONTINUED)

Other income and expense decreased by $2,152 for the year ended June 30, 2002 as compared to the year ended June 30, 2001. This decrease was due to a decrease in interest income due to decreasing interest rates which were partially offset by a decrease in interest expense due to paying down a portion of Notes Payable, Series B.

INCOME (LOSS) BEFORE INCOME TAXES

Income (loss) before income taxes was $(12,847) for the year ended June 30, 2003. This decreased by $15,421 for the year ended June 30, 2003 as compared to the year ended June 30, 2002. Income (loss) before income taxes was $2,574 for the year ended June 30, 2002. This was a $36,550 increase as compare to the year ended June 30, 2001. The reason for the increase and decrease, respectively, are discussed above.

PROVISION (CREDIT) FOR INCOME TAXES

Provisions (credit) for income taxes was $818 for the year ended June 30, 2003. This was a decrease of $366 as compare to the year ended June 30, 2001. The decrease was due to lower pre-tax income offset by an increase in permanent nondeductible expenses for income taxes.

Provision (credit) for income taxes was $1,184 for the year ended June 30, 2002. This was an increase of $7,969 as compared to the year ended June 30, 2001. This increase was due to an increase in taxable income.

NET INCOME (LOSS)

Net income (loss) for the year ended June 30, 2003 was $(13,665) which is a decrease of $15,055 as compared to the year ended June 30, 2002. Net income (loss) for the year ended June 30, 2002 was $1,390 which is an increase of $28,581 as compared to the year ended June 30, 2001. The decrease and increase, respectively, are explained above.

(3)	OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

(4)	DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Payments Due By Period

Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 - 5 Years	More Than 5 Years
Notes payable, Series B	$22,032	$—	$22,032	$—	$—
Operating lease obligations	$62,055	$35,460	$26,595	$—	$—
Total	$84,087	$35,460	$48,627	$—	$—

Item 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Note 8, “Notes to Financial Statements” for fair value of financial instruments as of June 30, 2003.

Item 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements meeting the requirements of Regulation S-X are contained on pages 14 through 30 of the filing.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

[GRAPHIC APPEARS HERE]

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Chase General Corporation and Subsidiary

St. Joseph, Missouri

We have audited the accompanying consolidated balance sheet of Chase General Corporation and Subsidiary as of June 30, 2003, and the related consolidated statements of income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

[GRAPHIC APPEARS HERE]

Kansas City, Missouri

August 28, 2003

McGladrey & Pullen, LLP is a member firm of RSM International -

an affiliation of separate and independent legal entitles.

INDEPENDENT AUDITOR’S REPORT

Board of Directors

Chase General Corporation

St. Joseph, Missouri

We have audited the accompanying consolidated balance sheet of Chase General Corporation and subsidiary as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase General Corporation and subsidiary as of June 30, 2002, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

[GRAPHIC APPEARS HERE]

Clifton Gunderson LLP

St. Joseph, Missouri

August 22, 2002

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and 2002

ASSETS

	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$138,806	$188,528
Receivables:
Trade, less allowance for doubtful accounts of $10,050 in 2003 and $9,834 in 2002	146,691	121,918
Income tax refund claims	—	8,369
Inventories:
Finished goods	50,934	79,382
Goods in process	4,337	2,557
Raw materials	46,504	23,377
Packaging materials	100,720	60,635
Prepaid expenses	17,801	22,110

Total current assets	505,793	506,876

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	85,738	85,738
Machinery and equipment	684,791	680,995
Trucks and autos	89,747	172,709
Office equipment	51,081	50,237
Leasehold improvements	121,356	121,356

Total, at cost	1,067,713	1,146,035
Less accumulated depreciation	(927,923)	(941,495)

Total property and equipment	139,790	204,540

TOTAL ASSETS	$645,583	$711,416

These consolidated financial statements should be read

only in connection with the accompanying independent auditor’s report and notes to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
CURRENT LIABILITIES
Current maturities of notes payable, Series B (Note 2)	$—	$51,010
Accounts payable	48,717	66,600
Accrued expenses	30,215	36,490
Income taxes payable	968	—

Total current liabilities	79,900	154,100
LONG-TERM LIABILITIES
Notes payable, Series B, less current maturities (Note 2)	22,032	—

Total liabilities	101,932	154,100

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding: (Note 4)
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,860,000 and $1,830,000 respectively)	500,000	500,000
Series B (liquidation preference $1,815,000 and $1,785,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,316,809 and $4,258,276 respectively)	1,170,660	1,170,660
Series B (liquidation preference $703,501 and $693,962 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,922,345)	(5,908,680)

Total stockholders’ equity	543,651	557,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$645,583	$711,416

These consolidated financial statements should be read

only in connection with the accompanying independent auditor’s report and notes to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2003, 2002, and 2001

	2003	2002	2001
NET SALES	$1,894,049	$1,843,484	$1,981,030

COST OF SALES	1,460,386	1,389,708	1,587,058

Gross Profit	433,663	453,776	393,972

OPERATING EXPENSES
Selling expenses	222,710	246,639	232,750
General and administrative expenses	230,855	204,833	197,650

Total operating expenses	453,565	451,472	430,400

Income (loss) from operations	(19,902)	2,304	(36,428)

OTHER INCOME (EXPENSE)
Interest income	1,622	2,405	6,922
Miscellaneous income	6,755	1,726	1,690
Interest (expense) (Note 2)	(1,322)	(3,861)	(6,160)

Total other income (expense)	7,055	270	2,452

Income (loss) before income taxes	(12,847)	2,574	(33,976)

PROVISION (CREDIT) FOR INCOME TAXES (NOTE 5)	818	1,184	(6,785)

NET INCOME (LOSS)	(13,665)	1,390	(27,191)

Preferred dividends	(128,072)	(128,072)	(128,072)

Net loss applicable to common stockholders	$(141,737)	$(126,682)	$(155,263)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(.15)	$(.13)	$(.16)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	$969,834	$969,834	$969,834

These consolidated financial statements should be read

only in connection with the accompanying independent auditor’s report and notes to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2003, 2002, and 2001

	Prior Cumulative Preferred Stock		Cumulative Preferred Stock		Common Stock	Paid-in Capital	Accumulated Deficit	Total
	Series A	Series B	Series A	Series B
BALANCE (DEFICIT), JULY 1, 2000	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,882,879)	$583,117
Net loss	—	—	—	—	—	—	(27,191)	(27,191)

BALANCE (DEFICIT), JUNE 30, 2001	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,910,070)	555,926
Net income	—	—	—	—	—	—	1,390	1,390

BALANCE (DEFICIT), JUNE 30, 2002	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,908,680)	557,316
Net loss	—	—	—	—	—	—	(13,665)	(13,665)

BALANCE (DEFICIT), JUNE 30, 2003	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,922,345)	$543,651

These consolidated financial statements should be read

only in connection with the accompanying independent auditor’s report and notes to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2003, 2002, and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers	$1,869,492	$1,874,065	$2,010,278
Interest received	1,622	2,405	6,922
Other income	6,755	1,726	1,689
Cost of sales, selling, general and administrative expenses paid	(1,876,478)	(1,745,563)	(1,924,698)
Interest paid	(3,862)	(6,161)	(8,710)
Income tax refund received	(8,519)	—	(11,220)

Net cash provided by (used in) operating activities	(10,990)	126,472	74,261

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(15,254)	(28,396)	(53,926)
Proceeds from sale of property and equipment	5,500	—	—

Net cash (used in) investing activities	(9,754)	(28,396)	(53,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	(28,978)	(26,662)	(50,000)

Net cash (used in) financing activities	(28,978)	(26,662)	(50,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,722)	71,414	(29,665)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	188,528	117,114	146,779

CASH AND CASH EQUIVALENTS, END OF YEAR	$138,806	$188,528	$117,114

These consolidated financial statements should be read

only in connection with the accompanying independent auditor’s report and notes to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2003, 2002, and 2001

	2003	2002	2001
RECONCILIATION OF NET INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(13,665)	$1,390	$(27,191)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	49,510	48,061	48,069
Loss on sale of equipment	24,994	—	—
Provision for doubtful accounts	216	1,333	2,225
Effects of changes in operating assets and liabilities:
Trade receivable	(24,989)	(22,757)	26,299
Other receivable	—	—	3,239
Income tax refund claims receivable	8,369	9,904	(17,117)
Inventories	(36,544)	54,258	46,980
Prepaid expenses	4,309	12,496	354
Income taxes payable	968	—	—
Accounts payable	(17,883)	20,598	(8,716)
Accrued expenses	(6,275)	1,189	119

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10,990)	$126,472	$74,261

These consolidated financial statements should be read

only in connection with the accompanying independent auditor’s report and notes to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Chase General Corporation (the Company) was incorporated on November 6, 1944 in the State of Missouri for the purpose of manufacturing confectionery products. The Company grants credit terms to substantially all customers, consisting of repackers, grocery accounts, and national syndicate accounts, who are primarily located in the Midwest region of the United States.

Significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Dye Candy Company. All intercompany transactions and balances have been eliminated in consolidation.

SEGMENT REPORTING OF THE BUSINESS

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Company and Poe Candy Company. Operations in Chase Candy Company involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. Operations in Poe Candy Company involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Division products are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Due to the similarities in the products manufactured, segment reporting for the two divisions is not maintained by Management and, accordingly, has not been disclosed in these consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

The Company recognizes revenues as product is shipped to the customers. Net sales are comprised of the total sales billed during the period less the estimated returns, customer allowances, freight paid on these shipped goods, and customer discounts. Freight expense on goods shipped for the years ended June 30, 2003, 2002 and 2001 were $103,764, $105,039 and $127,843, respectively.

RECEIVABLES

Accounts receivable are uncollateralized customer obligation which generally require payment within thirty days from the invoice date. Accounts receivable are stated at the invoice amount as no interest is charged to the customer for any past due amounts. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts.

INVENTORIES

Inventories are carried at the “lower of cost or market value,” with cost being determined on the “first-in, first-out” basis of accounting. Finished goods and goods in process include a provision for manufacturing overhead.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company’s property and equipment are being depreciated on straight-line and accelerated methods over the following estimated useful lives:

Buildings	25 years
Machinery and equipment	3 – 10 years
Trucks and autos	3 – 5 years
Office Equipment	5 – 10 years
Leasehold improvements	8 – 31.5 years

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EARNINGS PER SHARE

Basic Earnings Per Common Share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Common Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share, no diluted earnings per share shall be presented.

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2003	2002	2001
Shares issuable upon conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000	400,000
Shares issuable upon conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000	375,000
Shares issuable upon conversion of Series A Cumulative Preferred Stock	222,133	222,133	222,133
Shares issuable upon conversion of Series B Cumulative Preferred Stock	36,200	36,200	36,200

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which will be effective for us beginning July 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2003, the FASB issued SFAS No. 150 (SFAS 150) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This will be effective for us beginning July 1, 2003.

We have assessed the impact of SFAS No. 143 and SFAS No. 150, and estimate that the impact of these standards will not be material to our financial condition, results of operations or liquidity.

NOTE 2 - NOTES PAYABLE, SERIES B

As of June 30, 2003 and 2002, the outstanding Series B notes total $22,032 and $51,010, respectively. Of these amounts $22,032 are owed to officers and directors of the Company for each year. Effective December 20, 2002 (maturity date of the outstanding Series B notes), the notes were extended to December 20, 2004 at 6% interest rate, with the agreement that this will be the final note extension.

Related party interest expense was $1,322, $1,542 and $2,330 for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company has agreed to secure the payment of principal and interest on the notes by the pledge of the capital stock of Dye Candy Company under an indenture dated December 1, 1967, and supplemental indenture dated June 30, 1970.

The indenture provides for a sinking fund deposit to be made by the Company each year of not less than one-fourth of the Company’s fiscal year “surplus net earnings,” which exceeds the amount of interest required to be paid on the outstanding notes. If at any time the sinking fund deposits aggregate $10,000 or more, the same will be applied to prepayment of the notes outstanding. At June 30, 2003 and 2002, there was no sinking fund requirement. The “surplus net earnings” is the amount by which the consolidated net income, after adding back the current year’s interest on the outstanding notes, exceeds a $25,000 working capital reserve.

See Note 3 for computation of “surplus net earnings” and sinking fund requirements for years ended June 30, 2003, 2002, and 2001.

Dividends, other than stock dividends, may not be paid on capital stock at any time interest on the notes is not current.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - “SURPLUS NET EARNINGS” AND SINKING FUND REQUIREMENTS

The following is an analysis of the computation of the “surplus net earnings (loss)” and sinking fund requirements for years ended June 30:

	2003	2002	2001
NET INCOME (LOSS)
Chase General Corporation	$(8,986)	$(12,612)	$(11,446)
Dye Candy Company	(4,679)	14,002	(15,745)

Consolidated net income (loss)	(13,665)	1,390	(27,191)
NON-ALLOWANCE EXPENSE DEDUCTION
Interest on indebtedness	1,322	3,861	6,160

Net income (loss) basis for “surplus net earnings”	(12,343)	5,251	(21,031)
DEDUCTIONS FROM INCOME BASIS
Set aside as reserve for accumulation of working capital	25,000	25,000	25,000

“Surplus net earnings (loss)”	(37,343)	(19,749)	(46,031)
INTEREST PAYMENT REQUIRED	1,322	3,861	6,160

EXCESS “SURPLUS NET EARNINGS (LOSS)” OVER INTEREST PAYMENT REQUIRED	$(38,665)	$(23,610)	$(52,191)

SINKING FUND REQUIREMENT	$—	$—	$—

NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2003 and 2002 is as follows:

	Shares
	Authorized	Issued and Outstanding
Prior Cumulative Preferred Stock, $5 par value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK (CONTINUED)

	Shares
	Authorized	Issued and Outstanding
Cumulative Preferred Stock, $20 par value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 par value:
Reserved for conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2003 and 2002, totaled $6,283,870 and $6,155,798, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30:

	2003	2002
6% Convertible
Series A	$13	$13
Series B	13	13

5% Convertible
Series A	54	53
Series B	54	53

Six percent convertible prior cumulative preferred stock may, upon thirty days prior notice, be redeemed by the Corporation at $5.25 a share plus unpaid accrued dividends to date of redemption. In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends. It may be exchanged for common stock at the option of the shareholders in the ratio of 4 common shares for one share of Series A and 3.75 common shares for one share of Series B.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PROVISION (CREDIT) FOR INCOME TAXES

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income (loss) for the years ended June 30, 2003, 2002 and 2001 due to the following:

	2003	2002	2001
Computed “expected” tax (benefit)	$(1,927)	$386	$(5,096)
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes	(770)	345	(1,887)
Nondeductible expenses	206	453	198
Other	3,309	—	—

	$818	$1,184	$(6,785)

NOTE 6 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:

	2003	2002	2001
Net income (loss)	$(13,665)	$1,390	$(27,191)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072	68,072

Total dividend requirements	128,072	128,072	128,072

Net (loss) - common stockholders	$(141,737)	$(126,682)	$(155,263)

Weighted average of outstanding common shares	969,834	969,834	969,384

Loss per share	$(.15)	$(.13)	$(.16)

No computation was made on common stock equivalents outstanding at year-end because earnings per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS

Dye Candy Company leases its manufacturing facility located at 3600 Leonard Road, St. Joseph, Missouri. The period of the lease is from April 1, 1995 through March 31, 2005, and requires payments of $2,955 per month. Rental expense was $35,460 for the years ended June 30, 2003, 2002, and 2001. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30, 2004	$35,460
Year ending June 30, 2005	26,595

Total	$62,055

As of June 30, 2003, the Company had raw materials purchase commitments with three vendors totaling $34,073.

NOTE 8 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 9 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2003, 2002 and 2001, two customers accounted for 45.07%, 36.56% and 54.18%, respectively, of the gross sales. For the years ending June 30, 2003 and 2002 one customer accounted for 43.5% and 30.42%, respectively, of net accounts receivable.

Item 9	CHANGE IN AND DISAGREEMENTS WITH ACCCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2003, we engaged McGladrey & Pullen, LLP as our independent auditors for the year ended June 30, 2003 and dismissed our former independent auditors, Clifton Gunderson LLP as of June 20, 2003 which received Board approval. None of the reports of our former auditors in respect of our financial statements for Fiscal 2002 or Fiscal 2001 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years and to the date of their dismissal, there have been no disagreements between us and our former auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former auditors, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

We did not consult with McGladrey & Pullen, LLP on any issues prior to us engaging McGladrey & Pullen, LLP on June 30, 2003.

PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	58	1980 to present	One year
Brett A. Yantis	35	January 21, 1999 to present	One year
Brian A. Yantis	57	July 16, 1986 to present	One year

An insufficient number of proxies were returned by the shareholders for the January 14, 2003 annual stockholder meeting. Therefore, the Directors noted above are continuing for an additional one-year term.

See Item 10(b) for offices held by Barry M. Yantis, Brett A. Yantis, and Brian A. Yantis.

(b)	Executive Officers

Name	Age	Position	Years of Service as an Officer	Term
Barry M. Yantis	58	President, CEO and Treasurer	24	Until successor elected
Brett A. Yantis	35	Vice President	1	Until successor elected
Brian A. Yantis	57	Secretary	12	Until successor elected

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

(c)	Certain Significant Employees

There are no significant employees other than above.

(d)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

(e)	Business Experience

(1)	Barry M. Yantis, president and treasurer has been an officer of the Company for twenty-four years, fourteen years as vice-president and ten years as president. He has been on the board of directors for twenty-four years and has been associated with the candy business for twenty-eight years.

Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett was elected Vice President in January, 2003. Brett has been associated with the Company for nine years.

Brian A. Yantis, secretary has been an officer of the Company since May 1992. He has been associated with the insurance business for twenty-nine years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past fourteen years.

(2)	The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

(f)	Involvement in Certain Legal Proceedings

Not applicable

(g)	Promoters and Control Persons

Not applicable

(h)	Audit Committee Financial Expert

Registrant is not required to have an audit committee since the stock is not actively traded. The Board of Directors effectively operates as the audit committee.

Item 11 EXECUTIVE COMPENSATION

(a)	General

Executive officers are compensated for their services as set forth in the Summary Compensation Table. These salaries are approved yearly by the Board of Directors.

(b)

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option/ SARs (#)	LTIP Payouts	All other Compensation
Barry M. Yantis	1) 06-30-03	$106,000	$6,667	$—	—	—	—	—
Barry M. Yantis	1) 06-30-02	$106,000	$—	$5,000	—	—	—	—
Barry M. Yantis	1) 06-30-01	$115,800	$10,000	$2,240	—	—	—	—

1)	CEO, President and Treasurer
2)	No other compensation than that which is listed in compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive awards table

Not applicable

(f)	Defined benefit or actuarial plan disclosure

Not applicable

(g)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2003, $137 of travel expenses were reimbursed to board members, Brian A. Yantis, and Barry M. Yantis, respectively.

(h)	Employment contracts and termination of employment and change in control arrangements

No employment contracts exist with any executive officers. In addition, there are no contracts currently in place regarding termination of employment or change in control arrangements.

Item 11 EXECUTIVE COMPENSATION (CONTINUED)

(i)	Report on repricing of option/SARs

Not applicable

(j)	Additional information with respect to compensation committee interlocks and insider participation in compensation decisions

The registrant has no formal compensation committee. The Board of Directors, Brian A. Yantis, Barry M. Yantis, and Brett A. Yantis (all current officers of the Company) annually approve the compensation of Barry M. Yantis, CEO, President and Treasurer.

(k)	Board compensation committee report on executive compensation

The board bases the annual salary of the CEO on the Company’s prior year performance. The criteria is based upon, but is not limited to, market area expansion, gross profit improvement, control of operating expenses, generation of positive cash flow, and hours devoted to the business during the previous fiscal year.

(l)	Performance graph

Not applicable as there are no dividends available to distribute to common stockholders after preferred dividends are met. In addition, there is no market value price for the common stock (par value $1 per share) as there is no public trading market for the Company’s stock.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address	Amounts and Nature of Beneficial Ownership		% of Class
(a) Security ownership of certain beneficial owners

Common; par value $1 per share	Barry Yantis, CEO & Director	194,385	(1)	16.8	%(2)
	5605 Osage Drive
	St. Joseph, Mo.
	64503

	Brian Yantis, Officer & Director	97,192	(3)	8.4	%(4)
	1210 E. Clarendon
	Arlington Heights, IL.
	60004

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address	Amounts and Nature of Beneficial Ownership	% of Class
(b) Security ownership of management

Common; par value $1 per share	Two directors and CEO as a group	110,856	11.4%

Prior Cumulative Preferred, $5 par value: Series A, 6% convertible	Two directors and CEO as a group	21,533	21.5%

Prior Cumulative Preferred $5 par value: Series B, 6% convertible	Two directors and CEO as a group	21,533	21.5%

Cumulative Preferred, $20 par value: Series A, $5 convertible	Two directors and CEO as a group	3,017	5.2%

Cumulative Preferred, $20 par value: Series B, $5 convertible	Two directors and CEO as a group	630	6.6%

(1) Includes 120,477 shares which could be received within 30 days upon conversion of preferred stock.

(2) Reflects the percentage 194,385 shares would represent if the 120,477 shares above were converted to common stock.

(3) Includes $60,244 shares which could be received within 30 days upon conversion of preferred stock.

(4) Reflects the percentage 97,192 shares would represent if the 60,244 shares above were converted to common stock.

(c)	No known change of control is anticipated.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with management and others

No reportable transactions with management and others, to which the registrant or its subsidiary was a party, have occurred since the registrant’s last fiscal year. In addition, there are no such currently proposed transactions.

(b)	Certain business relationships

Not applicable

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

Item 14 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of the Form 10-K

(1)	The following are included in Part II of this report:

Page Number
Independent Auditor’s Report	15
Consolidated Balance Sheets - June 30, 2003 and 2002	17 - 18
Consolidated Statements of Operations for the years ended June 30, 2003, 2002, and 2001	19
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2003, 2002, and 2001	20
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002, and 2001	21 - 22
Notes to Consolidated Financial Statements	23 - 30

Item	15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(2)	The following are included in Part IV of this report:

Independent Auditor’s Report on Supplemental Schedules	38 - 39

Schedule I: Condensed Financial Information of the Registrant	40 - 42

Schedule II: Valuation and Qualifying Accounts, June 30, 2003, 2002, and 2001	43

(b)	Reports on Form 8-K

Form 8-K was filed on June 23, 2003 of the year ended June 30, 2003 to report the resignation of auditors, Clifton Gunderson LLP.

(c)	Exhibits required by Item 601 of Regulation S-K

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

(3)	Articles of Incorporation and By-Laws

The following explanations are included in “Notes to Financial Statements” in Part II of this report:

(4)	Rights of security holders including indentures - Refer to Notes 2 and 4.

(11)	Computation of per share earnings - Refer to Note 6.

(21)	Subsidiaries of registrant - Refer to Note 1.

(31)	Certification

(32)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(d)	Financial statement schedules required by Regulation S-X

Schedules required by Regulation S-X contained on page 39 through 43 have been excluded from the annual report to the shareholders.

SUPPLEMENTAL INFORMATION TO BE FURNISHED, FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934.

(1)	With this filing, the Registrant is furnishing to the Commission four (4) copies of the Proxy Statement regarding the January 14, 2003 annual meeting mailed to security holders during the 2004 fiscal year.

(2)	For the 2004 fiscal year, the Registrant will furnish a copy of the annual report and any Proxy information to the Commission at time the aforementioned are mailed to security holders.

[GRAPHIC APPEARS HERE]

INDEPENDENT AUDITOR’S REPORT

ON THE SUPPLEMENTAL SCHEDULES

To the Board of Directors

Chase General Corporation

St. Joseph, Missouri

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedules I and II are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

[GRAPHIC APPEARS HERE]

Kansas City, Missouri

August 28, 2003

McGladrey & Pullen, LLP is a member firm of RSM International -

an affiliation of separate and independent legal entitles.

SCHEDULE I

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CHASE GENERAL CORPORATION

(Registrant Only)

CONDENSED BALANCE SHEETS

June 30, 2003 and 2002

	2003	2002
ASSETS

Investment in subsidiary - at equity	$567,005	$612,188

TOTAL ASSETS	$567,005	$612,188

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Series B notes payable and accrued interest, unrelated parties	$—	$23,576
Series B notes payable and accrued interest, related parties	23,354	31,296

Total liabilities	23,354	54,872

Capital stock	3,331,274	3,331,274
Paid in capital in excess of par	3,134,722	3,134,722
Accumulated (deficit)	(5,922,345)	(5,908,680)

Total stockholders’ equity	543,651	557,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567,005	$612,188

(1)	The restricted assets of 100% consolidated subsidiary, Dye Candy Company, are $645,583 and $711,416 as of June 30, 2003 and 2002, respectively. See “Notes to Financial Statements” in Part II of this report for restrictions.
(2)	No cash dividends have been paid by the registrants’ wholly-owned subsidiary, Dye Candy Company, during the past three fiscal years.

(Continued)

SCHEDULE I

(Continued)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CHASE GENERAL CORPORATION

(Registrant Only)

CONDENSED STATEMENTS OF OPERATIONS

Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
REVENUE

Equity in net income (loss) of subsidiary	$(4,679)	$14,000	$(15,745)

Total revenue	(4,679)	14,000	(15,745)

EXPENSE

General and administrative	11,582	11,546	8,399
Interest	1,322	3,861	6,160

Total expense	12,904	15,407	14,559

Income (loss) before income taxes	(17,583)	(1,407)	(30,304)

CREDIT FOR INCOME TAXES	(3,918)	(2,797)	(3,113)

NET INCOME (LOSS)	$(13,665)	$1,390	$(27,191)

(Continued)

SCHEDULE I

(Continued)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CHASE GENERAL CORPORATION

(Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES

General and administrative expenses paid	$(11,582)	$(11,546)	$(8,399)
Interest paid	(3,862)	(6,160)	(8,842)
Income tax refund received	(2,797)	(3,113)	2,689

Net cash used in operating activities	(18,241)	(20,819)	(14,552)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances received from wholly owned subsidiary	47,219	47,481	64,552

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on Series B notes payable	(28,978)	(26,662)	(50,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—	$—

(Continued)

SCHEDULE I

(Continued)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CHASE GENERAL CORPORATION

(Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001
RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Net income (loss)	$(13,665)	$1,390	$(27,191)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (income) loss from wholly owned subsidiary	4,679	(14,000)	15,745
Effects of changes in operating assets and liabilities:
Accrued interest	(2,539)	(2,299)	(2,550)
Income tax refund claims receivable	(6,715)	(5,910)	(556)

NET CASH USED IN OPERATING ACTIVITIES	$(18,240)	$(20,819)	$(14,552)

SCHEDULE II

CHASE GENERAL CORPORATION AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

June 30, 2003, 2002, and 2001

Column A	Column B	Column C Additions	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions *	Balance at end of Period
Valuation accounts deducted from assets to which they apply for doubtful accounts receivable:

June 30, 2003	$9,834	$216	$—	$10,050
June 30, 2002	10,669	1,333	2,168	9,834
June 30, 2001	11,393	2,225	2,949	10,669

*	Represents accounts written off, net of (recoveries), for the respective years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date:	9-25-03	By:	/S/ BARRY M. YANTIS
Barry M. Yantis, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

/S/ BARRY M. YANTIS Barry M. Yantis	President, Treasurer (Principal Executive Officer and Chief Financial and Accounting Officer) and Director	9-25-03 Date

/S/ BRETT YANTIS Brett Yantis	Vice-President and Director	9-25-03 Date

/S/ BRIAN A. YANTIS Brian A. Yantis	Secretary and Director	9-23-03 Date