Form 10QSB
period 2003-09-30
CHASE GENERAL CORP
filed 2003-11-10
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 2-5916

CHASE GENERAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Missouri	36-2667734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3600 Leonard Road, St. Joseph, Missouri 64503

(Address of principal executive offices)

(816) 279-1625

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☐☒

As of October 31, 2003, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐  No  ☒

CHASE GENERAL CORPORATION

Index

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2003 (Unaudited) and June 30, 2003	3

	Condensed Consolidated Statements of Operations - For the Three Months Ended September 30, 2003 and 2002 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows - For the Three Months Ended September 30, 2003 and 2002 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal proceedings - None

Item 2.	Changes In Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		13

Exhibit 31 -	Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32 -	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	June 30, 2003
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$134,518	$138,806
Trade receivables, net	145,810	146,691
Income tax refund claims receivable	1,484	—
Inventories:
Finished goods	226,262	50,934
Goods in process	5,791	4,337
Raw materials	62,098	46,504
Packaging materials	102,088	100,720
Prepaid expenses	4,243	17,801

Total current assets	682,294	505,793

PROPERTY AND EQUIPMENT - NET	130,719	139,790

TOTAL ASSETS	$813,013	$645,583

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2003	June 30, 2003
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$234,274	$48,717
Accrued expenses	31,867	31,183

Total current liabilities	266,141	79,900

LONG-TERM LIABILITIES

Notes payable, Series B	22,032	22,032

Total liabilities	288,173	101,932

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,867,500 and $1,860,000 respectively)	500,000	500,000
Series B (liquidation preference $1,822,500 and $1,815,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,331,442 and $4,316,809 respectively)	1,170,660	1,170,660
Series B (liquidation preference $705,886 and $703,501 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,941,156)	(5,922,345)

Total stockholders’ equity	524,840	543,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,013	$645,583

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
	2003	2002
NET SALES	$342,782	$326,374

COST OF SALES	248,591	261,403

Gross profit on sales	94,191	64,971

OPERATING EXPENSES

Selling expense	48,823	43,972
General and administrative expenses	69,156	57,555

Total operating expenses	117,979	101,527

(Loss) from operations	(23,788)	(36,556)

OTHER INCOME (EXPENSE)	3,493	(177)

Net (loss) before income taxes (credits)	(20,295)	(36,733)

CREDIT FOR INCOME TAXES	(1,484)	(7,324)

NET (LOSS)	(18,811)	(29,409)

Preferred dividends	(32,018)	(32,018)

Net (loss) applicable to common stockholders	$(50,829)	$(61,427)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(.05)	$(.06)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(18,811)	$(29,409)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	9,071	8,853
Provision for bad debts	1,605	1,605
Loss on disposition of equipment	—	9,747
Effects of changes in operating assets and liabilities:
Receivables	(2,208)	(20,543)
Inventories	(193,744)	(194,678)
Prepaid expense	13,558	20,935
Accounts payable	185,557	96,506
Accrued expenses	684	(2,118)

Net cash used in operating activities	(4,288)	(109,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	5,804

Net cash provided by investing activities	—	5,804

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,288)	(103,298)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,806	188,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,518	$85,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$968	$—

Interest	$—	$—

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2003 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2003 and for the three months ended September 30, 2002 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2003. The results of operations and cash flows for the three months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended September 30
	2003	2002
Net (loss)	$(18,811)	$(29,409)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net (loss) common stockholders	$(50,829)	$(61,427)

Weighted average of outstanding common shares	969,834	969,834

Net (loss) per share - basic and diluted	$(.05)	$(.06)

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at September 30, 2003 and 2002, totaled $6,315,888 and $6,187,816, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

	Three Months Ended September 30
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

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in Item 7 of the Annual Report on Form 10-K for the year ended June 30, 2003.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to Chase’s financial condition and results of operations. Management’s Discussion and Analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

OVERVIEW

Chase General is a holding company for its wholly-owned subsidiary, Dye Candy Company. This subsidiary is the main operating Company that is engaged in the manufacture of confectionery products which are sold primarily to wholesale houses, grocery accounts, vendors, and repackers. The subsidiary (Company) operates two divisions, Chase Candy Company and Poe Candy Company, which share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two division is not maintained by Management.

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended September 30
	2003	2002
Net sales	100%	100%
Cost of sales	73	80

Gross profit	27	20

Operating expenses	34	31

Net (loss) from operations	(7)	(11)
Net (loss) before income taxes	(6)	(11)
Credit for income taxes	—	2

Net (loss)	(6)%	(9)%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales increased $16,408 or 5% for the three months ended September 30, 2003 to $342,782 compared to $326,374 for the three months ended September 30, 2002. Gross sales for Chase Candy Company increased $22,200 to $361,732 for the three months ended September 30, 2003 compared to $339,532 for 2002. Gross sales for Poe Candy Company decreased $7,209 to $14,021 for the three months ended September 30, 2003 compared to $21,230 for 2002.

The overall increase in net sales for the three month period ended September 30, 2003 is primarily due to expansion of the sales market and its website sales.

COST OF SALES

The cost of sales decreased $12,812 to $248,591 decreasing to 73% of related revenues for the three months ended September 30, 2003, compared to $261,403 or 80% of related revenues for the three months ended September 30, 2002. The decrease is due to improved packaging design, that was instituted in the previous year and lower equipment maintenance costs.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2003 increased $4,851 to $48,823, and increased to 14% of sales, compared to $43,972 or 13% of sales for the three months ended September 30, 2002. The increase in selling expenses and increase as a percentage of sales are due to the Company’s increased sales and marketing activity.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2003 increased $11,601 to $69,156, and increased to 20% of sales, compared to $57,555 or 18% of sales for the three months ended September 30, 2002. The increase as a percentage of sales is due to increased professional fees and insurance costs.

OTHER INCOME (EXPENSE)

Other income and expense increased by $3,670 for the three months ended September 30, 2003 to $3,493 and increased to 1% of sales, compared to $(177) for the three months ended September 30, 2002. This was due to an increase in miscellaneous income of $3,353 and a decrease in interest expense due to a portion of Notes Payable, Series B being paid off in the prior year.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CREDIT FOR INCOME TAXES

The Company recorded a tax benefit for the three months ended September 30, 2003 of $1,484 as compared to a tax benefit of $7,324 for the three months ended September 30, 2002. This decrease of $5,840 was due to lower loss for the current period and less to carryback to prior periods.

NET LOSS

The Company reported a net loss for the quarter ended September 30, 2003 of $18,811, compared to a net loss of $29,409 for the quarter ended September 30, 2002. This decrease of $10,598 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three months ended September 30, 2003 and 2002, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders for the three months ended September 30, 2003 was $(50,829) which is a decrease of $10,598 as compared to the three months ended September 30, 2002. The decrease is explained above.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has been able to fund its operating cash requirements from operations.

The Company believes it has sufficient resources to finance its current operations for at least the next twelve months through working capital. Cash and cash equivalents decreased $4,288 to $134,518 at September 30, 2003 from $138,806 at June 30, 2003. To date, there are no material commitments by the Company for capital expenditures. At September 30, 2003, the Company’s accumulated deficit was $5,941,156, compared to accumulated deficit of $5,922,345 as of June 30, 2003. Working capital as of September 30, 2003 decreased 2% to $416,153 from $425,893 as of June 30, 2003.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its existing customers. Management also intends to continue tight control on all expenditures.

There has been no material impact from inflation and changing prices on net sales or on income from continuing operations for the last three months.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 3. - CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2003 is $6,315,888.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant in the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated: November 7, 2003	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer, Treasurer and Chairman of the Board