Form 10QSB
period 2003-12-31
CHASE GENERAL CORP
filed 2004-02-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(816) 279-1625

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of January 31, 2004, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐; No ☒

CHASE GENERAL CORPORATION

Index

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2003 (Unaudited) and June 30, 2003	3

Condensed Consolidated Statements of Operations - For the Three Months Ended December 31, 2003 and 2002 (Unaudited)	5

Condensed Consolidated Statements of Operations - For the Six Months Ended December 31, 2003 and 2002 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows - For the Six Months Ended December 31, 2003 and 2002 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal proceedings - None

Item 2. Changes In Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	16

Exhibit 31 -	Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	17

Exhibit 32 -	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2003	June 30, 2003
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$342,878	$138,806
Trade receivables, net	114,218	146,691
Inventories:
Finished goods	12,962	50,934
Goods in process	6,232	4,337
Raw materials	60,627	46,504
Packaging materials	120,134	100,720
Prepaid expenses	1,967	17,801

Total current assets	659,018	505,793
PROPERTY AND EQUIPMENT - NET	136,825	139,790

TOTAL ASSETS	$795,843	$645,583

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2003	June 30, 2003
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$49,784	$48,717
Accrued expenses	59,599	31,183

Total current liabilities	109,383	79,900
LONG-TERM LIABILITIES
Notes payable, Series B	7,032	22,032

Total liabilities	116,415	101,932

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,875,000 and $1,860,000 respectively)	500,000	500,000
Series B (liquidation preference $1,830,000 and $1,815,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,346,075 and $4,316,809 respectively)	1,170,660	1,170,660
Series B (liquidation preference $708,271 and $703,501 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,786,568)	(5,922,345)

Total stockholders’ equity	679,428	543,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$795,843	$645,583

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31
	2003	2002
NET SALES	$1,104,450	$1,022,055
COST OF SALES	729,296	729,485

Gross profit on sales	375,154	292,570

OPERATING EXPENSES
Selling expense	100,773	92,619
General and administrative expenses	57,234	55,830

Total operating expenses	158,007	148,449

Income from operations	217,147	144,121
OTHER INCOME (EXPENSE)	200	589

Net income before income taxes	217,347	144,710
PROVISION FOR INCOME TAXES	62,759	35,534

NET INCOME	154,588	109,176
Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$122,570	$77,158

NET INCOME PER SHARE OF COMMON STOCK - BASIC	$.13	$.08

NET INCOME PER SHARE OF COMMON STOCK - DILUTED	$.08	$.05

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31
	2003	2002
NET SALES	$1,447,232	$1,348,429
COST OF SALES	977,887	990,888

Gross profit on sales	469,345	357,541

OPERATING EXPENSES
Selling expense	149,596	136,591
General and administrative expenses	126,390	103,638

Total operating expenses	275,986	240,229

Income from operations	193,359	117,312
OTHER INCOME (EXPENSE)	3,693	(9,335)

Net income before income taxes	197,052	107,977
PROVISION FOR INCOME TAXES	61,275	28,210

NET INCOME	135,777	79,767
Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$71,741	$15,731

NET INCOME PER SHARE OF COMMON STOCK – BASIC	$.07	$.02

NET INCOME PER SHARE OF COMMON STOCK – DILUTED	$.06	$.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135,777	$79,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,142	17,703
Provision for bad debts	3,210	3,210
Loss on disposition of equipment	—	9,747
Effects of changes in operating assets and liabilities:
Receivables	29,263	(615)
Inventories	2,540	(30,566)
Prepaid expense	15,834	23,160
Accounts payable	1,067	(31,621)
Accrued expenses	28,416	15,752

Net cash provided by operating activities	234,249	86,537

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(15,177)	—
Proceeds from sale of equipment	—	5,804

Net cash provided by (used in) investing activities	(15,177)	5,804

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	(15,000)	(28,978)

NET INCREASE IN CASH AND CASH EQUIVALENTS	204,072	63,363
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,806	188,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$342,878	$251,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$1,808	$—

Interest	$1,322	$3,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2003 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2003 and for the three months and six months ended December 31, 2002 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2003. The results of operations for the three months and six months ended December 31, 2003 and cash flows for the six months ended December 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 – NET INCOME PER SHARE

The basic income per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
Net income	$154,588	$109,176	$135,777	$79,767

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income common stockholders	$122,570	$77,158	$71,741	$15,731

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net income per share – basic	$.13	$.08	.07	.02

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET LOSS PER SHARE (CONTINUED)

The diluted earnings per share was computed on the weighted average of outstanding common shares plus potential dilutive common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
Net income	$154,588	$109,176	$135,777	$79,767

Preferred dividend requirements:
6% Series Convertible
Series A	—	—	—	15,000
Series B	—	—	—	15,000
5% Series Convertible
Series A	—	—	29,266	29,266
Series B	—	—	4,770	4,770

Total Dividend Requirements	—	—	34,036	64,036

Net Income Common Stockholders	154,588	109,176	101,741	15,731

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834
Dilutive effect of conversion:
6% Series Convertible
Series A	400,000	400,000	400,000	—
Series B	375,000	375,000	375,000	—
5% Series Convertible
Series A	222,133	222,133	—	—
Series B	36,201	36,201	—	—

Weighted average of diluted outstanding common shares	2,003,168	2,003,168	1,744,834	969,834

Diluted Earnings Per Share	$0.08	$0.05	$0.06	$0.02

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears, at December 31, 2003 and 2002, totaled $6,347,906 and $6,219,834, respectively. Total dividends in arrears, on a per share basis, consist of the following at December 31:

	Six Months Ended December 31
	2003	2002
6% Convertible
Series A	$14	$13
Series B	13	13

5% Convertible
Series A	54	53
Series B	54	53

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

OVERVIEW

Chase General is a holding company for its wholly-owned subsidiary, Dye Candy Company. This subsidiary is the main operating Company that is engaged in the manufacture of confectionery products which are sold primarily to wholesale houses, grocery accounts, vendors, and repackers. The subsidiary (Company) operates two divisions, Chase Candy Company and Poe Candy Company, which share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by Management.

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
Net sales	100%	100%	100%	100%
Cost of sales	66	71	68	73

Gross profit	34	29	32	27
Operating expenses	14	15	19	18

Net income from operations	20	14	13	9
Net income before income taxes	20	14	13	8
Provision for income taxes	6	3	4	2

Net income	14%	11%	9%	6%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales increased $82,395 or 8% for the three months ended December 31, 2003 to $1,104,450 compared to $1,022,055 for the three months ended December 31, 2002. Gross sales for Chase Candy Company increased $10,662 to $360,499 for the three months ended December 31, 2003 compared to $349,837 for 2002. Gross sales for Poe Candy Company increased $76,991 to $787,775 for the three months ended December 31, 2003 compared to $710,784 for 2002.

Net sales increased $98,803 or 7% for the six months ended December 31, 2003 to $1,447,232 compared to $1,348,429 for the six months ended December 31, 2002. Gross sales for Chase Candy Company increased $32,862 to $722,231 for the six months ended December 31, 2003 compared to $689,369 for 2002. Gross sales for Poe Candy Company increased $69,782 to $801,796 for the six months ended December 31, 2003 compared to $732,014 for 2002.

The overall increase in net sales for the three month period ended December 31, 2003 is primarily due to this time completes the busy season for the Company, along with expansion of the sales market and its website sales, which continued from the first quarter so that year to date net sales have significant gains.

COST OF SALES

The cost of sales decreased $189 to $729,296 decreasing to 66% of related revenues for the three months ended December 31, 2003, compared to $729,485 or 71% of related revenues for the three months ended December 31, 2002. The cost of sales decreased $13,001 to $977,887 decreasing to 68% of related revenues for the six months ended December 31, 2003, compared to $990,888 or 73% of related revenues for the six months ended December 31, 2002. The decrease is due to improved packaging design, that was instituted in the previous year and lower equipment maintenance costs.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2003 increased $8,154 to $100,773, and increased to 9% of sales, compared to $92,619 or 9% of sales for the three months ended December 31, 2002. Selling expenses for the six months ended December 31, 2003 increased $13,005 to $149,596, and increased to 10% of sales, compared to $136,591 or 10% of sales for the six months ended December 31, 2002. The increase in selling expenses and increase as a percentage of sales are due to the Company’s increased sales and marketing activity.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2003 increased $1,404 to $57,234, and increased to 5% of sales, compared to $55,830 or 6% of sales for the three months ended December 31, 2002. General and administrative expenses for the six months ended December 31, 2003 increased $22,752 to $126,390, and increased to 9% of sales, compared to $103,638 or 8% of sales for the six months ended December 31, 2002. The increase as a percentage of sales is due to increased professional fees and insurance costs.

OTHER INCOME (EXPENSE)

Other income and expense decreased by $389 for the three months ended December 31, 2003 to $200, compared to $589 for the three months ended December 31, 2002. Other income and expense increased by $13,028 for the six months ended December 31, 2003 to $3,693, compared to $(9,335) for the six months ended December 31, 2002. This was due to an increase in miscellaneous income of $13,100 and a decrease in interest expense due to a portion of Notes Payable, Series B being paid off in the prior year.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2003 of $62,759 as compared to $35,534 for the three months ended December 31, 2002. The Company recorded a tax provision for the six months ended December 31, 2003 of $61,275 as compared to $28,210 for the six months ended December 31, 2002. This increase of $33,065 was due to increased profits for the current year to date.

NET INCOME

The Company reported a net income for the quarter ended December 31, 2003 of $154,588, compared to a net profit of $109,176 for the quarter ended December 31, 2002. This increase of $45,412 is explained above.

The Company reported a net income for the six months ended December 31, 2003 of $135,777, compared to a net income of $79,767 for the six months ended September 30, 2002. This increase of $56,010 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2003 and 2002, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2003 was $122,570 which is an increase of $45,412 as compared to the three months ended December 31, 2002.

Net income applicable to common stockholders for the six months ended December 31, 2003 was $71,741 which is an increase of $56,010 as compared to the six months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has been able to fund its operating cash requirements from operations.

The Company believes it has sufficient resources to finance its current operations for at least the next twelve months through working capital. Cash and cash equivalents increased $204,072 to $342,878 at December 31, 2003 from $138,806 at June 30, 2003. To date, there are no material commitments by the Company for capital expenditures. At December 31, 2003, the Company’s accumulated deficit was $5,786,568, compared to accumulated deficit of $5,922,345 as of June 30, 2003. Working capital as of December 31, 2003 increased 29% to $549,635 from $425,893 as of June 30, 2003.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its existing customers. Management also intends to continue tight control on all expenditures.

There has been no material impact from inflation and changing prices on net sales or on income from continuing operations for the last six months.

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

PART II. OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2003 is $6,347,906.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant in the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated: February 11, 2004	By:	/s/ BARRY M. YANTIS

Barry M. Yantis President, Chief Executive Officer, Treasurer and Chairman of the Board

Dated: