Form 10QSB
period 2004-03-31
CHASE GENERAL CORP
filed 2004-05-13
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number: 2-5916

CHASE GENERAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Missouri	36-2667734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3600 Leonard Road, St. Joseph, Missouri 64503

(Address of principal executive offices)

(816) 279-1625

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 30, 2004, there were 969,834 shares of common stock, $1 par value, issued and outstanding. Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

CHASE GENERAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004	June 30, 2003
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$240,906	$138,806
Trade receivables, net	172,488	146,691
Inventories:
Finished goods	25,265	50,934
Goods in process	9,759	4,337
Raw materials	47,854	46,504
Packaging materials	136,157	100,720
Prepaid expenses	315	17,801

Total current assets	632,744	505,793

PROPERTY AND EQUIPMENT - NET	144,732	139,790

TOTAL ASSETS	$777,476	$645,583

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2004	June 30, 2003
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$81,700	$48,717
Notes payable, Series B	7,032	—
Accrued expenses	14,045	31,183
Income taxes payable	38,024	—

Total current liabilities	140,801	79,900

LONG-TERM LIABILITIES

Notes payable, Series B	—	22,032

Total liabilities	140,801	101,932

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,882,500 and $1,860,000 respectively)	500,000	500,000
Series B (liquidation preference $1,837,500 and $1,815,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,360,708 and $4,316,809 respectively)	1,170,660	1,170,660
Series B (liquidation preference $710,656 and $703,501 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,829,321)	(5,922,345)

Total stockholders’ equity	636,675	543,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$777,476	$645,583

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2004	2003
NET SALES	$309,912	$248,108

COST OF SALES	267,104	224,359

Gross profit on sales	42,808	23,749

OPERATING EXPENSES

Selling expense	54,180	31,846
General and administrative expenses	53,916	51,455

Total operating expenses	108,096	83,301

Loss from operations	(65,288)	(59,552)

OTHER INCOME (EXPENSE)	544	58

Net loss before income taxes	(64,744)	(59,494)

CREDIT FOR INCOME TAXES	(21,991)	(19,209)

NET LOSS	(42,753)	(40,285)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(74,771)	$(72,303)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$(.08)	$(.07)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	$969,834	$969,834

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31
	2004	2003
NET SALES	$1,757,144	$1,596,537
COST OF SALES	1,244,991	1,215,247

Gross profit on sales	512,153	381,290

OPERATING EXPENSES

Selling expense	203,776	168,437
General and administrative expenses	180,306	155,093

Total operating expenses	384,082	323,530

Income from operations	128,071	57,760
OTHER INCOME (EXPENSE)	4,237	(9,277)

Net income before income taxes	132,308	48,483

PROVISION FOR INCOME TAXES	39,284	9,001

NET INCOME	93,024	39,482

Preferred dividends	(96,054)	(96,054)

Net loss applicable to common stockholders	$(3,030)	$(56,572)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$—	$(.06)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	$969,834	$969,834

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,024	$39,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,061	26,557
Provision for bad debts	4,815	4,815
Loss on disposition of equipment	—	9,747
Effects of changes in operating assets and liabilities:
Receivables	(30,612)	16,306
Inventories	(16,540)	(6,624)
Prepaid expense	17,486	15,978
Prepaid income taxes	—	1,316
Accounts payable	32,983	(47,428)
Accrued expenses	(17,138)	(2,896)
Income taxes payable	38,024	—

Net cash provided by operating activities	153,103	57,253

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(36,003)	(8,661)
Proceeds from sale of equipment	—	5,500

Net cash used in investing activities	(36,003)	(3,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	(15,000)	(28,978)

NET INCREASE IN CASH AND CASH EQUIVALENTS	102,100	25,114

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	138,806	188,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$240,906	$213,642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$2,228	$—

Interest	$1,322	$3,860

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2003 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2004 and for the three months and nine months ended March 31, 2003 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2003. The results of operations for the three months and nine months ended March 31, 2004 and cash flows for the nine months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET LOSS PER SHARE

The basic income (loss) per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Net (loss) income	$(42,753)	$(40,285)	$93,024	$39,482

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net loss common stockholders	$(74,771)	$(72,303)	$(3,030)	$(56,572)

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net loss per share - basic	$(.08)	$(.07)	$—	$(.06)

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears, at March 31, 2004 and 2003, totaled $6,379,924 and $6,251,852, respectively. Total dividends in arrears, on a per share basis, consist of the following at March 31:

	Nine Months Ended March 31
	2004	2003
6% Convertible
Series A	$14	$13
Series B	13	13

5% Convertible
Series A	55	54
Series B	55	54

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Cost of sales	86	90	71	76

Gross profit	14	10	29	24
Operating expenses	35	34	22	20

Net income (loss) from operations	(21)	(24)	7	4
Net income (loss) before income taxes	(21)	(24)	7	3
Provision (credit) for income taxes	(7)	(8)	2	1

Net income (loss)	(14)%	(16)%	5%	2%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales increased $61,804 or 25% for the three months ended March 31, 2004 to $309,912 compared to $248,108 for the three months ended March 31, 2003. Gross sales for Chase Candy Company increased $78,775 to $335,041 for the three months ended March 31, 2004 compared to $256,266 for 2003. Gross sales for Poe Candy Company decreased $3,921 to $6,597 for the three months ended March 31, 2004 compared to $10,518 for 2003.

Net sales increased $160,607 or 10% for the nine months ended March 31, 2004 to $1,757,144 compared to $1,596,537 for the nine months ended March 31, 2003. Gross sales for Chase Candy Company increased $111,637 to $1,057,272 for the nine months ended March 31, 2004 compared to $945,635 for 2003. Gross sales for Poe Candy Company increased $65,861 to $808,393 for the nine months ended March 31, 2004 compared to $742,532 for 2003.

The overall increase in net sales for the three month period ended March 31, 2004 is primarily due to more involvement of sales force working with customers and brokers to market the Chase Candy product line than has been done in prior years. Hired in March 2003, the new sales representative’s selling efforts are reflected within the realized sales growth outside of “busy” season for this quarter, as well as year to date.

Gross profit was $42,808 and $23,749 for the three months ended March 31, 2004 and 2003, respectively. As a percent of net sales, gross profit for the quarter was 14% in 2004 and 10% in 2003. Gross profit was $512,153 and $381,290 for the nine months ended March 31, 2004 and 2003, respectively. As a percent of net sales, gross profit for the nine months ended was 29% in 2004 and 24% in 2003. The improvement in gross profit was due to favorable product mix, steady raw material costs and improved packaging costs for the quarter and year to date results.

COST OF SALES

The cost of sales increased $42,745 to $267,104 decreasing to 86% of related revenues for the three months ended March 31, 2004, compared to $224,359 or 90% of related revenues for the three months ended March 31, 2003. The cost of sales increased $29,744 to $1,244,991 decreasing to 71% of related revenues for the nine months ended March 31, 2004, compared to $1,215,247 or 76% of related revenues for the nine months ended March 31, 2003. This dollar increase in cost of sales is in direct relationship to the increased volume of sales. The overall increase in net sales for the three months and nine months ended March 31, 2004, more than offset the increase in cost of sales as described in net sales.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2004 increased $22,334 to $54,180, and increased to 17% of sales, compared to $31,846 or 13% of sales for the three months ended March 31, 2003. Selling expenses for the nine months ended March 31, 2004 increased $35,339 to $203,776, and increased to 12% of sales, compared to $168,437 or 11% of sales for the nine months ended March 31, 2003. The increase in selling expenses and increase as a percentage of sales are due to the Company’s increased sales and marketing activity.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2004 increased $2,461 to $53,916, and decreased to 18% of sales, compared to $51,445 or 21% of sales for the three months ended March 31, 2003. General and administrative expenses for the nine months ended March 31, 2004 increased $25,213 to $180,306, or 10% of sales, compared to $155,093 or 10% of sales for the nine months ended March 31, 2003. The increase in expense is due to increased professional fees and insurance costs.

OTHER INCOME (EXPENSE)

Other income and expense increased by $486 for the three months ended March 31, 2004 to $544, compared to $58 for the three months ended March 31, 2003. Other income and expense increased by $13,514 for the nine months ended March 31, 2004 to $4,237, compared to $(9,277) for the nine months ended March 31, 2003. This was due to an increase in miscellaneous income of $12,695 and a decrease in interest expense due to a portion of Notes Payable, Series B being paid off in the prior year.

PROVISION (CREDIT) FOR INCOME TAXES

The Company recorded a tax credit provision for the three months ended March 31, 2004 of $(21,991) as compared to $(19,209) for the three months ended March 31, 2003. The Company recorded a tax provision for the nine months ended March 31, 2004 of $39,284 as compared to $9,001 for the nine months ended March 31, 2003. This increase of $30,283 was due to increased taxable profits for the current year to date.

NET INCOME

The Company reported a net loss for the quarter ended March 31, 2004 of $(42,753), compared to a net loss of $(40,285) for the quarter ended March 31, 2003. This increase of $(2,468) is explained above.

The Company reported net income for the nine months ended March 31, 2004 of $93,024, compared to net income of $39,482 for the nine months ended March 31, 2003. This increase of $53,542 is explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and nine months ended March 31, 2004 and 2003, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2004 was $(74,771) as compared to the three months ended March 31, 2003 loss of $(72,303).

Net loss applicable to common stockholders for the nine months ended March 31, 2004 was $(3,030) which is a decrease of $53,542 as compared to the loss for the nine months ended March 31, 2003 of $(56,572).

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has been able to fund its operating cash requirements from operations.

The Company believes it has sufficient resources to finance its current operations for at least the next twelve months through working capital. Cash and cash equivalents increased $102,100 to $240,906 at March 31, 2004 from $138,806 at June 30, 2003. At March 31, 2004, the Company’s accumulated deficit was $5,829,321, compared to accumulated deficit of $5,922,345 as of June 30, 2003. Working capital as of March 31, 2004 increased 16% to $491,943 from $425,893 as of June 30, 2003.

The Company began exploring opportunities to relocate or extend the lease for the manufacturing plant and office facilities, which expires in March 2005.

The Company has committed to purchase a new bagger for $114,000 to be delivered in August 2004. The Company has received bank approval to finance $69,000 of the purchase price.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2004 is $6,379,924.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.	Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant in the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated: May 12, 2004	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the Board

Dated: