Form 10KSB
period 2004-06-30
CHASE GENERAL CORP
filed 2004-09-28
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                      to

Commission File Number 2-5916

CHASE GENERAL CORPORATION

(Name of small issuer in its charter)

Missouri	36-2667734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Leonard Road, St. Joseph, Missouri 64503

(Address of principal executive offices) (Zip Code)

(816) 279-1625

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None

Securities registered under to Section 12(g) of the Act:

None

Check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $2,105,384.

The aggregate market value of the shares of common stock held by non-affiliates of the issuer is not actively traded. Therefore, market value of the stock is unknown as of 60 days prior to the date of this filing.

The number of shares of outstanding common stock of the issuer as of August 31, 2004 was 969,834.

PART I

Item 1	DESCRIPTION OF BUSINESS

Chase General Corporation was incorporated November 6, 1944 for the purpose of Manufacturing confectionery products. In 1970 Chase General Corporation acquired a 100% interest in its wholly-owned subsidiary, Dye Candy Company. (Chase General Corporation and Dye Candy Company are sometimes referred herein as “the Company”). This subsidiary is the main operating company for the reporting entity.

PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

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

DESCRIPTION OF BUSINESS (CONTINUED)

Poe Candy Division of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries. These products are distributed in bulk or packaged. Principal products include:

(1) Coconut Bon-Bons

(2) Coconut Stacks

(3) Home Style Poe Fudge

(4) Peco Flake

(5) Peanut Squares

(6) Peanut Brittle

(7) Peanut Clusters

(8) Champion Crème Drops

(9) Jelly Candies

All products are trucked to the customers by commercial haulers.

COMPETITION AND MARKETS

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, and vendors. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2004 and 2003, this division accounted for 64% and 63%, respectively, of the consolidated revenue of Dye Candy Company.

The Poe Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2004 and 2003, the division accounted for 36% and 37%, respectively, of the consolidated revenue of Dye Candy Company.

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

(Continued)

COMPETITION AND MARKETS (CONTINUED)

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

RESEARCH AND DEVELOPMENT

At the present time there are no specific products that the Company is currently developing, although the Company continues to test various new products for distribution.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Raw materials and packaging materials are produced on a national basis with products coming from most of the states of the United States. Raw materials and packaging materials are generally widely available, depending, of course, on common market influences.

PATENTS AND TRADEMARKS

The largest single revenue producing product, the “Cherry Mash” bar, is protected by a trademark registered with the United States Government Patents Office. Management considers this trademark very important to the Company. This trademark expires in the year 2013. Management and its legal representatives do not expect any impediment to renewing this trademark prior to its expiration.

EMPLOYEES

As of June 30, 2004 the Company had 20 full time employees. There were 16 in manufacturing, 2 in sales and marketing and 2 in finance and administration. This expands to approximately 50 full time personnel during the two busy production seasons in spring and fall.

CUSTOMERS

For the years ending June 30, 2004 and 2003, Associated Wholesale Grocers accounted for 25.70% and 22.28% of gross sales, respectively. For the years ending June 30, 2004 and 2003, Wal-Mart and its affiliates accounted for 22.87% and 22.79% of gross sales, respectively. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2004 and 2003.

ENVIRONMENTAL PROTECTION AND THE EFFECT ON PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

The Company is required to meet the FDA guidelines for proper labeling of its products and for contents of its products.

REPORTS TO SECURITY HOLDERS

The Registrant is not required to send the annual audit report, annual 10-KSB report and quarterly 10-QSB reports to security holders since the stock is not actively traded. These reports are available at the Registrant’s registered office.

Item 2	DESCRIPTION OF PROPERTY

The registrant operates from two buildings as follows:

Chase and Poe Warehouse - This building located in St. Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facility is currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse is seventy years old and is in fair condition and adequate to meet present requirements. The warehouse has approximately 15,000 square feet and is not encumbered.

Chase General Office and Dye Candy Company Operating Plant - The building housing the office and plant is located in St. Joseph, Missouri. The building contains the general offices of Chase General Corporation, Dye Candy Company, and its divisions. The production plant of Dye Candy Company occupies the remainder of the building. The building was specifically designed for the type of operations conducted by the registrant and is adequate to meet present requirements. The production plant is approximately 20,000 square feet and the office is approximately 2,000 square feet. The Company’s lease on this building expires March 31, 2005. The Company has elected not to renew this lease, but is pursuing options to relocate the office and operating plant to a new facility.

The Company believes both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

Item 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

(Continued)

Item 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security holders

As of September 15, 2004, the latest practicable date, the approximate number of record holders of common stock was 1,439, including individual participants in security listings.

Dividends

(1)	Dividend history and restrictions

No dividends have been paid during the past two fiscal years. Refer to Note 1, “Notes to Financial Statements” for dividend restrictions.

(2)	Dividend policy

There is no set policy on the payment of dividends due to the financial condition of the Company and other factors. It is not anticipated that cash dividends will be paid in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Item 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

This form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature. In this form 10-KSB, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements are made. These expectations, assumptions and uncertainties include: the Company’s expectation of heavier demand on working capital in the summer and winter months in anticipation of fall and spring sales; management’s belief that the Company has stabilized its customer base; the Company’s expectation to continue its efforts to expand the existing market area and increase sales to its customers; and management’s intent to maintain tight control of all expenditures.

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations.

	2004	2003
Net sales	100.00%	100.00%
Cost of sales	73.44	78.29

Gross profit	26.56	21.71
Selling expense	11.64	11.15
General and administrative expense	10.38	11.55

Income (loss) from operations	4.54	(0.99)
Other income, net	.26	.35

Income (loss) before income taxes	4.80	(0.64)
Provision for income taxes	1.19	.04

Net income (loss)	3.61	(0.68)
Preferred dividends	(5.76)	(6.41)

Net (loss) applicable to common stockholders	(2.15)%	(7.09)%

NET SALES

During the year ended June 30, 2004, net sales increased 11.3% from June 30, 2003 though June 30, 2004. The increase was due to promotions with customers and expansion of the sales market. Additionally, the Company continued to expand its sales through its website.

COST OF SALES

Cost of sales for the year ended June 30, 2004 as compared to the year ended June 30, 2003 increased by 4.4%. This was due to the additional sales that required more materials, as well as labor, along with labor rate increases.

GROSS PROFIT

Gross profit for the year ended June 30, 2004 increased 36.2% as compared to the year ended June 30, 2003. This was due to the greater volume in sales for the year that did not require additional material and labor costs in the same proportion for those sales and spreading the fixed portion of manufacturing overhead costs over a larger sales amount.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2004 increased 16.2% as compared to the year ended June 30, 2003. The majority of this increase is due to an increase in sales salaries for meeting various incentive goals and having 2 fulltime sales personnel for the entire year. Commissions also increased due to the sales increase. Advertising and promotional costs also increased, which resulted in the significant sales increase.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses, for the year ended June 30, 2004, were consistent to the year ended June 30, 2003. Professional fees for the year ended June 30, 2004 increased $22,804. There were no losses from sales of equipment for the current year as compared to the $24,994 loss incurred for year ended June 30, 2003.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the year ended June 30, 2004 was 4.79% of net sales as compared to (1.05)% of net sales for the year ended June 30, 2003 for the reasons described above.

OTHER INCOME (EXPENSE), NET

Other income and expense decreased by $1,245 for the year ended June 30, 2004 as compared to the year ended June 30, 2003. This was due to a decrease in miscellaneous income of $1,974 and a decrease in interest expense of $900 due to a portion of Notes Payable, Series B being paid off in the current year.

INCOME (LOSS) BEFORE INCOME TAXES

Income (loss) before income taxes was $106,732 for the year ended June 30, 2004. This increased by $119,579 as compared to the year ended June 30, 2003.

The reasons for the increase are discussed above.

PROVISION FOR INCOME TAXES

Provisions for income taxes was $26,532 for the year ended June 30, 2004. This was an increase of $25,714 as compared to the year ended June 30, 2003. The increase was due to higher pre-tax income.

NET INCOME (LOSS)

Net income for the year ended June 30, 2004 was $80,200 which is an increase of $93,865 as compared to the year ended June 30, 2003. The reasons for the increase are discussed above.

PREFERRED DIVIDENDS

Preferred dividends were $128,072 for the years ended June 30, 2004 and 2003.

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders was $(47,872) for the year ended June 30, 2004 compared to $(141,737) for the year ended June 30, 2003 for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Positive cash flows from operating activities were generated for fiscal years ended 2004 in the amount of $135,935, while negative cash flows from operating activities were generated for fiscal year ended June 30, 2003 in the amount of $10,990.

At various times during the years, and in anticipation of heavier cash demands due to seasonal production, plant improvements, and/or major promotional programs, it is the Company’s practice to invest in short term U.S. Treasury obligations or financial institution certificates of deposit. At June 30, 2004, the Company had $100,667 invested in short term certificates of deposit to meet the 2005 fall production season which is included as a cash equivalent on the balance sheet.

The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated, adjustments to inventory levels are made accordingly. Raw materials decreased approximately $10,348 from June 30, 2003 to June 30, 2004. The current year slight decrease can be attributed to the fact that purchase commitments at June 30, 2004 were approximately $4,000 lower than at June 30, 2003. Therefore, there was approximately the same amount of goods received in the prior year as compared to the current year. The Company watches markets for these commodities, and purchases are made accordingly.

Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Packaging materials increased $24,126 at June 30, 2004 from June 30, 2003. The increase is attributed to increased petroleum prices, which impacts the Company’s plastic packaging. New packaging of a clam shell was introduced during the 2003 year. These items were purchased during 2003 in quantities large enough to fulfill the Company’s packaging needs for one season, which accounts for the relative small increase at June 30, 2004.

Finished goods inventory increased $60,417 from June 30, 2003 to June 30, 2004. This increase was due to timing of customer purchases of the Cherry Mash products. Goods in process remained comparable to prior years.

The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the past three years. The Company also continues to replace old equipment on a yearly basis in order to streamline operations. However, due to cash flow needs in other areas, the Company has not been able to update the equipment at any significant level. Purchases of $81,822 and $15,254 were made during the years ended June 30, 2004 and 2003, respectively, to upgrade and update existing production, transportation, and office equipment. The Company has paid a down payment of $45,820 as of June 30, 2004 towards purchase of a bagger machine to be delivered in September 2004. Total price of the bagging machine is $114,550. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers in the next several years with no set target date. The anticipated cost of a new brittle cooker is approximately $8,000. The Company believes it needs two of these. Net cash used in investing activities was $(81,822) and $(9,754) for the years ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

For the past ten years, the Company has not been indebted except for the series B notes. The entire amount at June 30, 2004 of $7,032 is classified as current. On December 20, 2002, the Company received approval to extend the notes to December 20, 2004 at the current 6% rate of interest, with the agreement that this would be the final note extension. The remaining balance is related party notes payable. The note is expected to be paid in full by December 20, 2004. Net cash used in financing activities was $(15,000) and $(28,978) for the years ended June 30, 2004 and 2003, respectively.

The Company’s lease on its office and plant facility is effective through March 31, 2005 at $2,955 per month. The Company has decided not to renew this lease. The Company will lease a new office/warehouse facility from a Company, owned by one of the Company’s directors. The facility is currently being built with intended occupancy March 1, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

The Company recognizes revenues as product is shipped to the customers. Net sales are comprised of the total sales billed during the period less the estimated returns, customer allowances, and customer discounts.

RECEIVABLES

Accounts receivable are uncollateralized customer obligations which generally require payment within thirty days from the invoice date. Accounts receivable are stated at the invoice amount as no interest is charged to the customer for any past due amounts. Payments of accounts receivable are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the earliest unpaid invoices.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which was effective for us beginning July 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This was effective for us beginning July 1, 2003.

The adoption of SFAS No. 143 and SFAS No. 150, had no effect on the Company’s financial condition, results of operations or liquidity.

Item 7	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 14 through 28 of this Form 10-KSB.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Chase General Corporation and Subsidiary

St. Joseph, Missouri

We have audited the accompanying consolidated balance sheet of Chase General Corporation and Subsidiary as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2004, and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003, in conformity with U. S. generally accepted accounting principles.

Kansas City, Missouri

August 27, 2004

McGladrey & Pullen, LLP is a member firm of RSM International,

an affiliation of separate and independent legal entities.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$177,919
Receivables:
Trade, less allowance for doubtful accounts of $11,231 (Note 8)	141,297
Inventories:
Finished goods	111,351
Goods in process	3,609
Raw materials	36,156
Packaging materials	124,846
Prepaid expenses	2,940

Total current assets	598,118

PROPERTY AND EQUIPMENT
Land	35,000
Buildings	85,738
Machinery and equipment	731,646
Trucks and autos	90,042
Office equipment	48,663
Leasehold improvements	121,356

Total, at cost	1,112,445
Less accumulated depreciation	932,247

Total property and equipment	180,198

TOTAL ASSETS	$778,316

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$94,651
Current maturities of notes payable, Series B (Note 2)	7,032
Accrued expense	27,930
Income taxes payable	24,852

Total current liabilities	154,465

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding: (Note 3)
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,890,000)	500,000
Series B (liquidation preference $1,845,000)	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,375,341)	1,170,660
Series B (liquidation preference $713,041)	190,780
Common stock, $1 par value	969,834
Paid-in capital in excess of par	3,134,722
Accumulated deficit	(5,842,145)

Total stockholders’ equity	623,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$778,316

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2004 and 2003

	2004	2003
NET SALES (NOTE 8)	$2,222,702	$1,997,813
COST OF SALES	1,632,252	1,564,150

Gross Profit	590,450	433,663

OPERATING EXPENSES
Selling expenses	258,839	222,710
General and administrative expenses	230,689	230,855

Total operating expenses	489,528	453,565

Income (loss) from operations	100,922	(19,902)

OTHER INCOME (EXPENSE), NET
Interest income	1,451	1,622
Miscellaneous income	4,781	6,755
Interest (expense) (Note 2)	(422)	(1,322)

Total other income (expense), net	5,810	7,055

Income (loss) before income taxes	106,732	(12,847)
PROVISION FOR INCOME TAXES (NOTE 4)	26,532	818

NET INCOME (LOSS)	80,200	(13,665)
Preferred dividends	(128,072)	(128,072)

Net loss applicable to common stockholders	$(47,872)	$(141,737)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED (NOTE 5)	$(.05)	$(.15)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	$969,834	$969,834

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2004 and 2003

	Prior Cumulative Preferred Stock		Cumulative Preferred Stock		Common Stock	Paid-in Capital	Accumulated Deficit	Total
	Series A	Series B	Series A	Series B
BALANCE (DEFICIT), JUNE 30, 2002	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,908,680)	557,316
Net loss	—	—	—	—	—	—	(13,665)	(13,665)

BALANCE (DEFICIT), JUNE 30, 2003	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,922,345)	543,651
Net income	—	—	—	—	—	—	80,200	80,200

BALANCE (DEFICIT), JUNE 30, 2004	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,842,145)	$623,851

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers	$2,106,544	$1,869,492
Interest received	1,451	1,622
Other income	4,781	6,755
Cost of sales, selling, general and administrative expenses paid	(1,972,871)	(1,876,478)
Interest paid	(1,322)	(3,862)
Income tax refund received	(2,648)	(8,519)

Net cash provided by (used in) operating activities	135,935	(10,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(81,822)	(15,254)
Proceeds from sale of property and equipment	—	5,500

Net cash (used in) investing activities	(81,822)	(9,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	(15,000)	(28,978)

Net cash (used in) financing activities	(15,000)	(28,978)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,113	(49,722)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	138,806	188,528

CASH AND CASH EQUIVALENTS, END OF YEAR	$177,919	$138,806

These consolidated financial statements should be read

only in connection with the accompanying

notes to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2004 and 2003

	2004	2003
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$80,200	$(13,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	41,414	49,510
Loss on sale of equipment	—	24,994
Provision for doubtful accounts	1,181	216
Effects of changes in operating assets and liabilities:
Trade receivable	4,213	(24,989)
Income tax refund claims receivable	—	8,369
Inventories	(73,467)	(36,544)
Prepaid expense	14,861	4,309
Income taxes payable	23,884	968
Accounts payable	45,934	(17,883)
Accrued expenses	(2,285)	(6,275)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$135,935	$(10,990)

These consolidated financial statements should be read

only in connection with the accompanying notes

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

The Company recognizes revenues as product is shipped to the customers. Net sales are comprised of the total sales billed during the period including shipping and handling charges to customers, less the estimated returns, customer allowances and customer discounts.

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped is included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2004 and 2003 was $117,318 and $103,764, respectively.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company’s property and equipment are being depreciated on straight-line and accelerated methods over the following estimated useful lives:

Buildings	25 years
Machinery and equipment	3 -10 years
Trucks and autos	3 - 5 years
Office Equipment	5 -10 years
Leasehold improvements	8 -31.5 years

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

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2004	2003
Shares issuable upon conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B Cumulative Preferred Stock	36,200	36,200

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which was effective for us beginning July 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This was effective for us beginning July 1, 2003.

The adoption of SFAS No. 143 and SFAS No. 150, had no effect on the Company’s financial condition, results of operations or liquidity.

NOTE 2 - NOTES PAYABLE, SERIES B

As of June 30, 2004, the outstanding Series B notes total $7,032, which are owed to officers and directors of the Company. The notes were extended to December 20, 2004 at 6% interest rate, with the agreement that this will be the final note extension.

Related party interest expense was $422 and $1,322 for the years ended June 30, 2004 and 2003, respectively.

The Company has agreed to secure the payment of principal and interest on the notes by the pledge of the capital stock of Dye Candy Company under an indenture dated December 1, 1967, and supplemental indenture dated June 30, 1970.

The indenture provides for a sinking fund deposit to be made by the Company each year of not less than one-fourth of the Company’s fiscal year “surplus net earnings,” which exceeds the amount of interest required to be paid on the outstanding notes. If at any time the sinking fund deposits aggregate $10,000 or more, the same will be applied to prepayment of the notes outstanding. At June 30, 2004, there was no sinking fund requirements.

Dividends, other than stock dividends, may not be paid on capital stock at any time interest on the notes is not current.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2004 is as follows:

	Shares
	Authorized	Issued and Outstanding
Prior Cumulative Preferred Stock, $5 par value:
6% Convertible	240,000
Series A		100,000
Series B		100,000
Cumulative Preferred Stock, $20 par value:
5% Convertible	150,000
Series A		58,533
Series B		9,539
Common Stock, $1 par value:
Reserved for conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2004 totaled $6,411,942. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2004:

6% Convertible
Series A	$13.65
Series B	13.20
5% Convertible
Series A	54.75
Series B	54.75

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

NOTE 3 - CAPITAL STOCK (CONTINUED)

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

NOTE 4 - PROVISION FOR INCOME TAXES

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income (loss) for the years ended June 30, 2004 and 2003 due to the following:

	2004	2003
Computed “expected” tax (benefit)	$36,289	$(4,646)
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes, net of federal benefit	5,672	(770)
Nondeductible expenses	678	206
Benefit of income taxed at lower rates	(11,414)	2,719
Other	(4,693)	3,309

	$26,532	$818

NOTE 5 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the years as follows:

	2004	2003
Net income (loss)	$80,200	$(13,665)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net (loss) - common stockholders	$(47,872)	$(141,737)

Weighted average of outstanding common shares	969,834	969,834

Loss per share	$(.05)	$(.15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE (CONTINUED)

No computation was made on common stock equivalents outstanding at year-end because earnings per share would be anti-dilutive.

NOTE 6 - COMMITMENTS

Dye Candy Company leases its manufacturing facility located at 3600 Leonard Road, St. Joseph, Missouri. The period of the lease is from April 1, 1995 through March 31, 2005, and requires payments of $2,955 per month. Rental expense was $35,460 for the years ended June 30, 2004 and 2003. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30, 2005	$26,595

As of June 30, 2004, the Company had raw materials purchase commitments with two vendors totaling $30,103. In addition, the Company has paid a deposit of $45,820 towards purchase of a $114,000 Hayssen bagger to be delivered in September 2004.

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 8 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2004 and 2003, two customers accounted for 48.57% and 45.07%, respectively, of the gross sales. As of June 30, 2004, one customer accounted for 39.25% of net accounts receivable.

NOTE 9 - RECLASSIFICATIONS OF CERTAIN EXPENSES

Certain expenses on the statement of operations for the year ended June 30, 2003 have been reclassified, with no effect on net income or earnings per common share, to be consistent with classifications adopted for the year ended June 30, 2004.

Item 8	CHANGE IN AND DISAGREEMENTS WITH ACCCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2003, we engaged McGladrey & Pullen, LLP as our independent auditors for the year ended June 30, 2003 and dismissed our former independent auditors, Clifton Gunderson LLP as of June 20, 2003 which received Board approval. None of the reports of our former auditors in respect of our financial statements for Fiscal 2002 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During our prior recent fiscal year and to the date of their dismissal, there have been no disagreements between us and our former auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of the former auditors, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Item 8A	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer who is also the chief financial and accounting officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	59	1980 to present	One year
Brett A. Yantis	36	January 21, 1999 to present	One year
Brian A. Yantis	56	July 16, 1986 to present	One year

Item 9	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

See Item 9(b) for offices held by Barry M. Yantis, Brett A. Yantis, and Brian A. Yantis.

(b)	Executive Officers

Name	Age	Position	Years of Service as an Officer	Term
Barry M. Yantis	59	President, CEO and Treasurer	25	Until successor elected
Brett A. Yantis	36	Vice President	2	Until successor elected
Brian A. Yantis	56	Secretary	12	Until successor elected

(c)	Certain Significant Employees

There are no significant employees other than above.

(d)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

(e)	Business Experience

(1)	Barry M. Yantis, president and treasurer has been an officer of the Company for twenty-five years, twelve years as vice-president and thirteen years as president. He has been on the board of directors for twenty-five years and has been associated with the candy business for thirty years.

Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett was elected Vice President in January, 2003. Brett has been associated with the Company for eleven years.

Brian A. Yantis, secretary has been an officer of the Company since May 1992. He has been associated with the insurance business for thirty years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past fifteen years.

(2)	The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

(f)	Involvement in Certain Legal Proceedings

The directors and executive officers have had no involvement with any legal proceedings within the past five years.

Item 9	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

(g)	Promoters and Control Persons

Not applicable

(h)	Audit Committee Financial Expert

Registrant is not required to have an audit committee since the stock is not actively traded. The Board of Directors are not considered audit committee financial experts, but do effectively operate as the audit committee.

Item 10	EXECUTIVE COMPENSATION

(a)	General

Executive officers are compensated for their services as set forth in the Summary Compensation Table. These salaries are approved yearly by the Board of Directors.

(b)

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option/ SARs (#)	LTIP Payouts	All other Compensation
Barry M. Yantis	1) 06-30-04	$112,625	$—	$—	—	—	—	—
Barry M. Yantis	1) 06-30-03	$106,000	$6,667	$—	—	—	—	—
Barry M. Yantis	1) 06-30-02	$106,000	$—	$5,000	—	—	—	—

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive awards table

Not applicable

Item 10	EXECUTIVE COMPENSATION (CONTINUED)

(f)	Defined benefit or actuarial plan disclosure

Not applicable

(g)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2004, $160 of travel expenses were reimbursed to board member Brian A. Yantis.

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

Item 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address	Amounts and Nature of Beneficial Ownership		% of Class
(a) Security ownership of certain beneficial owners

Common; par value $1 per share	Barry Yantis, CEO & Director 5605 Osage Drive St. Joseph, Mo. 64503	194,385	(1)	16.9	%(2)

	Brian Yantis, Officer & Director 1210 E. Clarendon Arlington Heights, IL. 60004	97,192	(1)	8.4	%(2)

(b) Security ownership of management

Common; par value $1 per share	Two directors and CEO as a group	110,856		11.4%

Prior Cumulative Preferred, $5 par value: Series A, 6% convertible	Two directors and CEO as a group	21,533		21.5%

Prior Cumulative Preferred $5 par value: Series B, 6% convertible	Two directors and CEO as a group	21,533		21.5%

Cumulative Preferred, $20 par value: Series A, $5 convertible	Two directors and CEO as a group	3,017		5.2%

Cumulative Preferred, $20 par value: Series B, $5 convertible	Two directors and CEO as a group	630		6.6%

(1) Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

(2) Reflects the percentage assuming the preferred shares above were converted into common stock.

(b) No known change of control is anticipated.

Item 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with management and others

The registrant’s subsidiary, Dye Candy Company will be entering into an operating lease agreement during the next fiscal year to provide office and manufacturing facilities with a limited liability company that is owned 100% by Vice-President and Director, Brett A. Yantis and his spouse. The annual rent has not been determined at this time.

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

Item 13	EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

(3)	Articles of Incorporation and By-Laws

The following are Exhibits attached or explanations included in “Notes to Financial Statements” in Part II of this report:

(4)	Rights of security holders including indentures - Refer to Notes 2 and 3.
(11)	Computation of per share earnings - Refer to Note 5.
(21)	Subsidiaries of registrant - Refer to Note 1.
(31)	Certifications - attached

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services by McGladrey & Pullen, LLP for the years ended June 30, 2004 and 2003.

	2004	2003
Audit fees	$40,200	$28,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date:	9-27-04	By:	/S/ BARRY M. YANTIS
Barry M. Yantis
Chairman of the Board, Chief Executive Officer, President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

/S/ BARRY M. YANTIS
Barry M. Yantis
President, Treasurer (Principal Executive Officer and Chief Financial and Accounting Officer) and Director

9-27-04
Date

/S/ BARRY M. YANTIS
Brett Yantis
Vice-President and Director

9-27-04
Date

/S/ BARRY M. YANTIS
Brian A. Yantis
Secretary and Director

9-27-04
Date