Form 10QSB
period 2004-09-30
CHASE GENERAL CORP
filed 2004-11-10
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(Address of principal executive offices, Zip Code)

(816) 279-1625

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of October 31, 2004, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2004	June 30, 2004
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$107,975	$177,919
Trade receivables, net	207,541	141,297
Income tax refund claims receivable	549	—
Inventories:
Finished goods	234,853	111,351
Goods in process	9,653	3,609
Raw materials	77,143	36,156
Packaging materials	123,975	124,846
Prepaid expenses	3,245	2,940

Total current assets	764,934	598,118

PROPERTY AND EQUIPMENT - NET	241,387	180,198

TOTAL ASSETS	$1,006,321	$778,316

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	June 30, 2004
	(Unaudited)
CURRENT LIABILITIES

Note payable - bank (Note 3)	$80,010	$—
Notes payable - Series B	7,032	7,032
Accounts payable	277,400	94,651
Accrued expenses	38,997	27,930
Income taxes payable	—	24,852

Total current liabilities	403,439	154,465

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,897,500 and $1,890,000 respectively)	500,000	500,000
Series B (liquidation preference $1,852,500 and $1,845,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,389,974 and $4,375,341 respectively)	1,170,660	1,170,660
Series B (liquidation preference $715,426 and $713,041 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,863,114)	(5,842,145)

Total stockholders’ equity	602,882	623,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,006,321	$778,316

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
	2004	2003
NET SALES	$501,955	$375,778

COST OF SALES	386,118	281,587

Gross profit on sales	115,837	94,191

OPERATING EXPENSES

Selling expense	59,173	48,823
General and administrative expenses	82,101	69,156

Total operating expenses	141,274	117,979

Loss from operations	(25,437)	(23,788)

OTHER INCOME (EXPENSE)	(753)	3,493

Net loss before income taxes	(26,190)	(20,295)

CREDIT FOR INCOME TAXES	(5,221)	(1,484)

NET LOSS	(20,969)	(18,811)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(52,987)	$(50,829)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$(.05)	$(.05)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,969)	$(18,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,877	9,071
Provision for bad debts	1,065	1,605
Effects of changes in operating assets and liabilities:
Trade receivables	(67,309)	(2,208)
Income tax refund claims receivable	(549)	—
Inventories	(169,662)	(193,744)
Prepaid expenses	(305)	13,558
Accounts payable	182,749	185,557
Accrued expenses	11,067	684
Income taxes payable	(24,852)	—

Net cash used in operating activities	(76,888)	(4,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(73,066)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – bank	80,810	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(69,944)	(4,288)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	177,919	138,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,975	$134,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$20,180	$968

Interest	$—	$—

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2004 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2004 and for the three months ended September 30, 2003 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2004. The results of operations and cash flows for the three months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended September 30
	2004	2003
Net loss	$(20,969)	$(18,811)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net loss common stockholders	$(52,987)	$(50,829)

Weighted average of outstanding common shares	969,834	969,834

Net loss per share - basic	$(.05)	$(.05)

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at September 30, 2004 and 2003, totaled $6,443,960 and $6,315,888, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

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

NOTE 3 - NOTES PAYABLE - BANK

Effective July 16, 2004 the Company entered into a line-of-credit agreement with a financial institution with an original maturity date of October 15, 2004. Effective October 5, 2004 the line-of-credit agreement was renewed to increase the available borrowings from $80,010 to $120,000 and extend the maturity date to December 15, 2004. The line-of-credit is collateralized by certain equipment and bears interest at an annual rate of 5.5%. At September 30, 2004 the outstanding balance on the line-of-credit was $80,010.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 presentation to conform to the 2004 presentation. The reclassifications had no effect on net income or shareholders’ equity.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operation section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in Item 6 of the Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended September 30
	2004	2003
Net sales	100%	100%
Cost of sales	77	75

Gross profit	23	25

Operating expenses	28	31

Net loss from operations	(5)	(6)
Net loss before income taxes	(5)	(5)
Credit for income taxes	(1)	—

Net loss	(4)%	(5)%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales increased $126,177 or 34% for the three months ended September 30, 2004 to $501,955 compared to $375,778 for the three months ended September 30, 2003. Gross sales for Chase Candy Company increased $98,778 to $460,510 for the three months ended September 30, 2004 compared to $361,732 for 2003. Gross sales for Poe Candy Company increased $33,397 to $47,418 for the three months ended September 30, 2004 compared to $14,021 for 2003.

The overall increase in net sales for the three month period ended September 30, 2004 is primarily due to expansion of the sales market and its website sales. In addition, the Poe 2004 sales increase is a result of timing of shipments to several customers who received orders in September, 2004 while in prior years delivery was in October.

COST OF SALES

The cost of sales increased $104,531 to $386,118 increasing to 77% of related revenues for the three months ended September 30, 2004, compared to $281,587 or 75% of related revenues for the three months ended September 30, 2003.

This dollar increase in cost of sales is in direct relationship to the increased volume of sales. The overall increase in net sales for the three months ended September 30, 2004, more than offset the increase in cost of sales as described in net sales. Included in the cost of sales are labor rate increases of 3-4% along with shipping cost increases of 15%.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2004 increased $10,350 to $59,173, and decreased to 12% of sales, compared to $48,832 or 13% of sales for the three months ended September 30, 2003. The increase in selling expenses are due to the Company’s increased sales and marketing activity. Commissions increased 49% to $14,243 for the three months ended September 30, 2004, which correlates to the increase in net sales as described above.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2004 increased $12,945 to $82,101, and decreased to 16% of sales, compared to $69,156 or 18% of sales for the three months ended September 30, 2003. The increased costs are due to increased professional fees.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income and expense decreased by $4,246 for the three months ended September 30, 2004 to $(753), compared to $3,493 for the three months ended September 30, 2003. This decrease was due to a decrease in miscellaneous income of $3,689 and an increase in interest expense of $508 due to obtaining bank financing during quarter ended September 30, 2004.

CREDIT FOR INCOME TAXES

The Company recorded a tax benefit for the three months ended September 30, 2004 of $5,221 as compared to a tax benefit of $1,484 for the three months ended September 30, 2003. This increase of $3,737 was due to higher loss for the current period to carry back to prior periods.

NET LOSS

The Company reported a net loss for the quarter ended September 30, 2004 of $20,969, compared to a net loss of $18,811 for the quarter ended September 30, 2003. This increase of $2,158 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three months ended September 30, 2004 and 2003, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2004 was $(52,987) which is an increase of $2,158 as compared to the three months ended September 30, 2003. The increase is explained above.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2004, the Company obtained bank financing totaling $80,010, of which $68,730 was used to complete the purchase of a new bagger machine and $11,280 was used to fund operations.

The Company’s series B notes to a related party are expected to be paid in full on December 20, 2004 at the current 6% rate of interest. Net cash provided by financing activities was $80,010 and $-0- for the three months ended September 30, 2004 and 2003, respectively.

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

The Company believes after obtaining an additional $40,000 bank financing in October 2004, it will have sufficient resources to finance its current operations for at least the next twelve months through working capital. Cash and cash equivalents decreased $69,944 to $107,975 at September 30, 2004 from $177,919 at June 30, 2004. To date, there are no material commitments by the Company for capital expenditures. At September 30, 2004, the Company’s accumulated deficit was $5,863,114, compared to accumulated deficit of $5,842,145 as of June 30, 2004. Working capital as of September 30, 2004 decreased 18.5% to $361,495 from $443,653 as of June 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2004 is $6,443,960.

ITEM 6. EXHIBITS

Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated: November 9, 2004

By:	/S/ BARRY M. YANTIS
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the
Board