Form 10QSB
period 2004-12-31
CHASE GENERAL CORP
filed 2005-02-14
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of January 31, 2005, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended December 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2004	June 30, 2004
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$197,931	$177,919
Trade receivables, net	163,282	141,297
Inventories:
Finished goods	50,197	111,351
Goods in process	4,469	3,609
Raw materials	59,204	36,156
Packaging materials	100,802	124,846
Prepaid expenses	2,568	2,940

Total current assets	578,453	598,118

PROPERTY AND EQUIPMENT - NET	293,275	180,198

TOTAL ASSETS	$871,728	$778,316

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2004	June 30, 2004
	(Unaudited)
CURRENT LIABILITIES
Forgivable loan - bank (Note 3)	$5,000	$—
Notes payable - Series B	—	7,032
Accounts payable	30,453	94,651
Accrued expenses	14,909	27,930
Income taxes payable	40,265	24,852

Total current liabilities	90,627	154,465

Long-term liabilities
Forgivable loan	20,000	—

Total liabilities	110,627	154,465

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,905,000 and $1,890,000 respectively)	500,000	500,000
Series B (liquidation preference $1,860,000 and $1,845,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,404,607 and $4,375,341 respectively)	1,170,660	1,170,660
Series B (liquidation preference $717,811 and $713,041 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,704,895)	(5,842,145)

Total stockholders’ equity	761,101	623,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$871,728	$778,316

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31
	2004	2003
NET SALES	$1,216,367	$1,104,450

COST OF SALES	833,436	729,296

Gross profit on sales	382,931	375,154

OPERATING EXPENSES
Selling expense	110,596	100,773
General and administrative expenses	54,496	57,234

Total operating expenses	165,092	158,007

Income from operations	217,839	217,147

OTHER INCOME (EXPENSE)	(854)	200

Net income before income taxes	216,985	217,347

PROVISION FOR INCOME TAXES	58,766	62,759

NET INCOME	158,219	154,588

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$126,201	$122,570

NET INCOME PER SHARE OF COMMON STOCK - BASIC	$.13	$.13

NET INCOME PER SHARE OF COMMON STOCK - DILUTED	$.08	$.08

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31
	2004	2003
NET SALES	$1,718,322	$1,447,232

COST OF SALES	1,219,554	977,887

Gross profit on sales	498,768	469,345

OPERATING EXPENSES

Selling expense	169,769	149,596
General and administrative expenses	136,597	126,390

Total operating expenses	306,366	275,986

Income from operations	192,402	193,359

OTHER INCOME (EXPENSE)	(1,607)	3,693

Net income before income taxes	190,795	197,052

PROVISION FOR INCOME TAXES	53,545	61,275

NET INCOME	137,250	135,777

Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$73,214	$71,741

NET INCOME PER SHARE OF COMMON STOCK - BASIC	$.08	$.07

NET INCOME PER SHARE OF COMMON STOCK - DILUTED	$.06	$.06

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,250	$135,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,755	18,142
Provision for bad debts	2,130	3,210
Effects of changes in operating assets and liabilities:
Trade receivables	(24,115)	29,263
Inventories	61,290	2,540
Prepaid expense	372	15,834
Accounts payable	(64,198)	1,067
Accrued expenses	(13,021)	28,416
Income taxes payable	15,413	—

Net cash provided by operating activities	138,876	234,249

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(136,832)	(15,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	(7,032)	(15,000)
Proceeds from forgivable loan	25,000	—

Net cash provided by (used in) financing activities	17,968	(15,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,012	204,072

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	177,919	138,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$197,931	$342,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$38,132	$1,808

Interest	$2,140	$1,322

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2004 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2004 and for the three months and six months ended December 31, 2003 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2004. The results of operations for the three months and six months ended December 31, 2004 and cash flows for the six months ended December 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET INCOME PER SHARE

The basic income per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2004	2003	2004	2003
Net income	$158,219	$154,588	$137,250	$135,777

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income common stockholders	$126,201	$122,570	$73,214	$71,741

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net income per share - basic	$.13	$.13	$.08	$.07

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

The diluted earnings per share was computed on the weighted average of outstanding common shares plus potential dilutive common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2004	2003	2004	2003
Net income	$158,219	$154,588	$137,250	$135,777

Preferred dividend requirements:
6% Series Convertible
Series A	—	—	—	—
Series B	—	—	—	—
5% Series Convertible
Series A	—	—	29,266	29,266
Series B	—	—	4,770	4,770

Total Dividend Requirements	—	—	34,036	34,036

Net Income Common Stockholders	158,219	154,588	103,214	101,741

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Dilutive effect of conversion:
6% Series Convertible
Series A	400,000	400,000	400,000	400,000
Series B	375,000	375,000	375,000	375,000
5% Series Convertible
Series A	222,133	222,133	—	—
Series B	36,201	36,201	—	—

Weighted average of diluted outstanding common shares	2,003,168	2,003,168	1,744,834	1,744,834

Diluted Earnings Per Share	$.08	$.08	.06	$.06

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2004 and 2003, totaled $6,475,978 and $6,347,906, respectively. Total dividends in arrears, on a per share basis, consist of the following at December 31:

	Six Months Ended December 31
	2004	2003
6% Convertible
Series A	$14	$14
Series B	13	13

5% Convertible
Series A	55	54
Series B	55	54

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

NOTE 3 - FORGIVABLE LOAN

The Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Company must meet the criteria of constructing a 20,000 square foot building, create a minimum of two new full-time equivalent jobs during the first year of operation in the new facility, and maintain 19 existing jobs each year thereafter until the five year term has expired. Currently, the building is tentatively planned for occupation during March 2005.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 presentation to conform to the 2004 presentation. The reclassifications had no effect on net income or shareholders’ equity.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in Item 7 of the Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%

Cost of sales	69	66	71	68

Gross profit	31	34	29	32

Operating expenses	13	14	18	19

Net income from operations	18	20	11	13
Net income before income taxes	18	20	11	13
Provision for income taxes	5	6	3	4

Net income	13%	14%	8%	9%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales increased $111,917 or 10% for the three months ended December 31, 2004 to $1,216,367 compared to $1,104,450 for the three months ended December 31, 2003. Gross sales for Chase Candy Company increased $55,835 to $416,334 for the three months ended December 31, 2004 compared to $360,499 for 2003. Gross sales for Poe Candy Company increased $31,158 to $818,933 for the three months ended December 31, 2004 compared to $787,775 for 2003.

Net sales increased $271,090 or 19% for the six months ended December 31, 2004 to $1,718,322 compared to $1,447,232 for the six months ended December 31, 2003. Gross sales for Chase Candy Company increased $154,613 to $876,844 for the six months ended December 31, 2004 compared to $722,231 for 2003. Gross sales for Poe Candy Company increased $64,555 to $866,351 for the six months ended December 31, 2004 compared to $801,796 for 2003.

The overall increase in net sales for the three month period ended December 31, 2004 is primarily due to this time completes the busy season for the Company, along with expansion of the sales market and its website sales, which continued from the first quarter so that year to date net sales have significant gains.

COST OF SALES

The cost of sales increased $104,140 to $833,436 increasing to 69% of related revenues for the three months ended December 31, 2004, compared to $729,296 or 66% of related revenues for the three months ended December 31, 2003. The cost of sales increased $241,667 to $1,219,554 increasing to 71% of related revenues for the six months ended December 31, 2004, compared to $977,887 or 68% of related revenues for the six months ended December 31, 2003.

This dollar increase in cost of sales is anticipated due to the increased volume of sales. Included in the cost of sales are increases of labor rates 3-4%, shipping cost of 21%, and packaging material of 16% year to date. The multiple changes in rates for fuel and petroleum products have caused these increases for freight and packaging material.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2004 increased $9,823 to $110,596, which is 9% of sales, compared to $100,773 or 9% of sales for the three months ended December 31, 2003. Selling expenses for the six months ended December 31, 2004 increased $20,173 to $169,769, which is 10% of sales, compared to $149,596 or 10% of sales for the six months ended December 31, 2003. The increase in selling expenses consisting of commissions, sales salaries, promotions and samples are due to the Company’s increased sales and marketing activity which resulted in the net sales increase as explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2004 decreased $2,738 to $54,496, and decreased to 4% of sales, compared to $57,234 or 5% of sales for the three months ended December 31, 2003. General and administrative expenses for the six months ended December 31, 2004 increased $10,207 to $136,597, and decreased to 8% of sales, compared to $126,390 or 9% of sales for the six months ended December 31, 2003. The increase in costs is due to increased professional fees.

OTHER INCOME (EXPENSE)

Other income and expense decreased by $1,054 for the three months ended December 31, 2004 to $(854), compared to $200 for the three months ended December 31, 2003. Other income and expense decreased by $5,300 for the six months ended December 31, 2004 to $(1,607), compared to $3,693 for the six months ended December 31, 2003. This was due to a decrease in miscellaneous income of $3,733 and an increase in interest expense of $1,567 due to the Notes Payable, Series B being paid off in the current year and obtaining a short-term operating note during this period.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2004 of $58,766 as compared to $62,759 for the three months ended December 31, 2003. The Company recorded a tax provision for the six months ended December 31, 2004 of $53,545 as compared to $61,275 for the six months ended December 31, 2003.

NET INCOME

The Company reported a net income for the quarter ended December 31, 2004 of $158,219, compared to a net profit of $154,588 for the quarter ended December 31, 2003. This increase of $3,631 is explained above.

The Company reported a net income for the six months ended December 31, 2004 of $137,250, compared to a net income of $135,777 for the six months ended September 30, 2003. This increase of $1,473 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2004 and 2003, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2004 was $126,201 which is an increase of $3,631 as compared to the three months ended December 31, 2003.

Net income applicable to common stockholders for the six months ended December 31, 2004 was $73,214 which is an increase of $1,473 as compared to the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2004, the Company obtained bank financing totaling $80,010, of which $68,730 was used to complete the purchase of a new bagger machine and $11,280 was used to fund operations. This loan was paid in full during the second quarter ended December 31, 2004. In addition, the Company purchased a new vehicle for $31,785.

The Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Company must meet the criteria of building a 20,000 square foot building, create a minimum of two new full-time equivalent jobs during the first year of operation in the new facility, and maintain 19 existing jobs each year thereafter until the five year term has expired. Currently, the building is tentatively planned for occupation during March 2005.

The Company’s series B notes to a related party were paid in full on December 20, 2004 at the current 6% rate of interest.

Net cash provided by financing activities was $17,968 and $(15,000) for the six months ended December 31, 2004 and 2003, respectively.

The Company’s lease on its office and plant facility is effective through March 31, 2005 at $2,955 per month. The Company decided not to renew this lease. The Company will lease a new office/warehouse facility from a Company, owned by one of the Company’s directors. The facility is currently being built with intended occupancy March 1, 2005. The Company has expended $28,230 to date for various costs in anticipation of the move to new facilities. However, the Company has no plans for acquiring major acquisitions for the new facility.

The Company believes it will have sufficient resources to finance its current operations for at least the next twelve months through working capital. Cash and cash equivalents increased $20,012 to $197,931 at December 31, 2004 from $177,919 at June 30, 2004. To date, there are no material commitments by the Company for capital expenditures. At December 31, 2004, the Company’s accumulated deficit was $5,704,895, compared to accumulated deficit of $5,842,145 as of June 30, 2004. Working capital as of December 31, 2004 increased 10% to $487,826 from $443,653 as of June 30, 2004.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2004 is $6,475,978.

ITEM 6. EXHIBITS

Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
Registrant

Dated: February 10, 2005	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the Board

Dated: