Form 10QSB
period 2005-03-31
CHASE GENERAL CORP
filed 2005-05-09
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 2-5916

CHASE GENERAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Missouri	36-2667734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1307 South 59th, St. Joseph, Missouri 64507

(Address of principal executive offices, Zip Code)

(816) 279-1625

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of April 30, 2005, there were 969,834 shares of common stock, $1 par value, issued and outstanding. Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended December 31, 2004

Exhibit 31 -	Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	16

Exhibit 32 -	Certification 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005	June 30, 2004
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$154,691	$177,919
Trade receivables, net	145,105	141,297
Inventories:
Finished goods	50,336	111,351
Goods in process	8,409	3,609
Raw materials	35,641	36,156
Packaging materials	89,376	124,846
Prepaid expenses	6,157	2,940

Total current assets	489,715	598,118

PROPERTY AND EQUIPMENT - NET	341,058	180,198

TOTAL ASSETS	$830,773	$778,316

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2005	June 30, 2004
	(Unaudited)
CURRENT LIABILITIES

Forgivable loan - bank (Note 3)	$5,000	$—
Notes payable - Series B	—	7,032
Accounts payable	48,389	94,651
Accrued expenses	29,453	27,930
Income taxes payable	933	24,852

Total current liabilities	83,775	154,465

Long-term liabilities
Forgivable loan	20,000	—
Deferred income taxes	7,261	—

Total long-term liabilities	27,261	—

Total liabilities	111,036	154,465

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,912,500 and $1,890,000 respectively)	500,000	500,000
Series B (liquidation preference $1,867,500 and $1,845,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,419,240 and $4,375,341 respectively)	1,170,660	1,170,660
Series B (liquidation preference $720,196 and $713,041 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,746,259)	(5,842,145)

Total stockholders’ equity	719,737	623,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$830,773	$778,316

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2005	2004
NET SALES	$396,156	$332,479

COST OF SALES	359,845	289,671

Gross profit on sales	36,311	42,808

OPERATING EXPENSES

Selling expense	51,429	54,180
General and administrative expenses	52,017	53,916

Total operating expenses	103,446	108,096

Loss from operations	(67,135)	(65,288)

OTHER INCOME (EXPENSE)	340	544

Net loss before income taxes	(66,795)	(64,744)

PROVISION FOR INCOME TAXES (BENEFITS)	(25,431)	(21,991)

NET LOSS	(41,364)	(42,753)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(73,382)	$(74,771)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$(.08)	$(.08)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31
	2005	2004
NET SALES	$2,114,478	$1,844,164

COST OF SALES	1,579,399	1,332,011

Gross profit on sales	535,079	512,153

OPERATING EXPENSES

Selling expense	221,198	203,776
General and administrative expenses	188,614	180,306

Total operating expenses	409,812	384,082

Income from operations	125,267	128,071

OTHER INCOME (EXPENSE)	(1,267)	4,237

Net income before income taxes	124,000	132,308

PROVISION FOR INCOME TAXES (BENEFITS)	28,114	39,284

NET INCOME	95,886	93,024

Preferred dividends	(96,054)	(96,054)

Net loss applicable to common stockholders	$(168)	$(3,030)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$—	$—

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,886	$93,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,216	31,061
Provision for bad debts	3,195	4,815
(Gain) on sale of equipment	(5,849)	—
Deferred income taxes	7,261	—
Effects of changes in operating assets and liabilities:
Receivables	(7,003)	(30,612)
Inventories	92,200	(16,540)
Prepaid expense	(3,217)	17,486
Accounts payable	(46,262)	32,983
Accrued expenses	1,523	(17,138)
Income taxes payable	(23,919)	38,024

Net cash provided by operating activities	151,031	153,103

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(207,227)	(36,003)
Proceeds from sale of equipment	15,000	—

Net cash (used in) investing activities	(192,227)	(36,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	(7,032)	(15,000)
Proceeds from forgivable loan	25,000	—
Proceeds from line-of-credit	80,010	—
Principal payments on line-of-credit	(80,010)	—

Net cash provided by (used in) financing activities	17,968	(15,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,228)	102,100

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	177,919	138,806

CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,691	$240,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$44,772	$2,228

Interest	$2,140	$1,322

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2004 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2005 and for the three months and nine months ended March 31, 2004 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2004. The results of operations for the three months and nine months ended March 31, 2005 and cash flows for the nine months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET LOSS PER SHARE

The basic income (loss) per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2005	2004	2005	2004
Net (loss) income	$(41,364)	$(42,753)	$95,886	$93,024

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net loss common stockholders	$(73,382)	$(74,771)	$(168)	$(3,030)

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net loss per share - basic	$(.08)	$(.08)	$—	$—

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2005 and 2004, totaled $6,507,996 and $6,379,924, respectively. Total dividends in arrears, on a per share basis, consist of the following at December 31:

	Nine Months Ended December 31
	2005	2004
6% Convertible
Series A	$14	$14
Series B	13	13

5% Convertible
Series A	56	55
Series B	56	55

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

NOTE 3 - FORGIVABLE LOAN

The Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Company must meet the criteria of constructing a 20,000 square foot building, create a minimum of two new full-time equivalent jobs during the first year of operation in the new facility, and maintain 19 existing jobs each year thereafter until the five year term has expired. The building was occupied during March 2005 with production beginning April 2005.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 presentation to conform to the 2005 presentation. The reclassifications had no effect on net income or shareholders’ equity.

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales	91	87	75	72

Gross profit	9	13	25	28
Operating expenses	26	33	19	21

Income (loss) from operations	(17)	(20)	6	7
Net income (loss) before income taxes	(17)	(20)	6	7
Provision (credit) for income taxes	(6)	(7)	1	2

Net income (loss)	(11)%	(13)%	5%	5%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales increased $63,677 or 19% for the three months ended March 31, 2005 to $396,156 compared to $332,479 for the three months ended March 31, 2004. Gross sales for Chase Candy Company increased $66,364 to $401,405 for the three months ended March 31, 2005 compared to $335,041 for 2004. Gross sales for Poe Candy Company decreased $4,029 to $2,568 for the three months ended March 31, 2005 compared to $6,597 for 2004.

Net sales increased $270,314 or 15% for the nine months ended March 31, 2005 to $2,114,478 compared to $1,844,164 for the nine months ended March 31, 2004. Gross sales for Chase Candy Company increased $220,977 to $1,278,249 for the nine months ended March 31, 2005 compared to $1,057,272 for 2004. Gross sales for Poe Candy Company increased $60,526 to $868,919 for the nine months ended March 31, 2005 compared to $808,393 for 2004.

The overall increase in net sales for the three and nine month periods ended March 31, 2005 is primarily due to the new sales representative’s aggressive efforts, whom was hired in March 2003 to search and realize product growth outside of busy season. The Company has set a record of continued sales increases for 10 consecutive months.

COST OF SALES

The cost of sales increased $70,174 to $359,845 increasing to 91% of related revenues for the three months ended March 31, 2005, compared to $289,671 or 87% of related revenues for the three months ended March 31, 2004. The cost of sales increased $247,388 to $1,579,399 increasing to 75% of related revenues for the nine months ended March 31, 2005, compared to $1,332,011 or 72% of related revenues for the nine months ended March 31, 2004.

This dollar increase in cost of sales is anticipated due to the increased volume of sales. Included in the cost of sales are increases of labor rates 3-4%, shipping cost of 31%, and packaging material of 14% year to date. The multiple changes in rates for fuel and petroleum products have caused these increases for freight and packaging material.

During the last month of the current quarter, production labor and supplies included $67,457 costs to prepare the production equipment to be moved to the new manufacturing plant. In addition, the last two weeks of March, production lines were stopped in anticipation of moving to the new facility.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2005 decreased $2,751 to $51,429, which is 13% of sales, compared to $54,180 or 16% of sales for the three months ended March 31, 2004. Selling expenses for the nine months ended March 31, 2005 increased $17,422 to $221,198, which is 10% of sales, compared to $203,776 or 11% of sales for the nine months ended March 31, 2004. The increase in selling expenses consisting of commissions, sales salaries, promotions and samples are due to the Company’s increased sales and marketing activity which resulted in the net sales increase, along with an increase in sales to house accounts, as explained above.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2005 decreased $1,899 to $52,017, and decreased to 13% of sales, compared to $53,916 or 16% of sales for the three months ended March 31, 2004. General and administrative expenses for the nine months ended March 31, 2005 increased $8,308 to $188,614, and decreased to 9% of sales, compared to $180,306 or 10% of sales for the nine months ended March 31, 2004. The increase in costs for the nine months ended March 31, 2005 is due to increased professional fees. The decrease for the three months ended March 31, 2005 was due to a gain on a sale of equipment.

INCOME (LOSS) FROM OPERATIONS

(Loss) from operations was $(67,135) for the three months ended March 31, 2005 as compared to $(65,288) for the three months ended March 31, 2004. Income from operations was $125,267 for the nine months ended March 31, 2005 as compared to $128,071 for the nine months ended March 31, 2004. The changes are explained above.

OTHER INCOME (EXPENSE)

Other income and expense decreased by $204 for the three months ended March 31, 2005 to $340, compared to $544 for the three months ended March 31, 2004. Other income and expense decreased by $5,504 for the nine months ended March 31, 2005 to $(1,267), compared to $4,237 for the nine months ended March 31, 2004. This was due to a decrease in miscellaneous income of $4,285 and an increase in interest expense of $1,402 due to obtaining a short-term operating note during this period.

PROVISION FOR INCOME TAXES (BENEFITS)

The Company recorded a tax credit provision for the three months ended March 31, 2005 of $(25,431) as compared to $(21,991) for the three months ended March 31, 2004. The Company recorded a tax provision for the nine months ended March 31, 2005 of $28,114 as compared to $39,284 for the nine months ended March 31, 2004.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET INCOME

The Company reported a net loss for the quarter ended March 31, 2005 of $(41,364), compared to a net loss of $(42,753) for the quarter ended March 31, 2004. This decrease of $1,389 is explained above.

The Company reported a net income for the nine months ended March 31, 2005 of $95,886, compared to a net income of $93,024 for the nine months ended March 31, 2004. This increase of $2,862 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and nine months ended March 31, 2005 and 2004, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2005 was $(73,382) as compared to ($74,771), for the three months ended March 31, 2004.

Net loss applicable to common stockholders for the nine months ended March 31, 2005 was $(168) as compared to the loss of $(3,030) for the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2005, the Company obtained bank financing totaling $80,010, of which $68,730 was used to complete the purchase of a new bagger machine and $11,280 was used to fund operations. This loan was paid in full during the second quarter ended December 31, 2004. In addition, the Company purchased two vehicles for $62,776.

The Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Company must meet the criteria of building a 20,000 square foot building, create a minimum of two new full-time equivalent jobs during the first year of operation in the new facility, and maintain 19 existing jobs each year thereafter until the five year term has expired. The Company began moving its production equipment in late March 2005 with the intention of being fully relocated and back in production April 23, 2005.

The Company’s series B notes to a related party were paid in full on December 20, 2004 at the current 6% rate of interest.

Net cash provided by (used in) financing activities was $17,968 and $(15,000) for the nine months ended March 31, 2005 and 2004, respectively.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company’s lease on its office and plant facility was effective through March 31, 2005 at $2,955 per month, which the Company did not renew. The Company’s new lease of office/warehouse facility is with BDY Properties L.L.C. that is owned by a Company director and his spouse. The new lease terms call for rental of $6,500 per month for five years and the Company is responsible for insurance, taxes and repairs. The Company has expended $80,730 to date for various costs in anticipation of the move to the new facilities. The Company has no plans for acquiring major acquisitions for the new facility.

The Company believes it will have sufficient resources to finance its current operations for at least the next twelve months through working capital. Cash and cash equivalents decreased $(23,228) to $154,691 at March 31, 2005 from $177,919 at June 30, 2004. To date, there are no material commitments by the Company for capital expenditures. At March 31, 2005, the Company’s accumulated deficit was $5,746,259, compared to accumulated deficit of $5,842,145 as of June 30, 2004. Working capital as of March 31, 2005 decreased 8% to $405,940 from $443,653 as of June 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2005 is $6,507,996.

ITEM 6. EXHIBITS

Exhibits.
31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated: May 9, 2005	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the Board

Dated: