Form 10KSB
period 2005-06-30
CHASE GENERAL CORP
filed 2005-09-27
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

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

None

Check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $2,591,492.

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the issuer is not actively traded. Therefore, market value of the stock is unknown as of 60 days prior to the date of this filing.

The number of shares of outstanding common stock of the issuer as of August 31, 2005 was 969,834.

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

The principal products produced are as follows:

Chase Candy Division of Dye Candy Company produces a candy bar under the trade name of “Cherry Mash”. The bar is distributed in six case sizes:

(1) 60 count pack

(2) 12 boxes of 24 bars per box

(3) 200 count shipper box

(4) 100 count shipper box

(5) 100 # 2 box Counter Display

(6) 4 box - 36 count Counter Display

In addition to the regular size bar, a “mini-mash” is distributed in:

Six case sizes:

(1) 24 - 12 oz. Bags

(2) 6 jars - 60 bars per jar

(3) 23 # wrapped bars

(4) 22 # unwrapped bars

(5) 36 - 4 oz. tubs

(6) 6 - 4 # jars

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

COMPETITION AND MARKETS

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2005 and 2004, this division accounted for 67% and 64%, respectively, of the consolidated revenue of Dye Candy Company.

The Poe Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2005 and 2004, the division accounted for 33% and 36%, respectively, of the consolidated revenue of Dye Candy Company.

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

(Continued)

COMPETITION AND MARKETS (CONTINUED)

The confectionery market for the type of product produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery (candy) industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Crown Candy Company, Vermico Candy Company, and the Poe Division of Dye Candy Company with approximately 70% of the market share among them. In the United States, Sophie Mae and Old Dominion have approximately 80% of the market share of the peanut candy business in which the Poe Division operates. Dye Candy Company sells approximately 95% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Dye Candy Company’s market share in the coconut industry does not vary significantly from year to year.

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

EMPLOYEES

As of June 30, 2005, the Company had 21 full time employees. There were 17 in manufacturing, 2 in sales and marketing and 2 in finance and administration. This expands to approximately 50 full time personnel during the two busy production seasons in spring and fall.

CUSTOMERS

For the years ending June 30 2005 and 2004, Associated Wholesale Grocers accounted for 21% and 26% of gross sales, respectively. For the years ending June 30, 2005 and 2004, Wal-Mart and its affiliates accounted for 27% and 23% of gross sales, respectively. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2005 and 2004.

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

Chase General Office and Dye Candy Company Operating Plant - During fiscal year 2004 until March 2005, the Company leased a building housing the office and plant located at 3600 Leonard Rd., in St. Joseph, Missouri. The building contained the general offices of Chase General Corporation, Dye Candy Company, and its divisions. The production plant of Dye Candy Company occupied the remainder of the building. The building was specifically designed for the type of operations conducted by the registrant with approximately 20,000 square feet for production and approximately 2,000 square feet for the office. The Company’s lease on this building expired March 31, 2005, which the Company elected not to renew.

During March 2005, the Company moved its office and plant to its current location 1307 South 59th, St. Joseph, Missouri. The building contains the general offices for Chase General Corporation, Dye Candy Company and its divisions (of approximately 2,000 square feet). The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity, owned by a director of the Company and his spouse. The building is adequate to meet the Companies requirements.

The Company believes both facilities are adequately covered by insurance.

Item 3 LEGAL PROCEEDINGS

None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

(Continued)

Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Security holders

As of September 15, 2005, the latest practicable date, the approximate number of record holders of common stock was 1,439, including individual participants in security listings.

Dividends

(1)	Dividend history and restrictions

No dividends have been paid during the past two fiscal years and there are no dividend restrictions.

(2)	Dividend policy

There is no set policy on the payment of dividends due to the financial condition of the Company and other factors. It is not anticipated that cash dividends will be paid in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Item 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

	2005	2004
Net sales	100.00%	100.00%
Cost of sales	74.41	73.44

Gross profit	25.59	26.56

Selling expense	10.70	11.64
General and administrative expense	10.28	10.38

Income from operations	4.61	4.54
Other income (expense), net	.06	.26

Income before income taxes	4.67	4.80
Provision for income taxes	1.04	1.19

Net income	3.63	3.61
Preferred dividends	(4.94)	(5.76)

Net (loss) applicable to common stockholders	(1.31)%	(2.15)%

NET SALES

During the year ended June 30, 2005, net sales increased 16.6% from June 30, 2004 though June 30, 2005. The increase was due to promotions with customers and expansion of the sales market. Additionally, the Company continued to expand its sales through its website.

COST OF SALES

Cost of sales for the year ended June 30, 2005 as compared to the year ended June 30, 2004, increased by 18.1%. This was due to the additional sales that required more materials and labor, along with rate increases for freight in/out; rent increases for new leased facility and depreciation for additional equipment.

GROSS PROFIT

Gross profit for the year ended June 30, 2005 increased 12.3% as compared to the year ended June 30, 2004. This was due to the greater volume in sales for the year along with increased prices for products and spreading the fixed portion of manufacturing overhead costs over a larger sales amount.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2005 increased 7.1% as compared to the year ended June 30, 2004. The majority of this increase is due to an increase in commissions paid for the increased sales to expand market share.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2005 increased 15.5% as compared to the year ended June 30, 2004. Professional fees for the year ended June 30, 2005 increased $17,863. Net losses from sales of equipment related to the move to the new facility from the former plant location for the current year was $18,056 as compared to $-0- loss incurred for year ended June 30, 2004.

INCOME FROM OPERATIONS

Income from operations for the year ended June 30, 2005 was 4.61% of net sales as compared to 4.54% of net sales for the year ended June 30, 2004 for the reasons described above.

OTHER INCOME (EXPENSE), NET

Other income and expense decreased by $4,111 for the year ended June 30, 2005 as compared to the year ended June 30, 2004. This was due to a decrease in miscellaneous income of $1,838, a decrease in interest income of $977, and an increase in interest expense of $1,296.

INCOME BEFORE INCOME TAXES

Income before income taxes was $121,155 for the year ended June 30, 2005. This increased by $14,423 as compared to the year ended June 30, 2004.

The reasons for the increase are discussed above.

PROVISION FOR INCOME TAXES

Provision for income taxes was $27,077 for the year ended June 30, 2005. This was an increase of $545 as compared to the year ended June 30, 2004.

NET INCOME

Net income for the year ended June 30, 2005 was $94,078 which is an increase of $13,878 as compared to the year ended June 30, 2004. The reasons for the increase are discussed above.

PREFERRED DIVIDENDS

Preferred dividends were $128,072 for the years ended June 30, 2005 and 2004.

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders was $(33,994) for the year ended June 30, 2005 compared to $(47,872) for the year ended June 30, 2004 for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Positive cash flows from operating activities were generated for fiscal years ended 2005 in the amount of $140,229, compared to positive cash flows from operating activities generated for fiscal year ended June 30, 2004 in the amount of $135,935.

At various times during the years, and in anticipation of heavier cash demands due to seasonal production, plant improvements, and/or major promotional programs, it is the Company’s practice to invest in short term U.S. Treasury obligations or financial institution certificates of deposit. At June 30, 2005, the Company had $34,157 invested in a short term certificate of deposit to meet the 2006 fall production season which is included as a cash equivalent on the balance sheet.

The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated, adjustments to inventory levels are made accordingly. Raw materials increased approximately $2,032 from June 30, 2004 to June 30, 2005. The current year slight increase can be attributed to the fact of the Company watching markets for these commodities, and purchases were made accordingly.

Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Packaging materials decreased $34,001 at June 30, 2005 from June 30, 2004. The decrease is attributed to the Company purchasing large quantities during the 2003 year of a clam shell packaging that would fulfill the Company’s packaging needs for several seasons.

Finished goods inventory decreased $948 from June 30, 2004 to June 30, 2005. This slight decrease was due to plant operations being closed for holiday at end of fiscal year June 30, 2005. Goods in process remained comparable to prior years.

The Company continues to write off equipment that is no longer useful to the operations of the Company. These write offs have been immaterial over the prior three years. This year, when the Company moved its office and plant facilities, various equipment with a book value of $23,797 was abandoned. The Company, for fiscal year ended June 30, 2005, did acquire a Hayssen Bagmaker with scale to streamline packaging operations. Purchases of $285,311 and $81,822 were made during the years ended June 30, 2005 and 2004, respectively, to upgrade and update existing production, transportation, and office equipment. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers in the next several years with no set target date. The anticipated cost of a new brittle cooker is approximately $8,000. The Company believes it needs two of these. Net cash used in investing activities was $(275,311) and $(81,822) for the years ended June 30, 2005 and 2004, respectively.

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

For the past ten years, the Company has not been indebted except for the series B notes. On December 20, 2004, the remaining balance of $7,032 was paid in full to related parties. The Company did borrow $80,010 on a line-of-credit during the fall 2004 busy season and was paid in full November 2004. The Company received an economic incentive of $25,000, which is a forgivable loan at a rate of $5,000 per year. Net cash provided by (used in) financing activities was $17,968 and $(15,000) for the years ended June 30, 2005 and 2004, respectively.

The Company’s lease on its office and plant facility is effective through March 31, 2025 at $6,500 per month. The facility is owned by a director and his spouse.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation 46 Consolidation of Variable Interest Entities (FIN 46(R), which was effective for the Company beginning January 31, 2003. FIN 46 addresses the consolidation by business enterprises of variable interest entities that have certain characteristics of control ordinarily held by owners.

Application of FIN 46 had no effect on the Company’s financial condition, results of operations or liquidity.

Item 7 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 14 through 29 of this Form 10-KSB.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Chase General Corporation and Subsidiary

St. Joseph, Missouri

We have audited the accompanying consolidated balance sheet of Chase General Corporation and Subsidiary as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2005, and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with U. S. generally accepted accounting principles.

Kansas City, Missouri

August 26, 2005

McGladrey & Pullen, LLP is a member firm of RSM International –

an affiliation of separate and independent legal entities.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,805
Receivables:
Trade, less allowance for doubtful accounts of $13,170 (Note 8)	185,521
Income tax refund claims	18,425
Inventories:
Finished goods	110,403
Goods in process	4,440
Raw materials	38,188
Packaging materials	90,845
Prepaid expenses	3,197
Deferred income taxes (Note 4)	4,230

Total current assets	516,054

PROPERTY AND EQUIPMENT
Land	35,000
Buildings	85,738
Machinery and equipment	711,590
Trucks and autos	128,987
Office equipment	51,636
Leasehold improvements	67,025

Total	1,079,976
Less accumulated depreciation	695,880

Total property and equipment	384,096

TOTAL ASSETS	$900,150

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$104,380
Forgivable loan - bank (Note 2)	5,000
Accrued expenses	23,029

Total current liabilities	132,409

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	29,812
Forgivable loan - bank (Note 2)	20,000

Total long-term liabilities	49,812

Total liabilities	182,221

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding: (Note 3)
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,920,000)	500,000
Series B (liquidation preference $1,875,000)	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,433,873)	1,170,660
Series B (liquidation preference $722,581)	190,780
Common stock, $1 par value	969,834
Paid-in capital in excess of par	3,134,722
Accumulated deficit	(5,748,067)

Total stockholders’ equity	717,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$900,150

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2005 and 2004

	2005	2004
NET SALES (NOTE 8)	$2,591,492	$2,222,702
COST OF SALES	1,928,351	1,632,252

Gross Profit	663,141	590,450

OPERATING EXPENSES
Selling expenses	277,329	258,839
General and administrative expenses	266,356	230,689

Total operating expenses	543,685	489,528

Income from operations	119,456	100,922

OTHER INCOME (EXPENSE), NET
Interest income	474	1,451
Miscellaneous income	2,943	4,781
Interest (expense)	(1,718)	(422)

Total other income (expense), net	1,699	5,810

Income before income taxes	121,155	106,732
PROVISION FOR INCOME TAXES (NOTE 4)	27,077	26,532

NET INCOME	94,078	80,200
Preferred dividends	(128,072)	(128,072)

Net loss applicable to common stockholders	$(33,994)	$(47,872)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED (NOTE 5)	$(.04)	$(.05)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	$969,834	$969,834

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2005 and 2004

	Prior Cumulative Preferred Stock		Cumulative Preferred Stock		Common Stock	Paid-in Capital	Accumulated Deficit	Total
	Series A	Series B	Series A	Series B
BALANCE , JUNE 30, 2003	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,922,345)	$543,651

Net income	—	—	—	—	—	—	80,200	80,200

BALANCE , JUNE 30, 2004	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,842,145)	623,851

Net income	—	—	—	—	—	—	94,078	94,078

BALANCE , JUNE 30, 2005	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,748,067)	$717,929

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers	$2,545,329	$2,106,544
Interest received	474	1,451
Other income	2,943	4,781
Cost of sales, selling, general and administrative expenses paid	(2,361,605)	(1,972,871)
Interest paid	(2,140)	(1,322)
Income taxes paid/refund received	(44,772)	(2,648)

Net cash provided by operating activities	140,229	135,935

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(285,311)	(81,822)
Net proceeds from sale of property and equipment	10,000	—

Net cash (used in) investing activities	(275,311)	(81,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	(7,032)	(15,000)
Proceeds from forgivable loan	25,000	—
Proceeds from line-of-credit	80,010	—
Principal payments on line-of-credit	(80,010)	—

Net cash provided by (used in) financing activities	17,968	(15,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(117,114)	39,113
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	177,919	138,806

CASH AND CASH EQUIVALENTS, END OF YEAR	$60,805	$177,919

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2005 and 2004

	2005	2004
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$94,078	$80,200

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,357	41,414
Loss on sale of equipment	18,056	—
Provision for doubtful accounts	1,939	1,181
Deferred taxes	25,582	—
Effects of changes in operating assets and liabilities:
Trade receivables	(46,163)	4,213
Income taxes refund claims receivable	(18,425)	—
Inventories	32,086	(73,467)
Prepaid expenses	(257)	14,861
Accounts payable	9,729	45,934
Accrued expenses	(4,901)	(2,285)
Income taxes payable	(24,852)	23,884

NET CASH PROVIDED BY OPERATING ACTIVITIES	$140,229	$135,935

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped is included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2005 and 2004 was $150,803 and $117,318, respectively.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company’s property and equipment are being depreciated on straight-line and accelerated methods over the following estimated useful lives:

Buildings	39 years
Machinery and equipment	5 -7 years
Trucks and autos	5 years
Office Equipment	5 -7 years
Leasehold improvements	5 -25 years

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

INCOME TAXES

Deferred income taxes are provided by the liability method for temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE (CONTINUED)

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2005	2004
Shares issuable upon conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B Cumulative Preferred Stock	36,200	36,200

ADVERTISING EXPENSE

Advertising is expensed when incurred. Advertising expense was $810 and $1,422 for the years ended June 30, 2005 and 2004, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation 46 Consolidation of Variable Interest Entities [FIN 46(R)], which was effective for the Company beginning January 31, 2003. FIN 46 addresses the consolidation by business enterprises of variable interest entities that have certain characteristics of control ordinarily held by owners.

Application of FIN 46 had no effect on the Company’s financial condition, results of operations or liquidity.

NOTE 2 - FORGIVABLE LOAN

The Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Company has met the criteria of occupying a 20,000 square foot building. In addition, the Company must meet the criteria to create a minimum of two new full-time equivalent jobs during the first year of operation in the new facility, and maintain 19 existing jobs each year thereafter until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life of new asset (leasehold improvements) the forgivable loan related to.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2005 is as follows:

	Shares
	Authorized	Issued and Outstanding
Prior Cumulative Preferred Stock, $5 par value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 par value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 par value:
Reserved for conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2005 totaled $6,540,014. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2005:

6% Convertible
Series A	$13.95
Series B	13.50

5% Convertible
Series A	55.75
Series B	55.75

Convertible six percent prior cumulative preferred stock may, upon thirty days prior notice, be redeemed by the Corporation at $5.25 a share plus unpaid accrued dividends to date of redemption. In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends. It may be exchanged for common stock at the option of the shareholders in the ratio of four common shares for one share of Series A and 3.75 common shares for one share of Series B.

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

NOTE 4 - PROVISION FOR INCOME TAXES

The sources of deferred tax assets and liability and the tax effect of each are as follows:

	2005	2004
Deferred tax liability:
Property and equipment	$29,812	$—

Deferred tax assets:
Inventories	(180)	—
Trade receivables	(4,050)	—

Total deferred tax assets	(4,230)	—

NET DEFERRED TAX LIABILITY	$25,582	$—

The net deferred tax liability is presented in the accompanying balance sheet as follows:

	2005	2004
Current deferred tax asset	$(4,230)	$—
Noncurrent deferred tax liability	29,812	—

NET DEFERRED TAX LIABILITY	$25,582	$—

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROVISION FOR INCOME TAXES (CONTINUED)

The provision for income taxes for the years ended June 30, 2005 and 2004 consists of the following:

	2005	2004
Current tax expense	$1,495	$26,532
Deferred tax expense	25,582	—

	$27,077	$26,532

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2005 and 2004 due to the following:

	2005	2004
Computed “expected” tax (benefit)	$42,404	$36,289
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes, net of federal benefit	6,247	5,672
Nondeductible (income) expenses	157	678
Benefit of income taxed at lower rates	(11,904)	(11,414)
Other	(9,827)	(4,693)

	$27,077	$26,532

NOTE 5 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the year as follows:

	2005	2004
Net income	$94,078	$80,200

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net loss - common stockholders	$(33,994)	$(47,872)

Weighted average of outstanding common shares	969,834	969,834

Loss per share	$(.04)	$(.05)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOSS PER SHARE (CONTINUED)

No computation was made on common stock equivalents outstanding at year-end because earnings per share would be anti-dilutive.

NOTE 6 - COMMITMENTS

Dye Candy Company leases its office and manufacturing facility from a Company that is owned by a director and his spouse located at 1307 South 59th, St. Joseph, Missouri. The period of the lease is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years, and requires payments of $6,500 per month. Rental expense was $50,797 and $35,460 for the years ended June 30, 2005 and 2004, respectively. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2006	$78,000
2007	78,000
2008	78,000
2009	78,000
2010	78,000
Thereafter	1,150,500

$1,540,500

As of June 30, 2005, the Company had raw materials purchase commitments with two vendors totaling $51,114.

NOTE 7 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments.

NOTE 8 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2005 and 2004, two customers accounted for 48% and 49%, respectively, of the gross sales. For the year ending June 30, 2005, three customers accounted for 58.91% of accounts receivable.

Item 8 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

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

Item 8B OTHER INFORMATION

Not applicable

PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	60	1980 to present	One year
Brett A. Yantis	37	January 21, 1999 to present	One year
Brian A. Yantis	57	July 16, 1986 to present	One year

Executive Officers

Name	Age	Position	Years of Service as an Officer	Term
Barry M. Yantis	60	President, CEO and Treasurer	26	Until successor elected
Brett A. Yantis	37	Vice President	3	Until successor elected
Brian A. Yantis	57	Secretary	13	Until successor elected

Item 9 DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, president and treasurer has been an officer of the Company for twenty-six years, twelve years as vice-president and fourteen years as president. He has been on the board of directors for twenty-six years and has been associated with the candy business for thirty-one years.

Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett was elected Vice President in January 2003. Brett has been associated with the Company for twelve years.

Brian A. Yantis, secretary has been an officer of the Company since May 1992. He has been associated with the insurance business for thirty years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past sixteen years.

(2)	The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

(d)	Involvement in Certain Legal Proceedings

The directors and executive officers have had no involvement with any legal proceedings within the past five years.

(e)	Audit Committee Financial Expert

Registrant is not required to have an audit committee since the stock is not actively traded. The Board of Directors are not considered audit committee financial experts, but do effectively operate as the audit committee.

(f)	Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the Company. The Code of Business Conduct and Ethics is attached as exhibit 14 to this Annual Report on Form 10-KSB.

Item 10 EXECUTIVE COMPENSATION

(a)	General

Executive officers are compensated for their services as set forth in the Summary Compensation Table. These salaries are approved yearly by the Board of Directors.

(b)

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option/ SARs (#)	LTIP Payouts	All other Compensation
Barry M. Yantis	1) 06-30-05	$121,900	$—	$3,960	—	—	—	—
Barry M. Yantis	1) 06-30-04	$112,625	$—	$—	—	—	—	—
Barry M. Yantis	1) 06-30-03	$106,000	$6,667	$—	—	—	—	—

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive plan awards table

Not applicable

(f)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2005, $183 of travel expenses were reimbursed to board member Brian A. Yantis.

(g)	Employment contracts and termination of employment and change in control arrangements

No employment contracts exist with any executive officers. In addition, there are no contracts currently in place regarding termination of employment or change in control arrangements.

Item 10 EXECUTIVE COMPENSATION (CONTINUED)

(h)	Report on repricing of option/SARs

Not applicable

(i)	Additional information with respect to compensation committee interlocks and insider participation in compensation decisions

The registrant has no formal compensation committee. The Board of Directors, Brian A. Yantis, Barry M. Yantis, and Brett A. Yantis (all current officers of the Company) annually approve the compensation of Barry M. Yantis, CEO, President and Treasurer.

(j)	Board compensation committee report on executive compensation

The board bases the annual salary of the CEO on the Company’s prior year performance. The criteria is based upon, but is not limited to, market area expansion, gross profit improvement, control of operating expenses, generation of positive cash flow, and hours devoted to the business during the previous fiscal year.

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address	Amounts and Nature of Beneficial Ownership	% of Class
(a) Security ownership of certain beneficial owners

Common; par value $1 per share	Barry Yantis, CEO & Director	194,385(1)	16.9%(2)
5605 Osage Drive
St. Joseph, Mo.
64503

	Brian Yantis, Officer & Director	97,192(1)	8.4%(2)
1210 E. Clarendon
Arlington Heights, IL.
60004

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

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

(c) No known change of control is anticipated.

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the current fiscal year to provide office and manufacturing facilities with a limited liability company that is owned 100% by Vice-President and Director, Brett A. Yantis and his spouse. The annual rent is $78,000.

Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

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

The following are Exhibits attached or explanations included in “Notes to Financial

Statements” in Part II of this report:

(4)	Instruments defining the rights of security holders including indentures - Refer to

Note 3.

(11)	Computation of per share earnings - Refer to Note 5.

(14)	Code of Ethics - attached

(21)	Subsidiaries of registrant - Refer to Note 1.

(31)	Certification Rule 13a - 14(a)/15d - 14(a) certification - attached

(32)	Section 1350 Certification - attached

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services by McGladrey & Pullen, LLP for the years ended June 30, 2005 and 2004.

	2005	2004
Audit fees	$46,700	$40,200
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date:	September 27, 2005	By:	/s/ Barry M. Yantis
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

/s/ Barry M. Yantis
Barry M. Yantis
President, Treasurer (Principal Executive Officer and Chief Financial and Accounting Officer) and Director
September 27, 2005
Date
/s/ Brett Yantis
Brett Yantis
Vice-President and Director
September 27, 2005
Date
/s/ Brian A. Yantis
Brian A. Yantis
Secretary and Director
September 23, 2005
Date