Form 10QSB
period 2005-09-30
CHASE GENERAL CORP
filed 2005-11-14
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of October 31, 2005, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005	June 30, 2005
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$40,276	$60,805
Trade receivables, net	168,994	185,521
Income tax refund claims receivable	40,200	18,425
Inventories:
Finished goods	254,969	110,403
Goods in process	12,733	4,440
Raw materials	64,125	38,188
Packaging materials	156,304	90,845
Prepaid expenses	6,940	3,197
Deferred income taxes	4,230	4,230

Total current assets	748,771	516,054

PROPERTY AND EQUIPMENT - NET	385,375	384,096

TOTAL ASSETS	$1,134,146	$900,150

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2005	June 30, 2005
	(Unaudited)
CURRENT LIABILITIES

Note payable - bank	$125,000	$—
Forgivable loan-bank	5,000	5,000
Accounts payable	269,738	104,380
Accrued expenses	36,526	23,029

Total current liabilities	436,264	132,409

LONG-TERM LIABILITIES

Deferred income taxes	29,812	29,812
Forgivable loan-bank	20,000	20,000

Total long-term liabilities	49,812	49,812

Total liabilities	486,076	182,221

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,927,500 and $1,920,000 respectively)	500,000	500,000
Series B (liquidation preference $1,882,500 and $1,875,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,448,506 and $4,433,873 respectively)	1,170,660	1,170,660
Series B (liquidation preference $724,966 and $722,581 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,817,926)	(5,748,067)

Total stockholders’ equity	648,070	717,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,134,146	$900,150

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
	2005	2004
NET SALES	$422,949	$501,955

COST OF SALES	370,000	386,118

Gross profit on sales	52,949	115,837

OPERATING EXPENSES

Selling expense	55,085	59,173
General and administrative expenses	89,332	82,101

Total operating expenses	144,417	141,274

Loss from operations	(91,468)	(25,437)
OTHER INCOME (EXPENSE)	(166)	(753)

Net loss before income taxes	(91,634)	(26,190)

CREDIT FOR INCOME TAXES	(21,775)	(5,221)

NET LOSS	(69,859)	(20,969)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(101,877)	$(52,987)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(.11)	$(.05)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,859)	$(20,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,932	11,877
Provision for bad debts	528	1,065
Effects of changes in operating assets and liabilities:
Trade receivables	15,999	(67,309)
Income tax refund claims receivable	(21,775)	(549)
Inventories	(244,255)	(169,662)
Prepaid expenses	(3,743)	(305)
Accounts payable	165,358	182,749
Accrued expenses	13,497	11,067
Income taxes payable	—	(24,852)

Net cash used in operating activities	(128,318)	(76,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(17,211)	(73,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - bank	125,000	80,010

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,529)	(69,944)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,805	177,919

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,276	$107,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$—	$20,180

Interest	$201	$—

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2005 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2005 and for the three months ended September 30, 2004 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2005. The results of operations and cash flows for the three months ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended September 30
	2005	2004
Net loss	$(69,859)	$(20,969)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net loss common stockholders	$(101,877)	$(52,987)

Weighted average of outstanding common shares	969,834	969,834

Net loss per share - basic	$(.11)	$(.05)

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at September 30, 2005 and 2004, totaled $6,572,032 and $6,443,960, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

	Three Months Ended September 30
	2005	2004
6% Convertible
Series A	$14	$14
Series B	14	13

5% Convertible
Series A	56	55
Series B	56	55

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

NOTE 3 - NOTE PAYABLE - BANK

Effective June 3, 2005 the Company has a line-of-credit agreement with an original maturity date of June 3, 2006. The line-of-credit is collateralized by certain equipment and bears interest at an annual rate of 6%. At September 30, 2005 the outstanding balance on the line-of-credit was $125,000.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operation section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in Item 6 of the Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended September 30
	2005	2004
Net sales	100%	100%
Cost of sales	87	77

Gross profit	13	23

Operating expenses	35	28

Net loss from operations	(22)	(5)
Net loss before income taxes	(22)	(5)
Credit for income taxes	(5)	(1)

Net loss	(17)%	(4)%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales decreased $79,006 or 16% for the three months ended September 30, 2005 to $422,949 compared to $501,955 for the three months ended September 30, 2004. Gross sales for Chase Candy Company decreased $54,846 to $405,664 for the three months ended September 30, 2005 compared to $460,510 for 2004. Gross sales for Poe Candy Company decreased $20,648 to $26,770 for the three months ended September 30, 2005 compared to $47,418 for 2004.

The overall decrease in net sales for the three month period ended September 30, 2005 is primarily due to less Mini Mash products sold to major customers and loss of one small customer during this three month period for the Chase Candy division. In addition, the Poe 2005 sales decrease is a result of timing of shipments to several customers who received orders in September, 2004 while in current year delivery is expected in October 2005.

COST OF SALES

The cost of sales decreased $16,118 to $370,000 increasing to 87% of related revenues for the three months ended September 30, 2005, compared to $386,118 or 77% of related revenues for the three months ended September 30, 2004.

This dollar decrease in cost of sales is in direct relationship to the decreased volume of sales. The Company was able to build finished goods inventory for three months ended September 30, 2005 to $254,969 or 131% increase above June 30, 2005 finished goods inventory of $110,403. This is the height of the Company’s busy season which also explains having raw materials inventory of $64,125 and packaging materials inventory of $156,304 or 71% higher than the June 30, 2005 inventories of $38,188 raw materials and $90,845 packaging.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2005 decreased $4,088 to $55,085, and increased to 13% of sales, compared to $59,173 or 12% of sales for the three months ended September 30, 2004. The decrease in selling expenses is due to the Company’s decreased sales resulting in less commissions for the period. Commissions decreased 26% to $10,493 for the three months ended September 30, 2005 from $14,243 for the three months ended September 30, 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2005 increased $7,231 to $89,332, and increased to 21% of sales, compared to $82,101 or 16% of sales for the three months ended September 30, 2004. The increased costs are due to increased professional fees and health insurance costs.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income and expense decreased by $587 for the three months ended September 30, 2005 to $(166), compared to $(753) for the three months ended September 30, 2004. This decrease was due to a decrease in interest expense.

CREDIT FOR INCOME TAXES

The Company recorded a tax benefit for the three months ended September 30, 2005 of $21,775 as compared to a tax benefit of $5,221 for the three months ended September 30, 2004. This increase of $16,544 was due to a higher loss for the current period that can be carried back to prior years.

NET LOSS

The Company reported a net loss for the quarter ended September 30, 2005 of $69,859, compared to a net loss of $20,969 for the quarter ended September 30, 2004. This increase of $48,890 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three months ended September 30, 2005 and 2004, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2005 was $(101,877) which is an increase of $48,890 as compared to the three months ended September 30, 2004. The increase is explained above.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2005, the Company obtained bank financing totaling $125,000, which was used to fund operations.

Cash and cash equivalents decreased $20,529 to $40,276 at September 30, 2005 from $60,805 at June 30, 2005. To date, there are no material commitments by the Company for capital expenditures. At September 30, 2005, the Company’s accumulated deficit was $5,817,926, compared to accumulated deficit of $5,748,067 as of June 30, 2005. Working capital as of September 30, 2005 decreased 18.5% to $312,507 from $383,645 as of June 30, 2005.

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

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2005 is $6,572,032.

ITEM 6. EXHIBITS

Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
Registrant

Dated: November 11, 2005	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the Board