Form 10QSB
period 2005-12-31
CHASE GENERAL CORP
filed 2006-02-13
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

As of January 31, 2006, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended December 31, 2005

Exhibit 31 -	Certification of Chief Executive Officer and Treasurer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	19

Exhibit 32 -	Certification 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2005	June 30, 2005
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$222,316	$60,805
Trade receivables, net	138,131	185,521
Income tax refund claims receivable	—	18,425
Inventories:
Finished goods	14,637	110,403
Goods in process	5,411	4,440
Raw materials	38,787	38,188
Packaging materials	149,665	90,845
Prepaid expenses	5,950	3,197
Deferred income taxes	4,230	4,230

Total current assets	579,127	516,054

PROPERTY AND EQUIPMENT - NET	371,981	384,096

TOTAL ASSETS	$951,108	$900,150

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2005	June 30, 2005
	(Unaudited)
CURRENT LIABILITIES

Forgivable loan - bank	$5,000	$5,000
Accounts payable	60,513	104,380
Accrued expenses	5,509	23,029
Income taxes payable	25,767	—

Total current liabilities	96,789	132,409

LONG-TERM LIABILITIES

Deferred income	5,000	—
Deferred income taxes	29,812	29,812
Forgivable loan - bank	15,000	20,000

Total long-term liabilities	49,812	49,812

Total liabilities	146,601	182,221

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,935,000 and $1,920,000 respectively)	500,000	500,000
Series B (liquidation preference $1,890,000 and $1,875,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,463,139 and $4,433,873 respectively)	1,170,660	1,170,660
Series B (liquidation preference $727,351 and $722,581 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,661,489)	(5,748,067)

Total stockholders’ equity	804,507	717,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$951,108	$900,150

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31
	2005	2004
NET SALES	$1,259,180	$1,216,367

COST OF SALES	879,175	833,436

Gross profit on sales	380,005	382,931

OPERATING EXPENSES

Selling expense	112,827	110,596
General and administrative expenses	58,725	54,496

Total operating expenses	171,552	165,092

Income from operations	208,453	217,839

OTHER INCOME (EXPENSE)	(2,974)	(854)

Net income before income taxes	205,479	216,985

PROVISION FOR INCOME TAXES	49,042	58,766

NET INCOME	156,437	158,219

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$124,419	$126,201

NET INCOME PER SHARE OF COMMON STOCK - BASIC	$.13	$.13

NET INCOME PER SHARE OF COMMON STOCK - DILUTED	$.08	$.08

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31
	2005	2004
NET SALES	$1,682,129	$1,718,322

COST OF SALES	1,249,175	1,219,554

Gross profit on sales	432,954	498,768

OPERATING EXPENSES

Selling expense	167,912	169,769
General and administrative expenses	148,057	136,597

Total operating expenses	315,969	306,366

Income from operations	116,985	192,402

OTHER INCOME (EXPENSE)	(3,140)	(1,607)

Net income before income taxes	113,845	190,795

PROVISION FOR INCOME TAXES	27,267	53,545

NET INCOME	86,578	137,250

Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$22,542	$73,214

NET INCOME PER SHARE OF COMMON STOCK - BASIC	$.02	$.08

NET INCOME PER SHARE OF COMMON STOCK - DILUTED	$.02	$.06

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,578	$137,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,667	23,755
Provision for bad debts	1,056	2,130
Effects of changes in operating assets and liabilities:
Trade receivables	46,334	(24,115)
Income tax refund claims receivable	18,425	—
Inventories	35,376	61,290
Prepaid expenses	(2,753)	372
Accounts payable	(43,867)	(64,198)
Accrued expenses	(17,520)	(13,021)
Income taxes payable	25,767	15,413

Net cash provided by operating activities	180,063	138,876

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(18,552)	(136,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	—	(7,032)
Proceeds from forgivable loan	—	25,000

Net cash provided by financing activities	—	17,968

NET INCREASE IN CASH AND CASH EQUIVALENTS	161,511	20,012

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,805	177,919

CASH AND CASH EQUIVALENTS, END OF PERIOD	$222,316	$197,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes, net of (refunds)	$(16,925)	$38,132

Interest	$3,216	$2,140

Non-cash transaction:
Reclass of forgivable loan to deferred income	$5,000	$—

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2005 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2005 and for the three months and six months ended December 31, 2004 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2005. The results of operations for the three months and six months ended December 31, 2005 and cash flows for the six months ended December 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET INCOME PER SHARE

The basic income per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2005	2004	2005	2004
Net income	$156,437	$158,219	$86,578	$137,250

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income common stockholders	$124,419	$126,201	$22,542	$73,214

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net income per share - basic	$.13	$.13	$.02	$.08

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

The diluted earnings per share was computed on the weighted average of outstanding common shares plus potential dilutive common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2005	2004	2005	2004
Net income	$156,437	$158,219	$86,578	$137,250

Preferred dividend requirements:
6% Series Convertible
Series A	—	—	15,000	—
Series B	—	—	15,000	—

5% Series Convertible
Series A	—	—	29,266	29,266
Series B	—	—	4,770	4,770

Total Dividend Requirements	—	—	64,036	34,036

Net Income Common Stockholders	156,437	158,219	22,542	103,214

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Dilutive effect of conversion:
6% Series Convertible
Series A	400,000	400,000	—	400,000
Series B	375,000	375,000	—	375,000

5% Series Convertible
Series A	222,133	222,133	—	—
Series B	36,201	36,201	—	—

Weighted average of diluted outstanding common shares	2,003,168	2,003,168	969,834	1,744,834

Diluted Earnings Per Share	$.08	$.08	$.02	$.06

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2005 and 2004, totaled $6,604,050, respectively. Total dividends in arrears, on a per share basis, consist of the following at December 31:

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

NOTE 3 - NOTE PAYABLE - BANK

Effective June 3, 2005 the Company has a line-of-credit agreement with an original maturity date of June 3, 2006. The line-of-credit is collateralized by certain equipment and bears interest at an annual rate of 6%. At December 31, 2005 the outstanding balance on the line-of-credit was $-0-.

NOTE 4 - FORGIVABLE LOAN

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operations in the new facility. In addition, the Company must maintain 19 existing jobs each year thereafter until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability is reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility the forgivable loan related to.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - LEGAL PROCEEDINGS

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleges that the Company failed to honor certain sections of a lease agreement entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Plaintiff is seeking damages in an amount in excess of $200,000. The Company has filed a response with the Circuit Court denying all material allegations made by the Plaintiff. A status review hearing is set for March 15, 2006 in the Circuit Court. The Company believes the claim is without merit and intend to contest it vigorously, however the outcome of this lawsuit cannot be predicted at this time.

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%

Cost of sales	70	69	74	71

Gross profit	30	31	26	29

Operating expenses	14	13	19	18

Net income from operations	16	18	7	11
Net income before income taxes	16	18	7	11
Provision for income taxes	4	5	2	3

Net income	12%	13%	5%	8%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales increased $42,813 or 4% for the three months ended December 31, 2005 to $1,259,180 compared to $1,216,367 for the three months ended December 31, 2004. Gross sales for Chase Candy Company increased $5,741 to $422,075 for the three months ended December 31, 2005 compared to $416,334 for 2004. Gross sales for Poe Candy Company increased $35,606 to $854,539 for the three months ended December 31, 2005 compared to $818,933 for 2004.

Net sales decreased $36,193 or 2% for the six months ended December 31, 2005 to $1,682,129 compared to $1,718,322 for the six months ended December 31, 2004. Gross sales for Chase Candy Company decreased $49,105 to $827,739 for the six months ended December 31, 2005 compared to $876,844 for 2004. Gross sales for Poe Candy Company increased $14,958 to $881,309 for the six months ended December 31, 2005 compared to $866,351 for 2004.

The 4% increase in net sales of $42,813 for the three month period ended December 31, 2005, over the same period ended December 31, 2004, is primarily due to delivery of Poe orders in the current quarter, to customers whom received their 2004 orders in the quarter ending September 30, 2004. Year to date net sales had a slight decrease of 2% without any loss of significant customers.

COST OF SALES

The cost of sales increased $45,739 to $879,175 increasing to 70% of related revenues for the three months ended December 31, 2005, compared to $833,436 or 69% of related revenues for the three months ended December 31, 2004. The cost of sales increased $29,621 to $1,249,175 increasing to 74% of related revenues for the six months ended December 31, 2005, compared to $1,219,554 or 71% of related revenues for the six months ended December 31, 2004.

This dollar increase in cost of sales is anticipated due to the increased costs of labor rates of 3-4%, shipping costs of 15%, and production supplies of 36% to date. The multiple increases in rates for fuel and petroleum products have caused the increases for shipping and production supply cost.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2005 increased $2,231 to $112,827, which is 9% of sales, compared to $110,596 or 9% of sales for the three months ended December 31, 2004. Selling expenses for the six months ended December 31, 2005 decreased $1,857 to $167,912, which is 10% of sales, compared to $169,769 or 10% of sales for the six months ended December 31, 2004. No significant change in selling expenses was expected due to the fact that there have been no significant changes in the nature of operations and management’s efforts to control these costs.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2005 increased $4,229 to $58,725, and increased to 5% of sales, compared to $54,496 or 4% of sales for the three months ended December 31, 2004. General and administrative expenses for the six months ended December 31, 2005 increased $11,460 to $148,057, and increased to 9% of sales, compared to $136,597 or 8% of sales for the six months ended December 31, 2004. The increase in costs is due to increased professional fees, office supplies and health insurance costs.

OTHER INCOME (EXPENSE)

Other income and expense increased by $(2,120) for the three months ended December 31, 2005 to $(2,974), compared to $(854) for the three months ended December 31, 2004. Other income and expense increased by $(1,533) for the six months ended December 31, 2005 to $(3,140), compared to $(1,607) for the six months ended December 31, 2004. This was primarily due to an increase in interest expense of $1,981 due to paying off a short-term operating note during this period.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2005 of $49,042 as compared to $58,766 for the three months ended December 31, 2004. The Company recorded a tax provision for the six months ended December 31, 2005 of $27,267 as compared to $53,545 for the six months ended December 31, 2004. The effective tax rate of 24% for the six months ended December 31, 2005 decreased from 28% for the six months ended December 31, 2004.

NET INCOME

The Company reported a net income for the quarter ended December 31, 2005 of $156,437, compared to a net income of $158,219 for the quarter ended December 31, 2004. This decrease of $1,782 is explained above.

The Company reported a net income for the six months ended December 31, 2005 of $86,578, compared to a net income of $137,250 for the six months ended September 30, 2004. This decrease of $50,672 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2005 and 2004, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2005 was $124,419 which is a decrease of $1,782 as compared to the three months ended December 31, 2004 of $126,201.

Net income applicable to common stockholders for the six months ended December 31, 2005 was $22,542 which is a decrease of $50,672 as compared to the six months ended December 31, 2004 of $73,214. These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2005, the Company obtained bank financing totaling $125,000, which was used to fund operations. This loan was paid in full during the second quarter ended December 31, 2005.

Cash and cash equivalents increased $161,511 to $222,316 at December 31, 2005 from $60,805 at June 30, 2005.

The Company believes it will have sufficient resources to finance its current operations for at least the next twelve months through working capital. To date, there are no material commitments by the Company for capital expenditures. At December 31, 2005, the Company’s accumulated deficit was $5,661,489, compared to accumulated deficit of $5,748,067 as of June 30, 2005. Working capital as of December 31, 2005 increased 26% to $482,338 from $383,645 as of June 30, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleges that the Company failed to honor certain sections of a lease agreement entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Plaintiff is seeking damages in an amount in excess of $200,000. The Company has filed a response with the Circuit Court denying all material allegations made by the Plaintiff. A status review hearing is set for March 15, 2006 in the Circuit Court. The Company believes the claim is without merit and intend to contest it vigorously, however the outcome of this lawsuit cannot be predicted at this time.

The Company is not subject to any other material pending or threatened litigation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2005 is $6,604,050.

ITEM 6. EXHIBITS

Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
Registrant

Dated: February 9, 2006	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the
Board