Form 10QSB
period 2006-03-31
CHASE GENERAL CORP
filed 2006-05-11
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006	June 30, 2005
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$100,115	$60,805
Trade receivables, net	120,418	185,521
Advance to stockholder (Note 6)	20,317	—
Income tax refund claims receivable	2,909	18,425
Inventories:
Finished goods	31,670	110,403
Goods in process	4,976	4,440
Raw materials	36,391	38,188
Packaging materials	113,913	90,845
Prepaid expenses	8,375	3,197
Deferred income taxes	5,234	4,230

Total current assets	444,318	516,054

PROPERTY AND EQUIPMENT - NET	359,652	384,096

TOTAL ASSETS	$803,970	$900,150

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	June 30, 2005
	(Unaudited)
CURRENT LIABILITIES

Current maturities of forgivable loan - bank	$5,000	$5,000
Accounts payable	21,292	104,380
Accrued expenses	10,049	23,029
Deferred income	1,299	—

Total current liabilities	37,640	132,409

LONG-TERM LIABILITIES

Deferred income	3,376	—
Deferred income taxes	32,541	29,812
Forgivable loan - bank, less current maturities	15,000	20,000

Total long-term liabilities	50,917	49,812

Total liabilities	88,557	182,221

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,942,500 and $1,920,000 respectively)	500,000	500,000
Series B (liquidation preference $1,897,500 and $1,875,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,477,772 and $4,433,873 respectively)	1,170,660	1,170,660
Series B (liquidation preference $729,736 and $722,581 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,750,583)	(5,748,067)

Total stockholders’ equity	715,413	717,929

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$803,970	$900,150

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2006	2005
NET SALES	$319,365	$396,156

COST OF SALES	322,403	359,845

Gross profit (loss) on sales	(3,038)	36,311

OPERATING EXPENSES
Selling expense	49,512	51,429
General and administrative expenses	66,011	52,017

Total operating expenses	115,523	103,446

Loss from operations	(118,561)	(67,135)

OTHER INCOME (EXPENSE)	1,016	340

Net loss before income taxes	(117,545)	(66,795)

PROVISION FOR INCOME TAXES (BENEFITS)	(28,451)	(25,431)

NET LOSS	(89,094)	(41,364)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(121,112)	$(73,382)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$(0.12)	$(0.08)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31
	2006	2005
NET SALES	$2,001,494	$2,114,478

COST OF SALES	1,571,578	1,579,399

Gross profit on sales	429,916	535,079

OPERATING EXPENSES
Selling expense	217,424	221,198
General and administrative expenses	214,068	188,614

Total operating expenses	431,492	409,812

Income (loss) from operations	(1,576)	125,267

OTHER INCOME (EXPENSE)	(2,124)	(1,267)

Net income (loss) before income taxes	(3,700)	124,000
PROVISION FOR INCOME TAXES (BENEFITS)	(1,184)	28,114

NET INCOME (LOSS)	(2,516)	95,886

Preferred dividends	(96,054)	(96,054)

Net loss applicable to common stockholders	$(98,570)	$(168)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$(.10)	$—

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,516)	$95,886
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,001	37,216
Provision for bad debts	1,584	3,195
(Gain) on sale of equipment	—	(5,849)
Deferred income amortization	(325)	—
Deferred income taxes	1,725	7,261
Effects of changes in operating assets and liabilities:
Trade receivables	63,519	(7,003)
Income tax refund claims receivable	15,516	—
Inventories	56,926	92,200
Prepaid expenses	(5,178)	(3,217)
Accounts payable	(83,088)	(46,262)
Accrued expenses	(12,980)	1,523
Income taxes payable	—	(23,919)

Net cash provided by operating activities	81,184	151,031

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in advance to stockholder	(20,317)	—
Purchases of equipment	(21,557)	(207,227)
Proceeds from sale of equipment	—	15,000

Net cash (used in) investing activities	(41,874)	(192,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	—	(7,032)
Proceeds from forgivable loan	—	25,000

Net cash provided by financing activities	—	17,968

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,310	(23,228)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,805	177,919

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,115	$154,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes, net of (refunds)	$(18,425)	$44,772

Interest	$3,216	$2,140

Non-cash transaction:
Reclass of forgivable loan to deferred income	$5,000	$—

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2005 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2006 and for the three months and nine months ended March 31, 2005 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2005. The results of operations for the three months and nine months ended March 31, 2006 and cash flows for the nine months ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2006. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET LOSS PER SHARE

The basic loss per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Net income (loss)	$(89,094)	$(41,364)	$(2,516)	$95,886

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net loss common stockholders	$(121,112)	$(73,382)	$(98,570)	$(168)

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net loss per share - basic	$(.12)	$(.08)	$(.10)	$—

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2006 and 2005, totaled $6,636,068, respectively. Total dividends in arrears, on a per share basis, consist of the following at March 31:

	Nine Months Ended March 31
	2006	2005
6% Convertible
Series A	$14	$14
Series B	14	13

5% Convertible
Series A	57	56
Series B	57	56

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

NOTE 3 - NOTE PAYABLE - BANK

Effective June 3, 2005, the Company has a line-of-credit agreement with an original maturity date of June 3, 2006. The line-of-credit is collateralized by certain equipment and bears interest at an annual rate of 6%. At March 31, 2006, the outstanding balance on the line-of-credit was $-0-.

NOTE 4 - FORGIVABLE LOAN

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operations in the new facility. In addition, the Company must maintain 19 existing jobs each year thereafter until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability is reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility the forgivable loan related to. At March 31, 2006, $5,000 has been reclassified to deferred revenue and $325 has been amortized into income.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - LEGAL PROCEEDINGS

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleges that the Company failed to honor certain sections of a lease agreement entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Plaintiff is seeking damages in an amount in excess of $200,000. The Company has filed a response with the Circuit Court denying all material allegations made by the Plaintiff. A status review hearing was held March 15, 2006 in the Circuit Court where upon the Judges ruled for the parties to meet to agree to a scheduling order. The Company believes the claim is without merit and intends to contest it vigorously, however the outcome of this lawsuit cannot be predicted at this time.

NOTE 6 - ADVANCE TO STOCKHOLDER

The Company recorded an advance to a stockholder for $20,317 as of March 31, 2006. The advance is non-interest bearing with no stated maturity date. The advance is included in current assets; management intends to collect the advance in full no later than June 30, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of sales	101	91	78	75

Gross profit (loss)	(1)	9	22	25

Operating expenses	36	26	22	19

Income (loss) from operations	(37)	(17)	—	6
Net income (loss) before income taxes	(37)	(17)	—	6
Provision (credit) for income taxes	(9)	(6)	—	1

Net income (loss)	(28)%	(11)%	—%	5%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales decreased $76,791 or 19% for the three months ended March 31, 2006 to $319,365 compared to $396,156 for the three months ended March 31, 2005. Gross sales for Chase Candy Company decreased $71,370 to $330,035 for the three months ended March 31, 2006 compared to $401,405 for 2005. Gross sales for Poe Candy Company increased $1,547 to $4,115 for the three months ended March 31, 2006 compared to $2,568 for 2005.

Net sales decreased $112,984 or 5% for the nine months ended March 31, 2006 to $2,001,494 compared to $2,114,478 for the nine months ended March 31, 2005. Gross sales for Chase Candy Company decreased $120,475 to $1,157,774 for the nine months ended March 31, 2006 compared to $1,278,249 for 2005. Gross sales for Poe Candy Company increased $16,505 to $885,424 for the nine months ended March 31, 2006 compared to $868,919 for 2005.

The 19% decrease in net sales of $76,791 for the three month period ended March 31, 2006, over the same period ended March 31, 2005, is primarily due to Chase orders received in the current quarter from a customer changing a standard order from a 24 count packaging bag to a 12 count packaging bag, which resulted in less volume. In addition, the Company’s returns and allowances increased $4,741 or 36% for the three month period ended March 31, 2006, compared to $13,306 for the three months ended March 31, 2005. Year to date net sales had a slight decrease of 5% without any loss of significant customers.

COST OF SALES

The cost of sales decreased $37,442 to $322,403 increasing to 101% of related revenues for the three months ended March 31, 2006, compared to $359,845 or 91% of related revenues for the three months ended March 31, 2005. The cost of sales decreased $7,821 to $1,571,578 increasing to 78% of related revenues for the nine months ended March 31, 2006, compared to $1,579,399 or 75% of related revenues for the nine months ended March 31, 2005.

The higher percentage for cost of sales is anticipated due to the increased costs of labor rates of 3-4%, shipping costs of 12%, occupancy costs 14%, and production supplies of 8% to date. The multiple increases in rates for fuel and petroleum products have caused the increases for shipping and production supply cost.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2006 decreased $1,917 to $49,512, which is 16% of sales, compared to $51,429 or 13% of sales for the three months ended March 31, 2005. Selling expenses for the nine months ended March 31, 2006 decreased $3,774 to $217,424, which is 11% of sales, compared to $221,198 or 10% of sales for the nine months ended March 31, 2005. No significant change in selling expenses was expected due to the fact that there have been no significant changes in the nature of operations and management’s efforts to control these costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2006 increased $13,994 to $66,011, and increased to 21% of sales, compared to $52,017 or 13% of sales for the three months ended March 31, 2005. General and administrative expenses for the nine months ended March 31, 2006 increased $25,454 to $214,068, and increased to 11% of sales, compared to $188,614 or 9% of sales for the nine months ended March 31, 2005. The increase in costs is due to increased professional fees, personal property taxes and health insurance costs.

OTHER INCOME (EXPENSE)

Other income and expense increased by $676 for the three months ended March 31, 2006 to $1,016, compared to $340 for the three months ended March 31, 2005. Other income and expense increased by $(857) for the nine months ended March 31, 2006 to $(2,124), compared to $(1,267) for the nine months ended March 31, 2005. This was primarily due to an increase in interest expense of $1,609 due to paying off a short-term operating note during the nine month period.

PROVISION FOR INCOME TAXES (BENEFITS)

The Company recorded a tax (benefit) for the three months ended March 31, 2006 of $(28,451) as compared to $(25,431) for the three months ended March 31, 2005. The Company recorded a tax (benefit) for the nine months ended March 31, 2006 of $(1,184) as compared to a tax provision of $28,114 for the nine months ended March 31, 2005. The benefit recorded for the nine months ended March 31, 2006 is primarily due to recognizing refundable taxes due to the operating loss.

NET INCOME

The Company reported a net loss for the quarter ended March 31, 2006 of $(89,094), compared to a net loss of $(41,364) for the quarter ended March 31, 2005. This increase in net loss of $47,730 is explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET INCOME (CONTINUED)

The Company reported a net loss for the nine months ended March 31, 2006 of $(2,516), compared to a net income of $95,886 for the nine months ended March 31, 2005. This decrease of $98,402 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and nine months ended March 31, 2006 and 2005, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2006 was $(121,112) which is an increase of $47,730 as compared to the three months ended March 31, 2005 of $(73,382).

Net loss applicable to common stockholders for the nine months ended March 31, 2006 was $(98,570) which is an increase of $98,402 as compared to the nine months ended March 31, 2005 of $(168). These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2006, the Company obtained bank financing totaling $250,000, which was used to fund operations. This loan was paid in full during the second quarter ended December 31, 2005.

Cash and cash equivalents increased $39,310 to $100,115 at March 31, 2006 from $60,805 at June 30, 2005.

The Company believes it will have sufficient resources to finance its current operations for at least the next twelve months through working capital. To date, there are no material commitments by the Company for capital expenditures. At March 31, 2006, the Company’s accumulated deficit was $5,750,583, compared to accumulated deficit of $5,748,067 as of June 30, 2005. Working capital as of March 31, 2006 increased 6% to $406,678 from $383,645 as of June 30, 2005.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleges that the Company failed to honor certain sections of a lease agreement entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Plaintiff is seeking damages in an amount in excess of $200,000. The Company has filed a response with the Circuit Court denying all material allegations made by the Plaintiff. A status review hearing was held March 15, 2006 in the Circuit Court where upon the Judges ruled for the parties to meet to agree to a scheduling order. The Company believes the claim is without merit and intend to contest it vigorously, however the outcome of this lawsuit cannot be predicted at this time.

The Company is not subject to any other material pending or threatened litigation.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2006 is $6,636,068.

ITEM 6.     EXHIBITS

Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated: May 10, 2006	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer, Treasurer and Chairman of the Board