Form 10KSB
period 2006-06-30
CHASE GENERAL CORP
filed 2006-09-27
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

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

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year: $2,326,403

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the issuer is not actively traded. Therefore, market value of the stock is unknown as of 60 days prior to the date of this filing.

The number of shares of outstanding common stock of the issuer as of August 31, 2006 was 969,834.

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

(5) 12 - 12 oz. bags

(6) 6 - 4 # jars

DESCRIPTION OF BUSINESS (CONTINUED)

Poe Candy Division of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries. These products are distributed in bulk or packaged. Principal products include:

(1) Coconut Bon-Bons

(2) Coconut Stacks

(3) Home Style Poe Fudge

(4) Peco Flake

(5) Peanut Square

(6) Peanut Brittle

(7) Peanut Clusters

(8) Champion Crème Drops

(9) Jelly Candies

All products are trucked to the customers by commercial haulers.

COMPETITION AND MARKETS

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2006 and 2005, this division accounted for 62% and 67%, respectively, of the consolidated revenue of Dye Candy Company.

The Poe Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2006 and 2005, the division accounted for 38% and 33%, respectively, of the consolidated revenue of Dye Candy Company.

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

RESEARCH AND DEVELOPMENT

During the current fiscal year, the Company developed vanilla and chocolate mini mash products to be marketed during the busy season starting September 1, 2006. The Company continues to test various new products for distribution.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Raw materials and packaging materials are produced on a national basis with products coming from most of the states of the United States. Raw materials and packaging materials are generally widely available, depending of course, on common market influences.

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

EMPLOYEES

As of June 30, 2006, the Company had 22 full time employees. There were 18 in manufacturing, 2 in sales and marketing and 2 in finance and administration. This expands to approximately 35 full time personnel during the two busy production seasons in spring and fall.

CUSTOMERS

For the years ending June 30, 2006 and 2005, Associated Wholesale Grocers accounted for 25% and 21% of gross sales, respectively. For the years ending June 30, 2006 and 2005, Wal-Mart and its affiliates accounted for 26% and 27% of gross sales, respectively. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2006 and 2005.

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

REPORTS TO SECURITY HOLDERS

The Registrant is not required to send the annual audit report, annual 10-KSB report and quarterly 10-QSB reports to security holders since the stock is not actively traded. These reports are available at the Registrant’s registered office or they are available on-line on the SEC’s EDGAR website.

Item 2	DESCRIPTION OF PROPERTY

The registrant operates from two buildings as follows:

Chase and Poe Warehouse - This building located in St. Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facility is currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse is over seventy years old and is in fair condition and adequate to meet present requirements. The warehouse has approximately 15,000 square feet and is not encumbered.

Chase General Office and Dye Candy Company Operating Plant - The building located at 1307 South 59th, St. Joseph, Missouri contains the general offices for Chase General Corporation, Dye Candy Company and its divisions (of approximately 2,000 square feet). The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity, owned by a director of the Company and his spouse. The building is adequate to meet the Company’s requirements.

The Company believes both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleges that the Company failed to honor certain sections of a lease agreement, for its former facility, entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement and the Company, as tenant to the premises. The Plaintiff is seeking damages in an amount in excess of $200,000. The Company has filed a response with the Circuit Court denying all material allegations made by the Plaintiff. A status review hearing was held March 15, 2006 in the Circuit Court where upon the Judges ruled for the parties to meet to agree to a scheduling order. The Company is expecting to go to trial in December 2006. The Company believes the claim is without merit and intends to contest it vigorously, however the outcome of this lawsuit cannot be predicted at this time.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

Item 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 15, 2006, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

	2006	2005
Net sales	100.00%	100.00%
Cost of sales	82.67	74.41

Gross profit	17.33	25.59

Selling expense	11.68	10.70
General and administrative expense	11.70	10.28

Income (loss) from operations	(6.05)	4.61
Other income (expense), net	(.07)	.06

Income (loss) before income taxes	(6.12)	4.67
Provision for income taxes (benefits)	(2.17)	1.04

Net income (loss)	(3.95)	3.63
Preferred dividends	(5.51)	(4.94)

Net (loss) applicable to common stockholders	(9.46)%	(1.31)%

NET SALES

During the year ended June 30, 2006, net sales decreased 10.2% from June 30, 2005 through June 30, 2006. The decrease was primarily due to Chase orders received in the current year from a customer changing a standard order from a 24 count packaging bag to a 12 count packaging bag, which resulted in less volume. In addition, the Company’s returns and allowances increased $12,043 or 23% for the year ended June 30, 2006, compared to the year ended June 30, 2005. There was no loss of significant customers.

COST OF SALES

Cost of sales for the year ended June 30, 2006, as compared to the year ended June 30, 2005, decreased by 0.3%. The multiple increases in rates for fuel and petroleum products have caused 4% increases for shipping and production supply costs while direct material costs decreased 8% from the year ended June 30, 2005, which allowed for an overall slight decrease in cost of sales.

GROSS PROFIT

Gross profit for the year ended June 30, 2006 decreased 39.2% as compared to the year ended June 30, 2005. This was due to the 10% decrease in sales volume for the year along with increased prices for fuel and petroleum products, while the fixed costs of manufacturing overhead costs remained constant despite the drop in sales.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2006 decreased 2% as compared to the year ended June 30, 2005. No significant change in selling expenses was expected due to the fact that there have been no significant changes in the nature of operations and management’s efforts to control these costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2006 increased 2.15% as compared to the year ended June 30, 2005. Professional fees for the year ended June 30, 2006 increased $14,079.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations for the year ended June 30, 2006 was (6.05)% of net sales as compared to 4.61% of net sales for the year ended June 30, 2005 for the reasons described above.

OTHER INCOME (EXPENSE), NET

Other income and (expense) decreased by $3,440 for the year ended June 30, 2006 as compared to the year ended June 30, 2005. This was due to a decrease in miscellaneous income of $2,086, an increase in interest income of $144, and an increase in interest expense of $1,498.

INCOME (LOSS) BEFORE INCOME TAXES

Income (loss) before income taxes was $(142,402) for the year ended June 30, 2006 as compared to $121,155 for the year ended June 30, 2005.

The reasons for the decrease are discussed above.

PROVISION FOR INCOME TAXES (BENEFIT)

Benefit for income taxes was $(50,377) for the year ended June 30, 2006 as compared to the year ended June 30, 2005 provision for income taxes of $27,077.

NET LOSS

Net loss for the year ended June 30, 2006 was $(92,025) which is a decrease of $186,103 as compared to the year ended June 30, 2005. The reasons for the decrease are discussed above.

PREFERRED DIVIDENDS

Preferred dividends were $128,072 for the years ended June 30, 2006 and 2005.

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders was $(220,097) for the year ended June 30, 2006 compared to $(33,994) for the year ended June 30, 2005 for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Positive cash flows from operating activities were generated for fiscal year ended 2006 in the amount of $1,606, compared to positive cash flows from operating activities generated for fiscal year ended June 30, 2005 in the amount of $140,229.

The Company continually monitors raw material pricing, and when a price increase/decrease is anticipated, adjustments to inventory levels are made accordingly. Raw materials had a slight decrease of $986 from June 30, 2005 to June 30, 2006. The current year decrease can be attributed to the fact of the Company watching markets for these commodities, and purchases were made accordingly.

Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing.

Packaging materials decreased $10,170 at June 30, 2006 from June 30, 2005. The decrease is attributed to the Company purchasing large quantities during the 2003 year of a clam shell packaging that has fulfilled the Company’s packaging needs for several seasons.

Finished goods inventory decreased $38,772 from June 30, 2005 to June 30, 2006. This decrease was due to fewer customer orders at the end of fiscal year June 30, 2006 than at end of fiscal year June 30, 2005. Goods in process remained comparable to prior years.

The Company continues to write off equipment that is no longer useful to the operations of the Company. Purchases of $26,853 and $285,311 were made during the years ended June 30, 2006 and 2005, respectively. In the prior year, the Company acquired a Hayssen bagmaker machine for $118,000 and, due to the relocating to a new manufacturing facility, had upgrade expenditures of $150,000. For the current year, acquisitions consisted of upgrading the corn syrup line. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers and a mini mash wrapper machine in the next several years with no set target date. The anticipated cost of the equipment is approximately $76,000. Net cash used in investing activities was $(35,853) and $(275,311) for the years ended June 30, 2006 and 2005, respectively.

On December 20, 2004, the remaining balance of $7,032 on Series B notes was paid in full to related parties. The Company did borrow $250,000 on a line-of-credit during the fall 2005 busy season and was paid in full November 2005. The Company received an economic incentive of $25,000 in the 2005 fiscal year, which is a forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan. Net cash provided by (used in) financing activities was $-0- and $17,968 for the years ended June 30, 2006 and 2005, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standards No. 151 Inventory Costs. FASB 151 amends ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The new standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company adopted this statement in its current fiscal year ending June 30, 2006 but adoption had no material effect on financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (‘SFAS 123R’), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first annual reporting period beginning after December 15, 2005. The Company will adopt this statement in its next fiscal year ending June 30, 2007. The adoption of SFAS 123R will likely not have an impact on our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise. SFAS 154 also requires the reporting of a correction of an error by restating previously issued financial statements. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material effect on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 was issued to clarify the accounting for uncertainty regarding a position taken in an entity’s tax return. This Statement requires a 2-step evaluation of tax positions. Step one is recognition—if it is not “more likely than not” that a tax position would be sustained upon examination; the benefit of the tax position should not be recognized in the financial statements. Step two is measurement—for a tax position that meets the more likely than not criterion in Step 1 should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in its fiscal year ending June 30, 2008. The Company does not believe the adoption of FIN 48 will have a material effect on its consolidated financial statements.

Item 7	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 14 through 31 of this Form 10-KSB.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Chase General Corporation and Subsidiary

St. Joseph, Missouri

We have audited the accompanying consolidated balance sheet of Chase General Corporation and Subsidiary as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2006, and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005, in conformity with U. S. generally accepted accounting principles.

Kansas City, Missouri
August 22, 2006

McGladrey & Pullen, LLP is a member firm of RSM International –

an affiliation of separate and independent legal entities.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,558
Receivables:
Trade, less allowance for doubtful accounts of $11,886 (Note 11)	111,217
Advance to shareholder (Note 2)	9,000
Income tax refund claims	29,197
Inventories:
Finished goods	71,631
Goods in process	4,515
Raw materials	37,202
Packaging materials	80,675
Prepaid expenses	12,446
Deferred income taxes (Note 6)	16,051

Total current assets	398,492

PROPERTY AND EQUIPMENT
Land	35,000
Buildings	85,738
Machinery and equipment	729,257
Trucks and autos	128,986
Office equipment	39,742
Leasehold improvements	68,021

Total	1,086,744
Less accumulated depreciation	737,443

Total property and equipment	349,301

TOTAL ASSETS	$747,793

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$61,515
Current maturities of forgivable loan - bank (Note 3)	5,000
Accrued expenses	17,070
Deferred income (Note 3)	1,299

Total current liabilities	84,884

LONG-TERM LIABILITIES
Deferred income (Note 3)	3,052
Deferred income taxes (Note 6)	18,953
Forgivable loan - bank, less current maturities (Note 3)	15,000

Total long-term liabilities	37,005

Total liabilities	121,889

COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 12)	—
STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding: (Note 5)
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,950,000)	500,000
Series B (liquidation preference $1,905,000)	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,492,405)	1,170,660
Series B (liquidation preference $732,121)	190,780
Common stock, $1 par value	969,834
Paid-in capital in excess of par	3,134,722
Accumulated deficit	(5,840,092)

Total stockholders’ equity	625,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$747,793

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2006 and 2005

	2006	2005
NET SALES (NOTE 11)	$2,326,403	$2,591,492
COST OF SALES	1,923,168	1,928,351

Gross Profit	403,235	663,141

OPERATING EXPENSES
Selling expenses	271,820	277,329
General and administrative expenses	272,076	266,356

Total operating expenses	543,896	543,685

Income (loss) from operations	(140,661)	119,456

OTHER INCOME (EXPENSE), NET
Interest income	618	474
Miscellaneous income	857	2,943
Interest (expense)	(3,216)	(1,718)

Total other income (expense), net	(1,741)	1,699

Income (loss) before income taxes	(142,402)	121,155
PROVISION FOR INCOME TAXES (BENEFITS) (NOTE 6)	(50,377)	27,077

NET INCOME (LOSS)	(92,025)	94,078
Preferred dividends	(128,072)	(128,072)

Net loss applicable to common stockholders	$(220,097)	$(33,994)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED (NOTE 7)	$(.23)	$(.04)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	$969,834	$969,834

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2006 and 2005

	Prior Cumulative Preferred Stock		Cumulative Preferred Stock		Common Stock	Paid-in Capital	Accumulated Deficit	Total
	Series A	Series B	Series A	Series B
BALANCE , JUNE 30, 2004	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,842,145)	$623,851
Net income	—	—	—	—	—	—	94,078	94,078

BALANCE , JUNE 30, 2005	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,748,067)	717,929
Net (loss)	—	—	—	—	—	—	(92,025)	(92,025)

BALANCE , JUNE 30, 2006	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,840,092)	$625,904

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers	$2,400,707	$2,545,329
Interest received	618	474
Other income	208	2,943
Cost of sales, selling, general and administrative expenses paid	(2,413,636)	(2,361,605)
Interest paid	(3,216)	(2,140)
Income taxes (paid) refund received	16,925	(44,772)

Net cash provided by operating activities	1,606	140,229

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in advance to officer	(9,000)	—
Purchases of property and equipment	(26,853)	(285,311)
Net proceeds from sale of property and equipment	—	10,000

Net cash (used in) investing activities	(35,853)	(275,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable, Series B	—	(7,032)
Proceeds from forgivable loan	—	25,000
Proceeds from line-of-credit	250,050	80,010
Principal payments on line-of-credit	(250,050)	(80,010)

Net cash provided by (used in) financing activities	—	17,968

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,247)	(117,114)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	60,805	177,919

CASH AND CASH EQUIVALENTS, END OF YEAR	$26,558	$60,805

These consolidated financial statements should be read

only in connection with the accompanying

notes to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2006 and 2005

	2006	2005
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(92,025)	$94,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,648	53,357
Loss on sale of equipment	—	18,056
Provision (credit) for bad debts	(1,284)	1,939
Deferred income amortization	(649)	—
Deferred income taxes	(22,680)	25,582
Effects of changes in operating assets and liabilities:
Trade receivables	75,588	(46,163)
Income taxes refund claims receivable	(10,772)	(18,425)
Inventories	49,853	32,086
Prepaid expenses	(9,249)	(257)
Accounts payable	(42,865)	9,729
Accrued expenses	(5,959)	(4,901)
Income taxes payable	—	(24,852)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,606	$140,229

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped is included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2006 and 2005 was $155,352 and $150,803, respectively.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company’s property and equipment are being depreciated on straight-line and accelerated methods over the following estimated useful lives:

Buildings	39 years
Machinery and equipment	5 -7 years
Trucks and autos	5 years
Office Equipment	5 - 7 years
Leasehold improvements	5 -25 years

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE (CONTINUED)

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2006	2005
Shares issuable upon conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B Cumulative Preferred Stock	36,200	36,200

ADVERTISING EXPENSE

Advertising is expensed when incurred. Advertising expense was $1,210 and $810 for the years ended June 30, 2006 and 2005, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standards No. 151 Inventory Costs. FASB 151 amends ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The new standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company adopted this statement in its current fiscal year ending June 30, 2006 but adoption had no material effect on financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (‘SFAS 123R’), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first annual reporting period beginning after December 15, 2005. the Company will adopt this statements in its next fiscal year ending June 30, 2007. The adoption of SFAS 123R will likely not have an impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise. SFAS 154 also requires the reporting of a correction of an error by restating previously issued financial statements. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material effect on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 was issued to clarify the accounting for uncertainty regarding a position taken in an entity’s tax return. This Statement requires a 2-step evaluation of tax positions. Step one is recognition - if it is not “more likely than not” that a tax position would be sustained upon examination; the benefit of the tax position should not be recognized in the financial statements. Step two is measurement—for a tax position that meets the more likely than not criterion in Step 1 should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in its fiscal year ending June 30, 2008. The Company does not believe the adoption of FIN 48 will have a material effect on its consolidated financial statements.

NOTE 2 - ADVANCE TO STOCKHOLDER

The Company recorded an advance to a stockholder for $9,000 as of June 30, 2006. The advance is non-interest bearing with no stated maturity date. The advance, included in current assets, was collected during August 2006.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs the year thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2006, $5,000 has been reclassified to deferred revenue and $649 has been amortized into income.

NOTE 4 - NOTE PAYABLE - BANK

Effective June 3, 2005, the Company has a line-of-credit agreement with an original maturity date of June 3, 2006. The agreement was renewed June 3, 2006 with a new maturity date of December 31, 2006. The line-of-credit is collateralized by certain equipment and bears interest at an annual rate of 8%. At June 30, 2006 there was no balance outstanding on the line-of-credit.

NOTE 5 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2006 is as follows:

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -CAPITAL STOCK (CONTINUED)

Cumulative Preferred Stock dividends in arrears at June 30, 2006 totaled $6,668,086. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2006:

6% Convertible
Series A	$14.25
Series B	13.80
5% Convertible
Series A	56.75
Series B	56.75

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

NOTE 6 - PROVISION FOR INCOME TAXES (BENEFIT)

The sources of deferred tax assets and liability and the tax effect of each are as follows:

2006
Deferred tax liability:
Property and equipment	$20,230

Deferred tax assets:
Current:
Inventories	(117)
Trade receivables	(3,487)
Contribution carryover	(533)
Net operating loss (carryforward)	(11,914)

Total current assets	(16,051)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PROVISION FOR INCOME TAXES (BENEFIT) (CONTINUED)

Noncurrent:
Deferred income	(1,277)

Total deferred tax assets	(17,328)

NET DEFERRED TAX LIABILITY	$2,902

The net deferred tax liability is presented in the accompanying balance sheet as follows:

2006
Current deferred tax asset	$(16,051)
Noncurrent deferred tax liability	18,953

NET DEFERRED TAX LIABILITY	$2,902

The provision for income taxes for the years ended June 30, 2006 and 2005 consists of the following:

	2006	2005
Current tax expense (benefit)	$(27,697)	$1,495
Deferred tax expense	(22,680)	25,582

	$(50,377)	$27,077

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2006 and 2005 due to the following:

	2006	2005
Computed “expected” tax (benefit)	$(49,841)	$42,404
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes, net of federal benefit	(5,342)	6,247
Nondeductible expenses	469	157
Effect of (income) loss taxed at lower rates	11,053	(11,904)
Other	(6,716)	(9,827)

	$(50,377)	$27,077

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the year as follows:

	2006	2005
Net income (loss)	$(92,025)	$94,078

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net loss - common stockholders	$(220,097)	$(33,994)

Weighted average of outstanding common shares	969,834	969,834

Loss per share	(.23)	$(.04)

No computation was made on common stock equivalents outstanding at year-end because earnings per share would be anti-dilutive.

NOTE 8 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2006	2005
Cash payments (refunds) for:
Income taxes, net of refunds	$(16,925)	$44,772

Interest	$3,216	$1,718

Non-cash transaction:
Reclass of forgivable loan to deferred income	$5,000	$—

NOTE 9 - COMMITMENTS

Dye Candy Company leases its office and manufacturing facility from a Company that is owned by a director and his spouse located at 1307 South 59th, St. Joseph, Missouri. The period of the lease is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years, and requires payments of $6,500 per month. Rental expense was $78,000 and $50,797 for the years ended June 30, 2006 and 2005, respectively. The amounts are included in cost of sales.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS (CONTINUED)

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2007	$78,000
2008	78,000
2009	78,000
2010	78,000
2011	78,000
Thereafter	1,072,500

$1,462,500

As of June 30, 2006, the Company had raw materials purchase commitments with three vendors totaling $114,838.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments.

NOTE 11 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2006 and 2005, two customers accounted for 51% and 48%, respectively, of the gross sales. For the year ending June 30, 2006, three customers accounted for 55% of accounts receivable.

NOTE 12 - LEGAL PROCEEDINGS

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleges that the Company failed to honor certain sections of a lease agreement, for its former facility, entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Plaintiff is seeking damages in an amount in excess of $200,000. The Company has filed a response with the Circuit Court denying all material allegations made by the Plaintiff. A status review hearing was held March 15, 2006 in the Circuit Court where upon the Judges ruled for the parties to meet to agree to a scheduling order. The Company is expecting to go to trial in December 2006. The Company believes the claim is without merit and intends to contest it vigorously, however the outcome of this lawsuit cannot be predicted at this time.

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

Item 8B	OTHER INFORMATION

Not applicable

PART III

Item 9	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	61	1980 to present	One year
Brett A. Yantis	38	January 21, 1999 to present	One year
Brian A. Yantis	58	July 16, 1986 to present	One year

Executive Officers

Name	Age	Position	Years of Service as an Officer	Term
Barry M. Yantis	61	President, CEO and Treasurer	27	Until successor elected
Brett A. Yantis	38	Vice President	4	Until successor elected
Brian A. Yantis	58	Secretary	14	Until successor elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, president and treasurer has been an officer of the Company for twenty-seven years, twelve years as vice-president and fifteen years as president. He has been on the board of directors for twenty-seven years and has been associated with the candy business for thirty-two years.

Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett was elected Vice President in January 2003. Brett has been associated with the Company for thirteen years.

Brian A. Yantis, secretary has been an officer of the Company since May 1992. He has been associated with the insurance business for thirty-one years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past seventeen years.

(2)	The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

(d)	Involvement in Certain Legal Proceedings

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleges that the Company failed to honor certain sections of a lease agreement entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Plaintiff is seeking damages in an amount in excess of $5,000. The Company has filed a response with the Circuit Court denying all material allegations made by the Plaintiff. A status review hearing was held March 15, 2006 in the Circuit Court where upon the Judges ruled for the parties to meet to agree to a scheduling order. The Company is expecting to go to trial in December 2006. The Company believes the claim is without merit and intends to contest it vigorously, however the outcome of this lawsuit cannot be predicted at this time.

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

(b)

		Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option/ SARs (#)	LTIP Payouts	All other Compensation
Barry M. Yantis	1) 06-30-06	$121,900	$—	$2,675	—	—	—	—
Barry M. Yantis	1) 06-30-05	$121,900	$—	$3,960	—	—	—	—
Barry M. Yantis	1) 06-30-04	$112,625	$—	$—	—	—	—	—

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

Item 10	EXECUTIVE COMPENSATION (CONTINUED)

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive plan awards table

Not applicable

(f)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2006, $311 of travel expenses were reimbursed to board member Brian A. Yantis.

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

Item 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Title of Class	Name and Address	Amounts and Nature of Beneficial Ownership		% of Class
(a)	Security ownership of certain beneficial owners
	Common; par value $1 per share	Barry Yantis, CEO & Director	194,385	(1)	16.9	%(2)
		5605 Osage Drive
		St. Joseph, Mo.
		64503

		Brian Yantis, Officer & Director	97,192	(1)	8.4	%(2)
		1210 E. Clarendon
		Arlington Heights, IL.
		60004
(b)	Security ownership of management

	Common; par value $1 per share	Two directors and CEO as a group	110,856		11.4%

	Prior Cumulative Preferred, $5 par value: Series A, 6% convertible	Two directors and CEO as a group	21,533		21.5%

	Prior Cumulative Preferred $5 par value: Series B, 6% convertible	Two directors and CEO as a group	21,533		21.5%

	Cumulative Preferred, $20 par value: Series A, $5 convertible	Two directors and CEO as a group	3,017		5.2%

	Cumulative Preferred, $20 par value: Series B, $5 convertible	Two directors and CEO as a group	630		6.6%

(1)	Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

(2)	Reflects the percentage assuming the preferred shares above were converted into common stock.

(c)	No known change of control is anticipated.

Item 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the current fiscal year to provide office and manufacturing facilities with a limited liability company that is owned 100% by Vice-President and Director, Brett A. Yantis and his spouse. The annual rent is $78,000.

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Shareholder advance of $9,000 at June 30, 2006 was paid in full during August 2006.

(d)	Transactions with promoters

Not applicable

Item 13	EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

(3)	Articles of Incorporation and By-Laws

The following are Exhibits attached or explanations included in “Notes to Financial Statements” in Part II of this report:

(4)	Instruments defining the rights of security holders including indentures - Refer to Note 3.

(11)	Computation of per share earnings - Refer to Note 6.

(14)	Code of Ethics - attached

(21)	Subsidiaries of registrant - Refer to Note 1.

(31)	Certification Rule 13a - 14(a)/15d - 14(a) certification - attached

(32)	Section 1350 Certification – attached

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services by McGladrey & Pullen, LLP for the years ended June 30, 2006 and 2005.

	2006	2005
Audit fees	$51,000	$46,700
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION (Registrant)

Date:	9-26-06	By:	/s/ Barry M. Yantis
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

/s/ Barry M. Yantis
Barry M. Yantis
President, Treasurer (Principal Executive Officer and Chief Financial and Accounting Officer) and Director

9-26-06
Date

/s/ Brett Yantis
Brett Yantis
Vice-President and Director

9-26-06
Date

/s/ Brian A. Yantis
Brian A. Yantis
Secretary and Director

9/25/06
Date