Form 10QSB
period 2006-09-30
CHASE GENERAL CORP
filed 2006-11-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  [    ]    No  [X]

As of October 31, 2006, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  [    ]    No  [X]

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	June 30, 2006
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$24,500	$26,558
Trade receivables, net	209,003	111,217
Advance to shareholder	—	9,000
Income tax refund claims receivable	29,197	29,197
Inventories:
Finished goods	323,094	71,631
Goods in process	8,440	4,515
Raw materials	71,831	37,202
Packaging materials	105,537	80,675
Prepaid expenses	5,527	12,446
Deferred income taxes	29,275	16,051

Total current assets	806,404	398,492

PROPERTY AND EQUIPMENT - NET	334,900	349,301

TOTAL ASSETS	$1,141,304	$747,793

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	June 30, 2006
	(Unaudited)
CURRENT LIABILITIES

Note payable - bank	$175,000	$—
Current maturities of forgivable loan - bank	5,000	5,000
Accounts payable	295,410	61,515
Accrued expenses	34,708	17,070
Deferred income	1,299	1,299

Total current liabilities	511,417	84,884

LONG-TERM LIABILITIES

Deferred income	2,727	3,052
Deferred income taxes	18,698	18,953
Forgivable loan - bank, less current maturities	15,000	15,000

Total long-term liabilities	36,425	37,005

Total liabilities	547,842	121,889

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,957,500 and $1,950,000 respectively)	500,000	500,000
Series B (liquidation preference $1,912,500 and $1,905,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,507,038 and $4,492,405 respectively)	1,170,660	1,170,660
Series B (liquidation preference $734,506 and $732,121 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,872,534)	(5,840,092)

Total stockholders’ equity	593,462	625,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,141,304	$747,793

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
	2006	2005
NET SALES	$459,499	$422,949

COST OF SALES	333,409	370,000

Gross profit on sales	126,090	52,949

OPERATING EXPENSES

Selling expense	54,413	55,085
General and administrative expenses	117,350	89,332

Total operating expenses	171,763	144,417

Loss from operations	(45,673)	(91,468)

OTHER INCOME (EXPENSE)	(248)	(166)

Net loss before income taxes	(45,921)	(91,634)

CREDIT FOR INCOME TAXES	(13,479)	(21,775)

NET LOSS	(32,442)	(69,859)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(64,460)	$(101,877)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(.07)	$(.11)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,442)	$(69,859)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	14,401	15,932
Provision for bad debts	300	528
Deferred income amortization	(325)	—
Deferred income taxes	(13,479)	—
Effects of changes in operating assets and liabilities:
Trade receivables	(98,086)	15,999
Income tax refund claims receivable	—	(21,775)
Inventories	(314,879)	(244,255)
Prepaid expenses	6,919	(3,743)
Accounts payable	233,895	165,358
Accrued expenses	17,638	13,497

Net cash (used in) operating activities	(186,058)	(128,318)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advance to officer	9,000	—
Purchases of property and equipment	—	(17,211)

Net cash provided by (used in) investing activities	9,000	(17,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - bank	175,000	125,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,058)	(20,529)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,558	60,805

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,500	$40,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$—	$—

Interest	$925	$201

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2006 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2006 and for the three months ended September 30, 2005 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2006. The results of operations and cash flows for the three months ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2007. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended September 30
	2006	2005

Net loss	$(32,442)	$(69,859)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net loss common stockholders	$(64,460)	$(101,877)

Weighted average of outstanding common shares	969,834	969,834

Net loss per share - basic	$(.07)	$(.11)

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at September 30, 2006 and 2005, totaled $6,700,104 and $6,572,032, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

	Three Months Ended September 30
	2006	2005
6% Convertible
Series A	$14	$14
Series B	14	14

5% Convertible
Series A	57	56
Series B	57	56

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

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs the year thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life on the lease term of the new facility. As of September 30, 2006, $5,000 was reclassified to deferred revenue and $974 has been amortized into income.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - NOTE PAYABLE - BANK

Effective June 3, 2006 the Company has a $250,000 line-of-credit agreement with an original maturity date of December 31, 2006. The line-of-credit is collateralized by certain equipment and bears interest at an annual rate of 8%. At September 30, 2006 the outstanding balance on the line-of-credit was $175,000.

NOTE 5 - LEGAL PROCEEDINGS

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleges that the Company failed to honor certain sections of a lease agreement, for its former facility, entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Plaintiff is seeking damages in an amount in excess of $200,000. The Company has filed a response with the Circuit Court denying all material allegations made by the Plaintiff. A status review hearing was held March 15, 2006 in the Circuit court where upon the Judges ruled for the parties to meet again to a scheduling order. The Company is expecting to go to trial in December 2006. The Company believes the claim is without merit and intends to contest it vigorously, however, the outcome of this lawsuit cannot be predicted at this time.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operation section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in Item 6 of the Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended September 30
	2006	2005

Net sales	100%	100%
Cost of sales	73	87

Gross profit	27	13

Operating expenses	37	35

Loss from operations	(10)	(22)
Net loss before income taxes	(10)	(22)
Credit for income taxes	(3)	(5)

Net loss	(7)%	(17)%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                  OPERATIONS (CONTINUED)

NET SALES

Net sales increased $36,550 or 9% for the three months ended September 30, 2006 to $459,499 as compared to $422,949 for the three months ended September 30, 2005. Gross sales for Chase Candy Company decreased $39,027 to $366,637 for the three months ended September 30, 2006 compared to $405,664 for 2005. Gross sales for Poe Candy Company increased $75,067 to $101,837 for the three months ended September 30, 2006 compared to $26,770 for 2005.

The overall increase in net sales for the three month period ended September 30, 2006 is primarily due to the fact the Government would not allow new crop peanuts to be shipped to wholesalers or manufacturers, such as Chase, until the current year’s crop of peanuts had been used. Therefore, production for these sales was not held up for arrival of new crop peanuts. In addition, a customer of Poe Candy ordered earlier this year so that the sale occurred in the first quarter of the current year which represented the majority of the increase in Poe sales. The weather was also cooperative this year so that sales could be shipped when ready and not held due to high temperatures. Even though the Poe sales were accelerated into the first quarter, the second quarter 2006 sales are not expected to be as high as they were in the prior year quarter ended December 31, 2005. Therefore, the Company is not expecting overall sales for the fiscal year ended June 30, 2007 to grow as reflected in this first quarter. The Chase sales decrease of $39,027 was due to a customer ordering the 12 count packaging product rather than 24 count packaging product.

COST OF SALES

The cost of sales decreased $36,591 to $333,409 decreasing to 73% of related revenues for the three months ended September 30, 2006, compared to $370,000 or 87% of related revenues for the three months ended September 30, 2005.

This dollar decrease in cost of sales included 18% or $36,444 in direct materials and labor costs for the three months ended September 30, 2006 to $165,906 as compared to $202,350 for the three months ended September 30, 2005. The Company was able to build finished goods inventory for three months ended September 30, 2006 to $323,094 or 451% increase above June 30, 2006 finished goods inventory of $71,631. This is the height of the Company’s busy season which also explains having raw materials inventory of $71,831 and packaging materials inventory of $105,537 or 150% higher than the June 30, 2006 inventories of $37,202 raw materials and $80,675 packaging.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2006 decreased $672 to $54,413, and decreased to 12% of sales, compared to $55,085 or 13% of sales for the three months ended September 30, 2005. The decrease in selling expenses is due to lower travel and vehicle expenses for the period. Travel and vehicle expense decreased 31% to $9,873 for the three months ended September 30, 2006 from $14,377 for the three months ended September 30, 2005.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                  OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2006 increased $28,018 to $117,350, and increased to 25% of sales, compared to $89,332 or 22% of sales for the three months ended September 30, 2005. The increased costs are due to increased professional fees of $27,450 or 165% for the three months ended September 30, 2006 to $69,888 as compared to $42,438 for the three months ended September 30, 2005.

OTHER INCOME (EXPENSE)

Other income and expense increased by $82 for the three months ended September 30, 2006 to $(248), compared to $(166) for the three months ended September 30, 2005. This increase was due to increase in interest expense.

CREDIT FOR INCOME TAXES

The Company recorded a tax benefit for the three months ended September 30, 2006 of $13,479 as compared to the tax benefit of $21,775 for the three months ended September 30, 2005.

NET LOSS

The Company reported a net loss for the quarter ended September 30, 2006 of $32,442, compared to a net loss of $69,859 for the quarter ended September 30, 2005. This decrease of $37,417 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three months ended September 30, 2006 and 2005, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2006 was $(64,460) which is a decrease in net loss of $37,417 as compared to the three months ended September 30, 2005. The decrease is explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                  OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2006, the Company obtained bank financing totaling $175,000, which was used to fund operations as well as the repayment of the advance to officer of $9,000.

Cash and cash equivalents decreased $2,058 to $24,500 at September 30, 2006 from $26,558 at June 30, 2006. To date, there are no material commitments by the Company for capital expenditures. At September 30, 2006, the Company’s accumulated deficit was $5,872,534, compared to accumulated deficit of $5,840,092 as of June 30, 2006. Working capital as of September 30, 2006 decreased 6% to $294,987 from $313,608 as of June 30, 2006.

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

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleges that the Company failed to honor certain sections of a lease agreement, for its former facility, entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Plaintiff is seeking damages in an amount in excess of $200,000. The Company has filed a response with the Circuit Court denying all material allegations made by the Plaintiff. A status review hearing was held March 15, 2006 in the Circuit court where upon the Judges ruled for the parties to meet again to a scheduling order. The Company is expecting to go to trial in December 2006. The Company believes the claim is without merit and intends to contest it vigorously, however, the outcome of this lawsuit cannot be predicted at this time.

ITEM 3. DEFAULTS	UPON SENIOR SECURITIES

a. None

b. The total cumulative preferred stock dividends contingency at September 30, 2006 is $6,700,104.

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

CHASE GENERAL CORPORATION

Registrant

Dated: November 13, 2006	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the
Board