Form 10QSB
period 2006-12-31
CHASE GENERAL CORP
filed 2007-02-14
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January 31, 2007, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended December 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006	June 30, 2006
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$189,645	$26,558
Trade receivables, net	169,592	111,217
Advance to shareholder	—	9,000
Income tax refund claims receivable	5,342	29,197
Inventories:
Finished goods	19,986	71,631
Goods in process	7,842	4,515
Raw materials	42,027	37,202
Packaging materials	117,455	80,675
Prepaid expenses	5,063	12,446
Deferred income taxes	3,781	16,051

Total current assets	560,733	398,492

PROPERTY AND EQUIPMENT—NET	320,548	349,301

TOTAL ASSETS	$881,281	$747,793

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2006	June 30, 2006
	(Unaudited)
CURRENT LIABILITIES

Current maturities of forgivable loan—bank	$5,000	$5,000
Accounts payable	112,151	61,515
Accrued expenses	13,145	17,070
Income taxes payable	13,181	—
Deferred income	1,299	1,299

Total current liabilities	144,776	84,884

LONG-TERM LIABILITIES

Deferred income	7,402	3,052
Deferred income taxes	18,457	18,953
Forgivable loan—bank, less current maturities	10,000	15,000

Total long-term liabilities	35,859	37,005

Total liabilities	180,635	121,889

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,965,500 and $1,950,000 respectively)	500,000	500,000
Series B (liquidation preference $1,920,000 and $1,905,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,521,671 and $4,492,405 respectively)	1,170,660	1,170,660
Series B (liquidation preference $736,891 and $732,121 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,765,350)	(5,840,092)

Total stockholders’ equity	700,646	625,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$881,281	$747,793

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31
	2006	2005
NET SALES	$1,187,403	$1,259,180

COST OF SALES	840,094	879,175

Gross profit on sales	347,309	380,005

OPERATING EXPENSES

Selling expense	110,400	112,827
General and administrative expenses	89,076	58,725

Total operating expenses	199,476	171,552

Income from operations	147,833	208,453

OTHER INCOME (EXPENSE)	(2,215)	(2,974)

Net income before income taxes	145,618	205,479

PROVISION FOR INCOME TAXES	38,434	49,042

NET INCOME	107,184	156,437

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$75,166	$124,419

NET INCOME PER SHARE OF COMMON STOCK—BASIC	$.08	$.13

NET INCOME PER SHARE OF COMMON STOCK—DILUTED	$.05	$.08

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31
	2006	2005
NET SALES	$1,646,902	$1,682,129

COST OF SALES	1,173,503	1,249,175

Gross profit on sales	473,399	432,954

OPERATING EXPENSES

Selling expense	164,813	167,912
General and administrative expenses	206,426	148,057

Total operating expenses	371,239	315,969

Income from operations	102,160	116,985

OTHER INCOME (EXPENSE)	(2,463)	(3,140)

Net income before income taxes	99,697	113,845

PROVISION FOR INCOME TAXES	24,955	27,267

NET INCOME	74,742	86,578

Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$10,706	$22,542

NET INCOME PER SHARE OF COMMON STOCK—BASIC	$.01	$.02

NET INCOME PER SHARE OF COMMON STOCK—DILUTED	$.01	$.02

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,742	$86,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,753	30,667
Provision for bad debts	600	1,056
Deferred income amortization	(650)	—
Deferred income taxes	11,774	—
Effects of changes in operating assets and liabilities:
Trade receivables	(58,975)	46,334
Income tax refund claims receivable	23,855	18,425
Inventories	6,713	35,376
Prepaid expenses	7,383	(2,753)
Accounts payable	50,636	(43,867)
Accrued expenses	(3,925)	(17,520)
Income taxes payable	13,181	25,767

Net cash provided by operating activities	154,087	180,063

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advance to officer	9,000	—
Purchases of equipment	—	(18,552)

Net cash provided by (used in) investing activities	9,000	(18,552)

NET INCREASE IN CASH AND CASH EQUIVALENTS	163,087	161,511

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,558	60,805

CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,645	$222,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes, net of (refunds)	$(23,855)	$(16,925)

Interest	$3,502	$3,216

Non-cash transaction:
Reclass of forgivable loan to deferred income	$5,000	$5,000

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2006 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2006 and for the three months and six months ended December 31, 2005 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2006. The results of operations for the three months and six months ended December 31, 2006 and cash flows for the six months ended December 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2007. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2—NET INCOME PER SHARE

The basic income per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Net income	$107,184	$156,437	$74,742	$86,578

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income common stockholders	$75,166	$124,419	$10,706	$22,542

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net income per share—basic	$.08	$.13	$.01	$.02

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—NET INCOME PER SHARE (CONTINUED)

The diluted earnings per share was computed on the weighted average of outstanding common shares plus potential dilutive common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Net income	$107,184	$156,437	$74,742	$86,578

Preferred dividend requirements:
6% Series Convertible
Series A	—	—	15,000	15,000
Series B	—	—	15,000	15,000

5% Series Convertible
Series A	—	—	29,266	29,266
Series B	—	—	4,770	4,770

Total Dividend Requirements	—	—	64,036	64,036

Net Income Common Stockholders	107,184	156,437	10,706	22,542

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Dilutive effect of conversion:
6% Series Convertible
Series A	400,000	400,000	—	—
Series B	375,000	375,000	—	—

5% Series Convertible
Series A	222,133	222,133	—	—
Series B	36,201	36,201	—	—

Weighted average of diluted outstanding common shares	2,003,168	2,003,168	969,834	969,834

Diluted Earnings Per Share	$.05	$.08	$.01	$.02

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—NET LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2006 and 2005, totaled $6,732,122 and $6,604,050, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

	Six Months Ended December 31
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

NOTE 3—FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs the year thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally obligated to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life on the lease term of the new facility. As of December 31, 2006, $10,000 was reclassified to deferred revenue and $1,299 has been amortized into income.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4—NOTE PAYABLE—BANK

Effective June 3, 2006 the Company had a $250,000 line-of-credit agreement which expired on December 31, 2006. This line-of-credit agreement has not been renewed. The line-of-credit was collateralized by certain equipment and bears interest at an annual rate of 8%. At December 31, 2006 the outstanding balance on the line-of-credit was $-0-.

NOTE 5—LEGAL PROCEEDINGS

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleged that the Company failed to honor certain sections of a lease agreement, for its former facility, entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Company filed a response with the Circuit Court denying all material allegations made by the Plaintiff, whom was seeking damages in an amount in excess of $200,000. The trial was held in January 2007, at which time, the Judge ruled in favor of the Company. The Plaintiff was awarded no damages.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

Chase General is a holding company for its wholly-owned subsidiary, Dye Candy Company. This subsidiary is the main operating Company that is engaged in the manufacture of confectionery products which are sold primarily to wholesale houses, grocery accounts, vendors, and repackers. The subsidiary (Company) operates two divisions, Chase Candy products and seasonal candy products, which share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by Management.

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%

Cost of sales	71	70	71	74

Gross profit	29	30	29	26

Operating expenses	17	14	23	19

Net income from operations	12	16	6	7
Net income before income taxes	12	16	6	7
Provision for income taxes	3	4	2	2

Net income	9%	12%	4%	5%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales decreased $71,777 or 6% for the three months ended December 31, 2006 to $1,187,403 compared to $1,259,180 for the three months ended December 31, 2005. Gross sales for Chase Candy decreased $36,236 to $385,839 for the three months ended December 31, 2006 compared to $422,075 for 2005. Gross sales for seasonal candy decreased $45,193 to $809,346 for the three months ended December 31, 2006 compared to $854,539 for 2005.

Net sales decreased $35,227 or 2% for the six months ended December 31, 2006 to $1,646,902 compared to $1,682,129 for the six months ended December 31, 2005. Gross sales for Chase Candy decreased $75,263 to $752,476 for the six months ended December 31, 2006 compared to $827,739 for 2005. Gross sales for seasonal candy increased $29,874 to $911,183 for the six months ended December 31, 2006 compared to $881,309 for 2005.

The 6% decrease in net sales of $71,777 for the three month period ended December 31, 2006, over the same period ended December 31, 2005, is primarily due to seasonal candy customers ordered earlier this year, which was reflected in the previous quarter. The Chase sales decrease of $36,236 was due to a customer ordering the 12 count packaging product rather than 24 count packaging to date. Year to date net sales had a slight decrease of 2% without any loss of significant customers.

COST OF SALES

The cost of sales decreased $39,081 to $840,094 increasing to 71% of related revenues for the three months ended December 31, 2006, compared to $879,175 or 70% of related revenues for the three months ended December 31, 2005. The cost of sales decreased $75,672 to $1,173,503 decreasing to 71% of related revenues for the six months ended December 31, 2006, compared to $1,249,175 or 74% of related revenues for the six months ended December 31, 2006.

This dollar decrease in cost of sales included 5% or $32,486 in direct materials and labor costs for the three months ended December 31, 2006 to $669,623 as compared to $702,109 for the three months ended December 31, 2005. The Company decreased finished goods inventory for the three months ended December 31, 2006 to $19,986 or 72% of the June 30, 2006 finished goods inventory of $71,631 due to the end of the Company’s busy season. Raw material inventory of $42,027 and packaging materials inventory of $117,455 is 35% higher than the June 30, 2006 inventories of $37,202 raw material and $80,675 packaging as a result of purchasing inventory at competitive prices but not all of this inventory was used during the second quarter ending December 31, 2006. Included in the cost of sales are labor costs for the three months ended December 31, 2006 that decreased 19% or $23,469 to $99,356 as compared to $122,825 for the three months ended December 31, 2005. This decrease is a result of using the same personnel for the second busy season in the new facility and not needing to hire temporary personnel.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2006 decreased $2,427 to $110,400, which is 9% of sales, compared to $112,827 or 9% of sales for the three months ended December 31, 2005. Selling expenses for the six months ended December 31, 2006 decreased $3,099 to $164,813, which is 10% of sales, compared to $167,912 or 10% of sales for the six months ended December 31, 2005. No significant change in selling expenses was expected due to the fact that there have been no significant changes in the nature of operations and management’s efforts to control these costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2006 increased $30,351 to $89,076, and increased to 8% of sales, compared to $58,725 or 5% of sales for the three months ended December 31, 2005. General and administrative expenses for the six months ended December 31, 2006 increased $55,270 to $206,426, and increased to 13% of sales, compared to $148,057 or 9% of sales for the six months ended December 31, 2006. The increase in costs is due to increased professional fees of $57,652, of which, $53,000 is in connection with legal proceedings (see Note 5).

OTHER INCOME (EXPENSE)

Other income and expense decreased by $759 for the three months ended December 31, 2006 to $(2,215), compared to $(2,974) for the three months ended December 31, 2006. Other income and expense decreased by $677 for the six months ended December 31, 2006 to $(2,463), compared to $(3,140) for the six months ended December 31, 2005. This was primarily due to an increase in miscellaneous income of $963.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2006 of $38,434 as compared to $49,042 for the three months ended December 31, 2005. The Company recorded a tax provision for the six months ended December 31, 2006 of $24,955 as compared to $27,267 for the six months ended December 31, 2005. The effective tax rate of 25% for the six months ended December 31, 2006 increased from 24% for the six months ended December 31, 2005.

NET INCOME

The Company reported a net income for the quarter ended December 31, 2006 of $107,184, compared to a net income of $156,437 for the quarter ended December 31, 2005. This decrease of $49,253 is explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET INCOME (CONTINUED)

The Company reported a net income for the six months ended December 31, 2006 of $74,742, compared to a net income of $86,578 for the six months ended September 30, 2005. This decrease of $11,836 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2006 and 2005, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2006 was $75,166 which is a decrease of $49,253 as compared to the three months ended December 31, 2005 of $124,419.

Net income applicable to common stockholders for the six months ended December 31, 2006 was $10,706 which is a decrease of $11,836 as compared to the six months ended December 31, 2005 of $22,542. These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $163,087 to $189,645 at December 31, 2006 from $26,558 at June 30, 2006. To date, there are no material commitments by the Company for capital expenditures. At December 31, 2006, the Company’s accumulated deficit was $5,765,350, compared to accumulated deficit of $5,840,092 as of June 30, 2006. Working capital as of December 31, 2006 increased 33% to $415,957 from $313,608 as of June 30, 2006.

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

ITEM 3.—CONTROLS AND PROCEDURES

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

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard Road, LLC., (the Plaintiff) against the Company in the Circuit Court of Buchanan County, Missouri. The Plaintiff alleged that the Company failed to honor certain sections of a lease agreement, for its former facility, entered into between the Plaintiff, as owner and landlord of the premises subject to the lease agreement, and the Company, as tenant to the premises. The Company filed a response with the Circuit Court denying all material allegations made by the Plaintiff, whom was seeking damages in an amount in excess of $200,000. The trial was held in January 2007, at which time, the Judge ruled in favor of the Company. The Plaintiff was awarded no damages.

The Company is not subject to any other material pending or threatened litigation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2006 is $6,732,122.

ITEM 6.	EXHIBITS

Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated: February 12, 2007	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the Board