Form 10QSB
period 2007-03-31
CHASE GENERAL CORP
filed 2007-05-09
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	June 30, 2006
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$53,035	$26,558
Trade receivables, net	110,868	111,217
Advance to shareholder	—	9,000
Income tax refund claims receivable	—	29,197
Inventories:
Finished goods	62,831	71,631
Goods in process	6,797	4,515
Raw materials	48,207	37,202
Packaging materials	124,026	80,675
Prepaid expenses	7,654	12,446
Deferred income taxes	31,933	16,051

Total current assets	445,351	398,492

PROPERTY AND EQUIPMENT - NET	306,195	349,301

TOTAL ASSETS	$751,546	$747,793

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007	June 30, 2006
	(Unaudited)
CURRENT LIABILITIES

Current maturities of forgivable loan - bank	$5,000	$5,000
Accounts payable	108,096	61,515
Accrued expenses	18,668	17,070
Deferred income	1,299	1,299

Total current liabilities	133,063	84,884

LONG-TERM LIABILITIES

Deferred income	7,078	3,052
Deferred income taxes	16,747	18,953
Forgivable loan - bank, less current maturities	10,000	15,000

Total long-term liabilities	33,825	37,005

Total liabilities	166,888	121,889

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,972,500 and $1,950,000 respectively)	500,000	500,000
Series B (liquidation preference $1,927,500 and $1,905,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,536,304 and $4,492,405 respectively)	1,170,660	1,170,660
Series B (liquidation preference $739,276 and $732,121 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,881,338)	(5,840,092)

Total stockholders’ equity	584,658	625,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$751,546	$747,793

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2007	2006
NET SALES	$285,440	$319,365

COST OF SALES	300,872	322,403

Gross profit (loss) on sales	(15,432)	(3,038)

OPERATING EXPENSES

Selling expense	51,685	49,512
General and administrative expenses	92,832	66,011

Total operating expenses	144,517	115,523

Loss from operations	(159,949)	(118,561)

OTHER INCOME (EXPENSE)	918	1,016

Net loss before income taxes	(159,031)	(117,545)

PROVISION FOR INCOME TAXES (BENEFITS)	(43,043)	(28,451)

NET LOSS	(115,988)	(89,094)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(148,006)	$(121,112)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$(.15)	$(0.12)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31
	2007	2006
NET SALES	$1,932,342	$2,001,494

COST OF SALES	1,474,375	1,571,578

Gross profit on sales	457,967	429,916

OPERATING EXPENSES
Selling expense	216,498	217,424
General and administrative expenses	299,258	214,068

Total operating expenses	515,756	431,492

Loss from operations	(57,789)	(1,576)

OTHER INCOME (EXPENSE)	(1,545)	(2,124)

Net loss before income taxes	(59,334)	(3,700)

PROVISION FOR INCOME TAXES (BENEFITS)	(18,088)	(1,184)

NET LOSS	(41,246)	(2,516)

Preferred dividends	(96,054)	(96,054)

Net loss applicable to common stockholders	$(137,300)	$(98,570)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$(.14)	$(.10)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,246)	$(2,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,106	46,001
Provision for bad debts	900	1,584
Deferred income amortization	(974)	(325)
Deferred income taxes	(18,088)	1,725
Effects of changes in operating assets and liabilities:
Trade receivables	(551)	63,519
Income tax refund claims receivable	29,197	15,516
Inventories	(47,838)	56,926
Prepaid expenses	4,792	(5,178)
Accounts payable	46,581	(83,088)
Accrued expenses	1,598	(12,980)

Net cash provided by operating activities	17,477	81,184

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in advance to officer	9,000	(20,317)
Purchases of equipment	—	(21,557)

Net cash provided by (used in) investing activities	9,000	(41,874)

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,477	39,310

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,558	60,805

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,035	$100,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes, net of (refunds)	$(29,197)	$(18,425)

Interest	$3,502	$3,216

Non-cash transaction:
Reclass of forgivable loan to deferred income	$5,000	$5,000

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2006 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2007 and for the three months and nine months ended March 31, 2006 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2006. The results of operations for the three months and nine months ended March 31, 2007 and cash flows for the nine months ended March 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2007. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2—NET LOSS PER SHARE

The basic loss per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Net loss	$(115,988)	$(89,094)	$(41,246)	$(2,516)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net loss common stockholders	$(148,006)	$(121,112)	$(137,300)	$(98,570)

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net loss per share—basic	$(.15)	$(.12)	(.14)	$(.10)

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTE 2—NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2007 and 2006, totaled $6,764,140 and $6,636,068, respectively. Total dividends in arrears, on a per share basis, consist of the following at March 31:

	Nine Months Ended March 31
	2007	2006
6% Convertible
Series A	$14	$14
Series B	14	14

5% Convertible
Series A	58	57
Series B	58	57

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

NOTE 3—FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs for two years thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally obligated to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life on the lease term of the new facility. At March 31, 2007, $10,000 has been reclassified to deferred revenue. During the nine months ended March 31, 2007 and 2006, $974 and $325, respectively, has been amortized into income.

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Cost of sales	105	101	76	78

Gross profit (loss)	(5)	(1)	24	22

Operating expenses	51	36	27	22

Loss from operations	(56)	(37)	(3)	—
Net loss before income taxes	(56)	(37)	(3)	—
Benefit for income taxes	(15)	(9)	(1)	—

Net loss	(41)%	(28)%	(2)%	—%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales decreased $33,925 or 11% for the three months ended March 31, 2007 to $285,440 compared to $319,365 for the three months ended March 31, 2006. Gross sales for Chase Candy decreased $46,445 to $283,590 for the three months ended March 31, 2007 compared to $330,035 for 2006. Gross sales for seasonal candy increased $10,064 to $14,179 for the three months ended March 31, 2007 compared to $4,115 for 2006.

Net sales decreased $69,152 or 3% for the nine months ended March 31, 2007 to $1,932,342 compared to $2,001,494 for the nine months ended March 31, 2006. Gross sales for Chase Candy decreased $121,708 to $1,036,066 for the nine months ended March 31, 2007 compared to $1,157,774 for 2006. Gross sales for seasonal candy increased $39,398 to $925,362 for the nine months ended March 31, 2007 compared to $885,424 for 2006.

The 11% decrease in net sales of $33,925 for the three month period ended March 31, 2007, over the same period ended March 31, 2006, is primarily due to a customer purchasing less this year that accounted for 15% of total Chase Candy sales, where as, in the prior year this same customer accounted for 24% of the Chase Candy sales. This customer in the prior year changed the standard order from a 24 count packaging bag to a 12 count packaging bag. While this year the customer has reduced their orders of 12 count packaging. Year to date net sales had a slight decrease of 3% without any loss of significant customers.

COST OF SALES

The cost of sales decreased $21,531 to $300,872 increasing to 105% of related revenues for the three months ended March 31, 2007, compared to $322,403 or 101% of related revenues for the three months ended March 31, 2006. The cost of sales decreased $97,203 to $1,474,375 decreasing to 76% of related revenues for the nine months ended March 31, 2007, compared to $1,571,578 or 78% of related revenues for the nine months ended March 31, 2006.

This dollar decrease in cost of sales included 15% or $4,392 in freight out costs for the three months ended March 31, 2007 to $25,081 as compared to $29,473 for the three months ended March 31, 2006 along with 18% or $13,893 in labor costs for the three months ended March 31, 2007 to $64,372 as compared to $78,265 for the three months ended March 31, 2006.

The dollar decrease in cost of sales for the nine months ended March 31, 2007 included 37% or $7,695 in freight-in costs of $13,146 as compared to $20,841 for the nine months ended March 31, 2006; 6% or $6,875 in freight-out costs of $117,554 as compared to $124,429 as of March 31, 2006; and 8% or $23,203 in labor costs of $260,716 as compared to $283,919 as of March 31, 2006. The year to date gross margin of 24% for the nine months ended March 31, 2007 improved from 22% as of March 31, 2006 as a result of these decreased costs.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

COST OF SALES (CONTINUED)

Finished goods inventory for the three months ended March 31, 2007 of $62,831, decreased $8,800 or 12% of the June 30, 2006 finished goods inventory of $71,631. The decrease reflects the Company not having to build and store inventory to meet delivery deadlines, but has the capacity to produce inventory just in time for delivery. Raw material inventory of $48,207 and packaging materials inventory of $124,026 is 46% higher than the June 30, 2006 inventories of $37,202 and $80,675, respectively, as a result of purchasing inventory at competitive prices, but not all of this inventory was used during the third quarter ending March 31, 2007.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2007 increased $2,173 to $51,685, which is 18% of sales, compared to $49,512 or 16% of sales for the three months ended March 31, 2006. Selling expenses for the nine months ended March 31, 2007 decreased $926 to $216,498, which is 11% of sales, compared to $217,424 or 11% of sales for the nine months ended March 31, 2006. No significant change in selling expenses was expected due to the fact that there have been no significant changes in the nature of operations and management’s efforts to control these costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2007 increased $26,821 to $92,832, and increased to 33% of sales, compared to $66,011 or 21% of sales for the three months ended March 31, 2006. General and administrative expenses for the nine months ended March 31, 2007 increased $85,190 to $299,258, and increased to 15% of sales, compared to $214,068 or 11% of sales for the nine months ended March 31, 2006. The increase in costs is due to increased professional fees of $85,921, of which $60,000 is in connection with legal proceedings which was settled in January 2007.

OTHER INCOME (EXPENSE)

Other income and expense decreased by $98 for the three months ended March 31, 2007 to $918, compared to $1,016 for the three months ended March 31, 2006. Other income and expense increased by $(579) for the nine months ended March 31, 2007 to $(1,545), compared to $(2,124) for the nine months ended March 31, 2006. This was primarily due to an increase in miscellaneous income of $1,476 during the nine month period.

PROVISION FOR INCOME TAXES (BENEFITS)

The Company recorded a tax (benefit) for the three months ended March 31, 2007 of $(43,043) as compared to $(28,451) for the three months ended March 31, 2006. The Company recorded a tax (benefit) for the nine months ended March 31, 2007 of $(18,088) as compared to a tax (benefit) of $(1,184) for the nine months ended March 31, 2006. The (benefit) recorded for the nine months ended March 31, 2007 is primarily due to recognizing deferred taxes related to the operating loss.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS ON PLAN OF OPERATION (CONTINUED)

NET LOSS

The Company reported a net loss for the quarter ended March 31, 2007 of $(115,988), compared to a net loss of $(89,094) for the quarter ended March 31, 2006. This increase in net loss of $26,894 is explained above.

The Company reported a net loss for the nine months ended March 31, 2007 of $(41,246), compared to a net loss of $(2,516) for the nine months ended March 31, 2006. This increase of $38,730 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and nine months ended March 31, 2007 and 2006, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2007 was $(148,006) which is an increase of $26,894 as compared to the three months ended March 31, 2006 of $(121,112).

Net loss applicable to common stockholders for the nine months ended March 31, 2007 was $(137,300) which is an increase of $38,730 as compared to the nine months ended March 31, 2006 of $(98,570). These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $26,477 to $53,035 at March 31, 2007 from $26,558 at June 30, 2006. To date, there are no material commitments by the Company for capital expenditures. At March 31, 2007, the Company’s accumulated deficit was $5,881,338, compared to accumulated deficit of $5,840,092 as of June 30, 2006. Working capital as of March 31, 2007 decreased 0.4% to $312,288 from $313,608 as of June 30, 2006.

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

a. None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a. None

b. The total cumulative preferred stock dividends contingency at March 31, 2007 is $6,764,140.

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

CHASE GENERAL CORPORATION

Registrant

Dated: May 8, 2007	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the Board