Form 10KSB
period 2007-06-30
CHASE GENERAL CORP
filed 2007-09-17
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year: $2,320,543

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the issuer is not actively traded. Therefore, market value of the stock is unknown as of 60 days prior to the date of this filing.

The number of shares of outstanding common stock of the issuer as of August 31, 2007 was 969,834.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

FORM 10-KSB ANNUAL REPORT

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

PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Division products are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by Management and, accordingly, is not available for inclusion in this filing.

The principal products produced are as follows:

Chase Candy Division of Dye Candy Company produces a candy bar under the trade name of “Cherry Mash”. The bar is distributed in six case sizes:

(1) 60 count pack

(2) 12 boxes of 24 bars per box

(3) 200 count shipper box

(4) 100 count shipper box

(5) 100 # 2 box Counter Display

(6) 4 box - 36 count Counter Display

In addition to the regular size bar, a “mini-mash” is distributed in six case sizes:

(1) 24 - 12 oz. bags

(2) 6 jars - 60 bars per jar

(3) 23 # wrapped bars

(4) 22 # unwrapped bars

(5) 12 - 12 oz. bags

(6) 6 - 4 # jars

(7) 18 - 24 oz. tins

DESCRIPTION OF BUSINESS (CONTINUED)

Seasonal Candy Division of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries. These products are distributed in bulk or packaged. Principal products include:

(1) Coconut Bon-Bons	(6) Peanut Brittle
(2) Coconut Stacks	(7) Peanut Clusters
(3) Home Style Poe Fudge	(8) Champion Crème Drops
(4) Peco Flake	(9) Jelly Candies
(5) Peanut Squares

The Creme Drops and Jelly Candies are not produced by the Company, but repackaged for wholesale distribution.

All products are trucked to the customers by commercial haulers.

COMPETITION AND MARKETS

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2007 and 2006, this division accounted for 60% and 62%, respectively, of the consolidated revenue of Dye Candy Company.

The Seasonal Candy Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2007 and 2006, the division accounted for 40% and 38%, respectively, of the consolidated revenue of Dye Candy Company.

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

COMPETITION AND MARKETS (CONTINUED)

Prompt, efficient service are traits demanded in the confectionery industry, which results in a continual low volume of back-orders. Therefore, at no time during the year does the Company have a significant amount of back-orders.

The confectionery market for the type of product produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery (candy) industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Crown Candy Company, Vermico Candy Company, and the Seasonal Candy Division of Dye Candy Company with approximately 70% of the market share among them. In the United States, Sophie Mae and Old Dominion have approximately 80% of the market share of the peanut candy business in which the Seasonal Candy Division operates. Dye Candy Company sells approximately 95% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Dye Candy Company’s market share in the coconut industry does not vary significantly from year to year.

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

RESEARCH AND DEVELOPMENT

During the prior fiscal year, the Company developed vanilla and chocolate mini mash products which were marketed during the busy season starting September 1, 2006. The Company continues to test various new products for distribution.

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

EMPLOYEES

As of June 30, 2007, the Company had 20 full time employees. There were 16 in manufacturing, 2 in sales and marketing and 2 in finance and administration. This expands to approximately 32 full time personnel during the two busy production seasons in spring and fall.

CUSTOMERS

For the years ending June 30, 2007 and 2006, Associated Wholesale Grocers accounted for 24% and 25% of gross sales, respectively. For the years ending June 30, 2007 and 2006, Wal-Mart and its affiliates accounted for 19% and 26% of gross sales, respectively. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2007 and 2006.

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

The registrant operates from two buildings as follows:

Chase Warehouse - This building located in St. Joseph, Missouri is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facility is currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse is over seventy years old and is in fair condition and adequate to meet present requirements. The warehouse has approximately 15,000 square feet and is not encumbered.

Item 2	DESCRIPTION OF PROPERTY (CONTINUED)

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

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2007

PART II

Item 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 15, 2007, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

This form 10-KSB contains statements that plan for or anticipate the future. Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature. In this form 10-KSB, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by the Company at the time the statements are made. These expectations, assumptions and uncertainties include: the Company’s expectation of heavier demand on working capital in the summer and winter months in anticipation of fall and spring sales; management’s belief that the Company has stabilized its customer base; the Company’s expectation to continue its efforts to expand the existing market area and increase sales to its customers; and management’s intent to maintain tight control of all expenditures.

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations.

	2007	2006
Net sales	100.00%	100.00%
Cost of sales	80.00	82.67

Gross profit	20.00	17.33
Selling expense	11.99	11.68
General and administrative expense	15.42	11.70

Loss from operations	(7.41)	(6.05)
Other income (expense), net	(.06)	(.07)

Loss before income taxes	(7.47)	(6.12)
Benefits from (provisions for) income taxes	.80	(2.17)

Net loss	(6.67)	(3.95)
Preferred dividends	(5.52)	(5.51)

Loss applicable to common stockholders	(12.19)%	(9.46)%

NET SALES

During the year ended June 30, 2007, net sales decreased .25% as compared to the year ended June 30, 2006. Gross sales for Chase Candy products decreased $54,871 to $1,418,040 for the year ended June 30, 2007 compared to $1,472,911 for 2006. Gross sales for seasonal candy increased $40,868 for the year ended June 30, 2007 to $946,698 compared to $905,830 for 2006.

The .25% decrease in net sales of $5,860 for the year ended June 30, 2007, over the same period ended June 30, 2006, is primarily due to a customer purchasing less this year that accounted for 19% of total Chase Candy product sales, where as, in the prior year this same customer accounted for 26% of the Chase Candy product sales. This customer, in the prior year, changed their standard order from a 24 count packaging bag to a 12 count packaging bag. This year the customer reduced their orders of the 12 count packaging. In addition, the Company’s returns and allowances decreased $5,168 or 8% for they year ended June 30, 2007, compared to the year ended June 30, 2006. There was no loss of significant customers.

COST OF SALES

Cost of sales for the year ended June 30, 2007, as compared to the year ended June 30, 2006, decreased by 3.47%. The cost of sales decreased $66,790 to $1,856,378 decreasing to 80% of related revenues for the year ended June 30, 2007, compared to $1,923,168 or 82.67% of related revenues for the year ended June 30, 2006.

The dollar decrease in cost of sales for the year ended June 30, 2007 included 38% or $8,532 for freight-in costs of $13,898 as compared to $22,430 for year ended June 30, 2006 and 15% or $56,928 in labor costs including wages, vacation pay and payroll taxes of $327,031 for year ending June 30, 2007 as compared to $383,959 for year ending 2006. The decrease in labor costs was primarily related to bonuses given in the fiscal year which were not awarded again in 2007.

GROSS PROFIT

The gross margin increased 15.11% or $60,930 to $464,165 increasing to 20% of related revenues for the year ended June 30, 2007, as compared to $403,235 or 17.33% of related revenues for the year ended June 30, 2006, as a result of the decreased costs above in cost of sales.

Finished goods inventory as of June 30, 2007 of $68,079 decreased $3,552 or 5% of the June 30, 2006 finished goods inventory of $71,631. The decrease reflects the Company not having to build and store inventory to meet delivery deadlines, but has the capacity to produce inventory just in time for delivery. Raw material inventory of $23,396 and packaging materials inventory of $119,341 is 21% higher than the June 30, 2006 inventories of $37,202 and $80,675, respectively, as a result of purchasing inventory at competive prices for the forthcoming busy season that starts September 1, 2007.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2007 increased $6,344 to $278,164, which is 11.99% of sales, compared to $271,820 or 11.68% of sales for the year June 30, 2006. No significant change in selling expenses was expected due to the fact that there have been no significant changes in the nature of operations and management’s efforts to control these costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2007 increased $85,910 to $357,986, and increased to 15.42% of sales, compared to $272,076 or 11.70% of sales for the year ended June 30, 2006. The increase in costs is due to increased professional fees of $80,239, of which $60,000 is in connection with a legal proceeding which was settled in January 2007, and $20,000 to increased audit fees.

LOSS FROM OPERATIONS

Loss from operations for the year ended June 30, 2007 was (7.41)% of net sales as compared to (6.05)% of net sales for the year ended June 30, 2006 for the reasons described above.

OTHER INCOME (EXPENSE), NET

Other income and (expense) decreased by $309 for the year ended June 30, 2007 as compared to the year ended June 30, 2006. This was due to an increase in miscellaneous income of $1,513, a decrease in interest income of $618, and an increase in interest expense of $586.

LOSS BEFORE INCOME TAXES

Loss before income taxes was $(173,417) for the year ended June 30, 2007 as compared to $(142,402) for the year ended June 30, 2006.

The reasons for the decrease are discussed above.

INCOME TAXES BENEFIT

The Company recorded a tax (benefit) for the year ended June 30, 2007 of $(18,652) as compared to a tax (benefit) of $(50,377) for the year ended June 30, 2006. The (benefit) recorded for the 2007 year is primarily due to recognizing deferred taxes related to the operating loss, while the benefit recorded for 2006 is recognizing tax refunds for a portion of the loss carryback and the balance recognizing deferred taxes.

NET LOSS

Net loss for the year ended June 30, 2007 was $(154,765) which is an increase of $62,740 as compared to the year ended June 30, 2006 of (92,025). The reasons for the increase are discussed above.

PREFERRED DIVIDENDS

Preferred dividends were $128,072 for the years ended June 30, 2007 and 2006.

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders was $(282,837) for the year ended June 30, 2007 compared to $(220,097) for the year ended June 30, 2006 for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Negative cash flows from operating activities were generated for fiscal year ended 2007 in the amount of $(58,326), compared to positive cash flows from operating activities generated for fiscal year ended June 30, 2006 in the amount of $1,606.

The Company continually monitors raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. Raw materials decreased $13,806 from June 30, 2006 to June 30, 2007. The current year decrease can be attributed to the efforts of the Company watching markets for these commodities, and making purchases at more favorable prices.

Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Packaging materials increased $38,666 at June 30, 2007 from June 30, 2006. The increase is due to the timing of several orders of Millprint which were received prior to year end. A six to eight week lead time is needed to obtain materials in time to use in production. Normally, the shipment is received after year end and before the start of busy season September 1.

Finished goods inventory decreased $3,552 from June 30, 2006 to June 30, 2007. This decrease was due to fewer customer orders at the end of fiscal year June 30, 2007 than at end of fiscal year June 30, 2006. Goods in process remained comparable to prior years.

The Company continues to write off equipment that is no longer useful to the operations of the Company. Purchases of $-0- and $26,853 were made during the year ended June 30, 2007 and 2006, respectively. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers and a mini mash wrapper machine in the next several years with no set target date. The anticipated cost of the equipment is approximately $76,000. Net cash provided by (used in) investing activities was $9,000 and $(35,853) for the years ended June 30, 2007 and 2006, respectively.

The Company did borrow $230,000 and $250,000, respectively, on a line-of-credit during the fall of 2006 and 2005 busy season which was paid in full November 2006 and 2005. The Company borrowed $75,000 from a shareholder during fiscal year 2007 of which $30,000 was paid in full November 2006. Net cash provided by financing activities was $45,000 and $-0- for the years ended June 30, 2007 and 2006, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (‘SFAS 123R’), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers will be required to apply SFAS 123R in the first annual reporting period beginning after December 15, 2005. The Company adopted this statement on July 1, 2006, but adoption had no material effect on financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise. SFAS 154 also requires the reporting of a correction of an error by restating previously issued financial statements. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard on July 1, 2006, but adoption had no material effect on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 was issued to clarify the accounting for uncertainty regarding a position taken in an entity’s tax return. This Statement requires a 2-step evaluation of tax positions. Step one is recognition - if it is not “more likely than not” that a tax position would be sustained upon examination; the benefit of the tax position should not be recognized in the financial statements. Step two is measurement - for a tax position that meets the more likely than not criterion in Step 1 should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation on July 1, 2007. The Company does not believe the adoption of FIN 48 will have a material effect on its consolidated financial statements.

Item 7	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 15 through 33 of this Form 10-KSB.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Chase General Corporation and Subsidiary

St. Joseph, Missouri

We have audited the accompanying consolidated balance sheet of Chase General Corporation and Subsidiary as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2007, and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006, in conformity with U. S. generally accepted accounting principles.

Kansas City, Missouri

September 7, 2007

McGladrey & Pullen, LLP is a member firm of RSM International – an affiliation of separate and independent legal entities.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,232
Receivables:
Trade, less allowance for doubtful accounts of $11,824 (Note 12)	182,345
Inventories:
Finished goods	68,079
Goods in process	2,279
Raw materials	23,396
Packaging materials	119,341
Prepaid expenses	6,500
Deferred income taxes (Note 7)	3,961

Total current assets	428,133

PROPERTY AND EQUIPMENT
Land	35,000
Buildings	85,738
Machinery and equipment	729,257
Trucks and autos	128,986
Office equipment	39,743
Leasehold improvements	68,021

Total	1,086,745
Less accumulated depreciation	796,150

Total property and equipment	290,595

OTHER ASSETS
Deferred income taxes - noncurrent (Note 7)	11,789

TOTAL ASSETS	$730,517

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$168,562
Current maturities of forgivable loan - bank (Note 3)	5,000
Notes payable - stockholder (Note 5)	45,000
Accrued expenses	22,764
Deferred income (Note 3)	1,299

Total current liabilities	242,625

LONG-TERM LIABILITIES
Deferred income (Note 3)	6,753
Forgivable loan - bank, less current maturities (Note 3)	10,000

Total long-term liabilities	16,753

Total liabilities	259,378

COMMITMENTS AND CONTINGENCIES (NOTE 10)	—

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding: (Note 6)
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,980,000)	500,000
Series B (liquidation preference $1,935,000)	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,550,937)	1,170,660
Series B (liquidation preference $741,661)	190,780
Common stock, $1 par value	969,834
Paid-in capital in excess of par	3,134,722
Accumulated deficit	(5,994,857)

Total stockholders’ equity	471,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$730,517

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2007 and 2006

	2007	2006
NET SALES (NOTE 12)	$2,320,543	$2,326,403

COST OF SALES	1,856,378	1,923,168

Gross Profit	464,165	403,235

OPERATING EXPENSES
Selling expenses	278,164	271,820
General and administrative expenses	357,986	272,076

Total operating expenses	636,150	543,896

Loss from operations	(171,985)	(140,661)

OTHER INCOME (EXPENSE), NET
Interest income	—	618
Miscellaneous income	2,370	857
Interest (expense) (Note 5)	(3,802)	(3,216)

Total other income (expense), net	(1,432)	(1,741)

Loss before income taxes	(173,417)	(142,402)

INCOME TAXES BENEFIT (NOTE 7)	(18,652)	(50,377)

NET LOSS	(154,765)	(92,025)

Preferred dividends	(128,072)	(128,072)

Net loss applicable to common stockholders	$(282,837)	$(220,097)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED (NOTE 8)	$(.29)	$(.23)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2007 and 2006

	Prior Cumulative Preferred Stock		Cumulative Preferred Stock		Common Stock	Paid-in Capital	Accumulated Deficit	Total
	Series A	Series B	Series A	Series B
BALANCE , JUNE 30, 2005	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,748,067)	$717,929
Net loss	—	—	—	—	—	—	(92,025)	(92,025)

BALANCE , JUNE 30, 2006	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,840,092)	625,904
Net loss	—	—	—	—	—	—	(154,765)	(154,765)

BALANCE , JUNE 30, 2007	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,994,857)	$471,139

These consolidated financial statements should be read

only in connection with the accompanying notes

to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Collections from customers	$2,248,893	$2,400,707
Interest received	—	618
Other income	1,071	208
Cost of sales, selling, general and administrative expenses paid	(2,333,985)	(2,413,636)
Interest paid	(3,502)	(3,216)
Income taxes refund received	29,197	16,925

Net cash (used in) provided by operating activities	(58,326)	1,606

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease (increase) in advance to officer	9,000	(9,000)
Purchases of property and equipment	—	(26,853)

Net cash provided by (used in) investing activities	9,000	(35,853)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line-of-credit	230,000	250,050
Principal payments on line-of-credit	(230,000)	(250,050)
Proceeds from stockholder notes payable	75,000	—
Principal payments on stockholder notes payable	(30,000)	—

Net cash provided by financing activities	45,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,326)	(34,247)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,558	60,805

CASH AND CASH EQUIVALENTS, END OF YEAR	$22,232	$26,558

These consolidated financial statements should be read

only in connection with the accompanying

notes to consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2007 and 2006

	2007	2006
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net (loss)	$(154,765)	$(92,025)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	58,706	61,648
Provision (credit) for bad debts	522	(1,284)
Deferred income amortization	(1,299)	(649)
Deferred income taxes	(18,652)	(22,680)
Effects of changes in operating assets and liabilities:
Trade receivables	(71,650)	75,588
Income taxes refund claims receivable	29,197	(10,772)
Inventories	(19,072)	49,853
Prepaid expenses	5,946	(9,249)
Accounts payable	107,047	(42,865)
Accrued expenses	5,694	(5,959)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(58,326)	$1,606

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

SEGMENT REPORTING OF THE BUSINESS

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Division products are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by Management and, accordingly, has not been disclosed in these consolidated financial statements.

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

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenues as product is shipped to the customers. Net sales are comprised of the total sales billed during the period including shipping and handling charges to customers, less the estimated returns, customer allowances and customer discounts.

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped is included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2007 and 2006 was $155,935 and $155,352, respectively.

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

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company’s property and equipment are being depreciated on straight-line and accelerated methods over the following estimated useful lives:

Buildings	39 years
Machinery and equipment	5 - 7 years
Trucks and autos	5 years
Office Equipment	5 - 7 years
Leasehold improvements	5 - 25 years

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

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2007	2006
Shares issuable upon conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B Cumulative Preferred Stock	36,200	36,200

ADVERTISING EXPENSE

Advertising is expensed when incurred. Advertising expense was $2,887 and $1,210 for the years ended June 30, 2007 and 2006, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB’) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (‘SFAS 123R’), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Public entities filing as small business issuers were required to apply SFAS 123R in the first annual reporting period beginning after December 15, 2005. The Company adopted this statement on July 1, 2006, but adoption had no material effect on financial position or results of operations.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 required retrospective application for reporting a change in accounting principle unless such application is impracticable or unless transition requirements specific to a newly adopted accounting principle require otherwise. SFAS 154 also required the reporting of a correction of an error by restating previously issued financial statements. The new standard was effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard on July 1, 2006, but adoption had no material effect on our financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 was issued to clarify the accounting for uncertainty regarding a position taken in an entity’s tax return. This Statement requires a 2-step evaluation of tax positions. Step one is recognition - if it is not “more likely than not” that a tax position would be sustained upon examination; the benefit of the tax position should not be recognized in the financial statements. Step two is measurement - for a tax position that meets the more likely than not criterion in Step 1 should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The new interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation on July 1, 2007. The Company does not believe the adoption of FIN 48 will have a material effect on its consolidated financial statements.

NOTE 2 - ADVANCE TO STOCKHOLDER

The Company recorded an advance to a stockholder for $9,000 as of June 30, 2006. The advance, non-interest bearing with no stated maturity date, was collected during August 2006.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs for two years thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2007 and 2006, $10,000 and $5,000, respectively, has been reclassified to deferred revenue. During the fiscal years ended June 30, 2007 and 2006, $1,299 and $649, respectively, was amortized into income.

NOTE 4 - NOTE PAYABLE - BANK

The Company has a line-of-credit agreement for $250,000 that was obtained July 20, 2007 with a maturity date of January 1, 2008. The line-of-credit is collateralized by certain equipment and bears interest at an annual rate of 8.25%. At June 30, 2007, there was no balance outstanding on the line-of-credit.

NOTE 5 - NOTE PAYABLE - STOCKHOLDER

The Company borrowed $75,000 from a stockholder/officer during the fiscal year ending June 30, 2007. The unsecured loan has no maturity date and carries a 5% interest rate. The outstanding balance at June 30, 2007 was $45,000. Interest expense for years ending June 30, 2007 and 2006 was $500 and $-0-, respectively.

NOTE 6 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2007 is as follows:

	Shares
	Authorized	Issued and Outstanding
Prior Cumulative Preferred Stock, $5 par value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 par value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK (CONTINUED)

	Shares
	Authorized	Issued and Outstanding
Common Stock, $1 par value:
Reserved for conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2007 totaled $6,796,158. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2007:

6% Convertible
Series A	$14.55
Series B	14.10

5% Convertible
Series A	57.75
Series B	57.75

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

NOTE 7 - INCOME TAX MATTERS

The sources of deferred tax assets and liability and the tax effect of each are as follows:

2007
Deferred tax assets:
Inventories	$120
Trade receivables	3,469
Contribution carryover	372
Net operating loss (carryforward)	59,928
Deferred income	2,363
Valuation allowance	(32,000)

Total deferred tax assets	34,252

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAX MATTERS (CONTINUED)

2007
Deferred tax liability:
Property and equipment	(18,502)

NET DEFERRED TAX ASSETS	$15,750

The net deferred tax assets are presented in the accompanying balance sheet as follows:

2007
Current deferred tax asset	$3,961
Noncurrent deferred tax asset	11,789

NET DEFERRED TAX ASSETS	$15,750

The provision for income taxes for the years ended June 30, 2007 and 2006 consists of the following:

	2007	2006
Current tax benefit	$—	$(27,697)
Deferred tax expense	(18,652)	(22,680)

	$(18,652)	$(50,377)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2007 and 2006 due to the following:

	2007	2006
Computed “expected” tax (benefit)	$(60,696)	$(49,841)
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes, net of federal benefit	(8,906)	(5,342)
Nondeductible expenses	384	469
Effect of (income) loss taxed at lower rates	16,353	11,053
Change in valuation allowance	32,000	—
Other	2,213	(6,716)

	$(18,652)	$(50,377)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the year as follows:

	2007	2006
Net loss	$(154,765)	$(92,025)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net loss - common stockholders	$(282,837)	$(220,097)

Weighted average of outstanding common shares	969,834	969,834

Loss per share	(.29)	(.23)

No computation was made on common stock equivalents outstanding at year-end because earnings per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2007	2006
Non-cash transaction:
Reclass of forgivable loan to deferred income	$5,000	$5,000

NOTE 10 - COMMITMENTS

Dye Candy Company leases its office and manufacturing facility from a Company that is owned by a director and his spouse located at 1307 South 59th, St. Joseph, Missouri. The period of the lease is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years, and requires payments of $6,500 per month. Rental expense was $78,000 for each year ended June 30, 2007 and 2006. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2008	$78,000
2009	78,000
2010	78,000
2011	78,000
2012	78,000
Thereafter	994,500

$1,384,500

As of June 30, 2007, the Company had raw materials purchase commitments with four vendors totaling $178,467.

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2007 and 2006, two customers accounted for 43% and 51%, respectively, of the gross sales. For the year ending June 30, 2007, two customers accounted for 53% of accounts receivable and at June 30, 2006, three customers accounted for 55% of accounts receivable.

Item 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 8A	CONTROLS AND PROCEDURES

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

Item 8B	OTHER INFORMATION

Not applicable

PART III

Item 9	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	62	1980 to present	One year
Brett A. Yantis	39	January 21, 1999 to present	One year
Brian A. Yantis	59	July 16, 1986 to present	One year

Executive Officers

Name	Age	Position	Years of Service as an Officer	Term
Barry M. Yantis	62	President, CEO and Treasurer	28	Until successor elected
Brett A. Yantis	39	Vice President	5	Until successor elected
Brian A. Yantis	59	Secretary	15	Until successor elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, president and treasurer has been an officer of the Company for twenty-eight years, twelve years as vice-president and sixteen years as president. He has been on the board of directors for twenty-eight years and has been associated with the candy business for thirty-three years.

Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett was elected Vice President in January 2003. Brett has been associated with the Company for fourteen years.

Brian A. Yantis, secretary has been an officer of the Company since May 1992. He has been associated with the insurance business for thirty-two years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past eighteen years.

(2)	The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

(d)	Involvement in Certain Legal Proceedings

On December 16, 2005, a lawsuit was filed by 3600 S. Leonard road, LLC., (the Plantiff) against the Company in the circuit Court of Buchanan County, Missouri. The Plantiff alleges that the Company failed to honor certain sections of a lease agreement, for its former facility, entered into between the Plantiff, as owner and landlord of the premises subject to the lease agreement and the Company, a tenant to the premises. The Company filed a response with the Circuit Court denying all material allegations made by the Plantiff, whom as seeking damages in an amount in excess of $200,000. A trial was held in January 2007, at which time, the Judge ruled in favor of the Company. The Plantiff was awarded no damages.

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

(b)

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option/ SARs (#)	LTIP Payouts	All other Compensation
Barry M. Yantis	1) 06-30-07	$121,900	$—	$2,175	—	—	—	—
Barry M. Yantis	1) 06-30-06	$121,900	$—	$2,675	—	—	—	—
Barry M. Yantis	1) 06-30-05	$121,900	$—	$3,960	—	—	—	—

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

Item 10	EXECUTIVE COMPENSATION (CONTINUED)

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive plan awards table

Not applicable

(f)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2007 and 2006, $180 and $311, respectively, of travel expenses were reimbursed to board member Brian A. Yantis.

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

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the prior fiscal year to provide office and manufacturing facilities with a limited liability company that is owned 100% by Vice-President and Director, Brett A. Yantis and his spouse. The annual rent is $78,000.

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Shareholder advance of $9,000 at June 30, 2006 was paid in full during August 2006. The Company owes a shareholder $45,000 at June 30, 2007.

(d)	Transactions with promoters

Not applicable

Item 13	EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

(3)	Articles of Incorporation and By-Laws

The following are Exhibits attached or explanations included in “Notes to Financial Statements” in Part II of this report:

(4)	Instruments defining the rights of security holders including indentures - Refer to Note 3.

(11)	Computation of per share earnings - Refer to Note 8.

(14)	Code of Ethics - attached

(21)	Subsidiaries of registrant - Refer to Note 1.

(31)	Certification Rule 13a - 14(a)/15d - 14(a) certification - attached

(32)	Section 1350 Certification – attached

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services by McGladrey & Pullen, LLP for the years ended June 30, 2007 and 2006.

	2007	2006
Audit fees	$54,625	$51,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date: September 11, 2007	By:	/s/ Barry M. Yantis
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

/s/ Barry M. Yantis
Barry M. Yantis
President, Treasurer (Principal Executive Officer and Chief Financial and Accounting Officer) and Director

September 11, 2007
Date

/s/ Brett Yantis
Brett Yantis
Vice-President and Director

September 11, 2007
Date

/s/ Brian A. Yantis
Brian A. Yantis
Secretary and Director

September 10, 2007
Date