Form 10QSB
period 2007-09-30
CHASE GENERAL CORP
filed 2007-11-13
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	June 30, 2007
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$25,080	$22,232
Trade receivables, net	193,120	182,345
Inventories:
Finished goods	360,806	68,079
Goods in process	10,488	2,279
Raw materials	97,877	23,396
Packaging materials	138,581	119,341
Prepaid expenses	—	6,500
Deferred income taxes	4,851	3,961

Total current assets	830,803	428,133

PROPERTY AND EQUIPMENT - NET	276,433	290,595

OTHER ASSETS
Deferred income taxes - noncurrent	14,631	11,789

TOTAL ASSETS	$1,121,867	$730,517

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2007	June 30, 2007
	(Unaudited)
CURRENT LIABILITIES

Note payable - bank	$175,000	$—
Current maturities of forgivable loan - bank	5,000	5,000
Notes payable - stockholder	65,000	45,000
Accounts payable	396,903	168,562
Accrued expenses	38,409	22,764
Deferred income	1,299	1,299

Total current liabilities	681,611	242,625

LONG-TERM LIABILITIES

Deferred income	6,428	6,753
Forgivable loan - bank, less current maturities	10,000	10,000

Total long-term liabilities	16,428	16,753

Total liabilities	698,039	259,378

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $ 1,987,500 and $1,980,000 respectively)	500,000	500,000
Series B (liquidation preference $ 1,942,500 and $1,935,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $ 4,565,570 and $4,550,937 respectively)	1,170,660	1,170,660
Series B (liquidation preference $ 744,046 and $741,661 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(6,042,168)	(5,994,857)

Total stockholders’ equity	423,828	471,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,121,867	$730,517

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
	2007	2006
NET SALES	$403,428	$459,499
COST OF SALES	298,510	333,409

Gross profit on sales	104,918	126,090

OPERATING EXPENSES
Selling expense	56,722	54,413
General and administrative expenses	98,257	117,350

Total operating expenses	154,979	171,763

Loss from operations	(50,061)	(45,673)
OTHER INCOME (EXPENSE)	(982)	(248)

Net loss before income taxes	(51,043)	(45,921)
INCOME TAXES BENEFIT	(3,732)	(13,479)

NET LOSS	(47,311)	(32,442)
Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(79,329)	$(64,460)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED	$(.08)	$(.07)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,311)	$(32,442)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	14,665	14,401
Provision for bad debts	300	300
Deferred income amortization	(325)	(325)
Deferred income taxes	(3,732)	(13,479)
Effects of changes in operating assets and liabilities:
Trade receivables	(11,075)	(98,086)
Inventories	(394,657)	(314,879)
Prepaid expenses	6,500	6,919
Accounts payable	228,341	233,895
Accrued expenses	15,645	17,638

Net cash (used in) operating activities	(191,649)	(186,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advance to officer	—	9,000
Purchases of property and equipment	(503)	—

Net cash (used in) provided by investing activities	(503)	9,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - bank	175,000	175,000
Proceeds from notes payable - stockholder	20,000	—

Net cash provided by financing activities	195,000	175,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,848	(2,058)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,232	26,558

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,080	$24,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$—	$—

Interest	$859	$925

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2007 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2007 and for the three months ended September 30, 2006 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2007. The results of operations and cash flows for the three months ended September 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2008. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2 - NET LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended September 30
	2007	2006
Net loss	$(47,311)	$(32,442)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net loss common stockholders	$(79,329)	$(64,460)

Weighted average of outstanding common shares	969,834	969,834

Net loss per share - basic	$(.08)	$(.07)

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at September 30, 2007 and 2006, totaled $6,828,176 and $6,700,104, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

	Three Months Ended September 30
	2007	2006
6% Convertible
Series A	$15	$14
Series B	15	14

5% Convertible
Series A	58	57
Series B	58	57

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

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs for two years thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life on the lease term of the new facility. As of September 30, 2007 and June 30, 2007, $10,000 has been reclassified to deferred revenue. During the three months ended September 30, 2007 and 2006, $325 and $325 has been amortized into income, respectively.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - NOTE PAYABLE - BANK

The Company has a $250,000 line-of-credit agreement with an original maturity date of January 1, 2008. The line-of-credit is collateralized by certain equipment and bears interest at an annual rate of 8.25%. At September 30, 2007, the outstanding balance on the line-of-credit was $175,000. There were no outstanding borrowings on the line-of-credit at June 30, 2007.

NOTE 5 - NOTES PAYABLE - STOCKHOLDER

The Company borrowed $45,000 from a stockholder/officer during fiscal year ended June 30, 2007 and $20,000 during the three months ended September 30, 2007. These unsecured loans have no maturity date and carry a 5% annual interest rate. The outstanding balance at September 30, 2007 was $65,000. Interest expense on stockholder/officer notes was $481 and $-0- for the three months ending September 30, 2007 and 2006, respectively.

NOTE 6 - INCOME TAXES BENEFIT

The Company has a net operating loss carryforward of approximately $248,000 as of September 30, 2007. Based on the available objective evidence, it is more likely than not, that the full loss will not be fully utilized. Therefore, an allowance of $148,000 has been recorded for the three months ended September 30, 2007 as compared to $100,000 at June 30, 2007. The deferred income taxes for the three months ended September 30, 2007 increased $3,732 to $19,482 compared to $15,750 at June 30, 2007.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of July 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements for the three months ended September 30, 2007.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of September 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“ SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issue for fiscal years beginning after November 15, 2007. We are evaluating the impact that SFAS No. 157 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159. The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if SFAS No. 157 is also adopted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operation section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results and the timing of certain events may differ significantly from the results and timing discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed or referred to in this report and in Item 6 of the Annual Report on Form 10-KSB for the year ended June 30, 2007.

The following discussion is intended to provide a better understanding of the significant changes in trends relating to Chase’s financial condition and results of operations. Management’s Discussion and Analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

OVERVIEW

Chase General is a holding company for its wholly-owned subsidiary, Dye Candy Company. This subsidiary is the main operating Company that is engaged in the manufacture of confectionery products which are sold primarily to wholesale houses, grocery accounts, vendors, and repackers. The subsidiary (Company) operates two divisions, Chase Candy division and Seasonal Candy division, which share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by Management.

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended September 30
	2007	2006
Net sales	100%	100%
Cost of sales	74	73

Gross profit	26	27

Operating expenses	38	37

Loss from operations	(12)	(10)
Net loss before income taxes	(13)	(10)
Credit for income taxes	(1)	(3)

Net loss	(12)%	(7)%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales decreased $56,071 or 12% for the three months ended September 30, 2007 to $403,428 as compared to $459,499 for the three months ended September 30, 2006. Gross sales for Chase Candy division decreased $32,910 to $333,727 for the three months ended September 30, 2007 compared to $366,637 for 2006. Gross sales for Seasonal Candy division decreased $22,719 to $79,118 for the three months ended September 30, 2007 compared to $101,837 for 2006.

The decrease in net sales for the three month period ended September 30, 2007 for the Chase Candy division is primarily due to a customer continuing to order in 12 count packaging bags, rather than 24 count and at the same time reducing orders from the previous year by $40,000. A customer of Seasonal Candy division ordered earlier last year so that the sale occurred in the first quarter of the prior year. This year orders received will occur in the second quarter, which represented the majority of the decrease in this division’s sales. The Company has received new business orders for the second quarter 2008 of approximately $134,000.

COST OF SALES

The cost of sales decreased $34,899 to $298,510 or 74% of related revenues for the three months ended September 30, 2007, compared to $333,409 or 73% of related revenues for the three months ended September 30, 2006.

The decrease in cost of sales is a 10.5% decrease which is proportionate to the 12% decrease in net sales as reflected above. Direct costs of goods for materials manufactured and production labor force for the three months ended September 30, 2007 increased $12,570 to $426,885 as compared to $414,315 for the three months ended September 30, 2006 as a result of raw material price increases for sugar—4 cents per pound; peanuts 8 cents per pound and a 4% raise for the production labor force. These costs accounted for the 1.4% decrease in gross profit margin of 27.4% for the three months ended September 30, 2006 to 26% for the three months ended September 30, 2007.

This is the height of the Company’s busy season which explains having raw materials inventory of $97,877 and packaging materials inventory of $138,581 at September 30, 2007 or 66% higher than the June 30, 2007 inventories of $23,396 raw materials and $119,341 packaging.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2007 increased $2,309 to $56,722, and increased to 14% of sales, compared to $54,413 or 12% of sales for the three months ended September 30, 2006. The increase in selling expenses is due to higher commissions being paid and vehicle expenses for the period. Vehicle expense increased 21% to $11,309 for the three months ended September 30, 2007 from $9,362 for the three months ended September 30, 2006.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2007 decreased $19,093 to $98,257, and decreased to 24% of sales, compared to $117,350 or 25% of sales for the three months ended September 30, 2006. The decreased costs are due to decreased professional fees of $23,448 of which were in connection with legal proceedings settled in the prior fiscal year.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $734 for the three months ended September 30, 2007 to $(982), compared to $(248) for the three months ended September 30, 2006. This increase was due to an increase in interest expense.

INCOME TAXES BENEFIT

The Company recorded a tax benefit for the three months ended September 30, 2007 of $3,732 as compared to the tax benefit of $13,479 for the three months ended September 30, 2006. The net tax benefit recorded for the three months ended September 30, 2007 is due primarily to recognizing deferred taxes related to the operating loss. The Company has incurred a loss for the past two years. Based on the available objective evidence, Management believes it is more likely than not, that the net deferred tax asset will not be fully realizable. Accordingly, the Company provided for a valuation allowance against its net deferred tax asset at September 30, 2007. The net tax affected benefit of the valuation allowance was a $14,000 increase for the three months ended September 30, 2007 of $43,000 as compared to June 30, 2007 of $29,000. There was no valuation allowance at September 30, 2006.

NET LOSS

The Company reported a net loss for the three months ended September 30, 2007 of $47,311, compared to a net loss of $32,442 for the three months ended September 30, 2006. This increase of $14,869 is explained above.

PREFERRED DIVIDENDS

These amounts of $32,018 reflect additional preferred stock dividends in arrears for the three months ended September 30, 2007 and 2006, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2007 was $(79,329) which is an increase in net loss of $14,869 as compared to the three months ended September 30, 2006 of $(64,460). The increase in net loss is explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Negative cash flows from operating activities were generated for the quarter ended September 2007 in the amount of $(191,649). The negative cash flow is to be expected during this time period, since this is the start of the busy season for the Company as reflected in increased inventories of $394,657 and accounts payable of $228,341 from June 30, 2007 fiscal year end balances of $213,095 inventory and $168,562 accounts payable. The negative cash flows from operating activities required the Company to obtain bank financing totaling $175,000 and $20,000 from a shareholder/officer, which results in net cash provided by financing activities of $195,000 for the quarter ended September 30, 2007. Negative cash flows from operating activities were generated for quarter ended September 2006 in the amount of $(186,058), which required net cash provided by financing activities of $175,000 from bank borrowings. Overall cash and cash equivalents increased $2,848 to $25,080 at September 30, 2007 from $22,232 at June 30, 2007.

To date, there are no material commitments by the Company for capital expenditures. At September 30, 2007, the Company’s accumulated deficit was $6,042,168, compared to accumulated deficit of $5,994,857 as of June 30, 2007. Working capital as of September 30, 2007 decreased 20% to $149,192 from $185,508 as of June 30, 2007.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2007 is $6,828,176.

ITEM 6.	EXHIBITS

Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated: November 13, 2007	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the Board