Form 10QSB
period 2007-12-31
CHASE GENERAL CORP
filed 2008-02-14
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended December 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2007	June 30, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$41,817	$22,232
Trade receivables, net	192,837	182,345
Inventories:
Finished goods	47,185	68,079
Goods in process	8,999	2,279
Raw materials	49,407	23,396
Packaging materials	196,811	119,341
Prepaid expenses	3,105	6,500
Deferred income taxes	4,671	3,961

Total current assets	544,832	428,133
PROPERTY AND EQUIPMENT—NET	261,768	290,595
OTHER ASSETS
Deferred income taxes—noncurrent	—	11,789

TOTAL ASSETS	$806,600	$730,517

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2007	June 30, 2007
	(Unaudited)
CURRENT LIABILITIES

Current maturities of forgivable loan—bank	$5,000	$5,000
Notes payable—stockholder	—	45,000
Accounts payable	119,648	168,562
Accrued expenses	2,725	22,764
Income taxes payable	2,129	—
Deferred income	1,299	1,299

Total current liabilities	130,801	242,625

LONG-TERM LIABILITIES

Deferred income	11,103	6,753
Deferred income taxes	11,822	—
Forgivable loan—bank, less current maturities	5,000	10,000

Total long-term liabilities	27,925	16,753

Total liabilities	158,726	259,378

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $1,995,000 and $1,980,000 respectively)	500,000	500,000
Series B (liquidation preference $1,950,000 and $1,935,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,580,203 and $4,550,937 respectively)	1,170,660	1,170,660
Series B (liquidation preference $746,431 and $741,661 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,818,122)	(5,994,857)

Total stockholders’ equity	647,874	471,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$806,600	$730,517

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31
	2007	2006
NET SALES	$1,479,052	$1,187,403

COST OF SALES	1,012,546	840,094

Gross profit on sales	466,506	347,309

OPERATING EXPENSES

Selling expense	143,353	110,400
General and administrative expenses	67,253	89,076

Total operating expenses	210,606	199,476

Income from operations	255,900	147,833
OTHER INCOME (EXPENSE)	(3,092)	(2,215)

Net income before income taxes	252,808	145,618
PROVISION FOR INCOME TAXES	28,762	38,434

NET INCOME	224,046	107,184

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$192,028	$75,166

NET INCOME PER SHARE OF COMMON STOCK—BASIC	$.20	$.08

NET INCOME PER SHARE OF COMMON STOCK—DILUTED	$.11	$.05

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31
	2007	2006
NET SALES	$1,882,480	$1,646,902

COST OF SALES	1,311,056	1,173,503

Gross profit on sales	571,424	473,399

OPERATING EXPENSES

Selling expense	200,075	164,813
General and administrative expenses	165,510	206,426

Total operating expenses	365,585	371,239

Income from operations	205,839	102,160
OTHER INCOME (EXPENSE)	(4,074)	(2,463)

Net income before income taxes	201,765	99,697
PROVISION FOR INCOME TAXES	25,030	24,955

NET INCOME	176,735	74,742

Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$112,699	$10,706

NET INCOME PER SHARE OF COMMON STOCK—BASIC	$.12	$.01

NET INCOME PER SHARE OF COMMON STOCK—DILUTED	$.08	$.01

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$176,735	$74,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,330	28,753
Provision for bad debts	600	600
Deferred income amortization	(650)	(650)
Deferred income taxes	22,901	11,774
Effects of changes in operating assets and liabilities:
Trade receivables	(11,092)	(58,975)
Income tax refund claims receivable	—	23,855
Inventories	(89,307)	6,713
Prepaid expenses	3,395	7,383
Accounts payable	(48,914)	50,636
Accrued expenses	(20,039)	(3,925)
Income taxes payable	2,129	13,181

Net cash provided by operating activities	65,088	154,087

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advance to officer	—	9,000
Purchases of equipment	(503)	—

Net cash (used in) provided by investing activities	(503)	9,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	250,000	—
Principal payments on line-of-credit	(250,000)	—
Proceeds from stockholder notes payable	20,000	—
Principal payments on stockholder notes payable	(65,000)	—

Net cash (used in) financing activities	(45,000)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,585	163,087
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,232	26,558

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,817	$189,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes, net of (refunds)	$—	$(23,855)

Interest	$5,312	$3,502

Non-cash transaction:
Reclass of forgivable loan to deferred income	$5,000	$5,000

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2007 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2007 and for the three months and six months ended December 31, 2006 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2007. The results of operations for the three months and six months ended December 31, 2007 and cash flows for the six months ended December 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2008. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2—NET INCOME PER SHARE

The basic income per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Net income	$224,046	$107,184	$176,735	$74,742

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income common stockholders	$192,028	$75,166	$112,699	$10,706

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net income per share—basic	$.20	$.08	$.12	$.01

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—NET INCOME PER SHARE (CONTINUED)

The diluted earnings per share was computed on the weighted average of outstanding common shares plus potential dilutive common shares as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Net income	$224,046	$107,184	$176,735	$74,742

Preferred dividend requirements:
6% Series Convertible
Series A	—	—	—	15,000
Series B	—	—	—	15,000

5% Series Convertible
Series A	—	—	29,266	29,266
Series B	—	—	4,770	4,770

Total Dividend Requirements	—	—	34,036	64,036

Net Income Common Stockholders	224,046	107,184	142,699	10,706

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Dilutive effect of conversion:
6% Series Convertible
Series A	400,000	400,000	400,000	—
Series B	375,000	375,000	375,000	—

5% Series Convertible
Series A	222,133	222,133	—	—
Series B	36,201	36,201	—	—

Weighted average of diluted outstanding common shares	2,003,168	2,003,168	1,744,834	969,834

Diluted Earnings Per Share	$.11	$.05	$.08	$.01

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2007 and 2006, totaled $6,860,194 and $6,732,122, respectively. Total dividends in arrears, on a per share basis, consist of the following at December 31:

	Six Months Ended December 31
	2007	2006
6% Convertible
Series A	$15	$14
Series B	14	14

5% Convertible
Series A	58	57
Series B	58	57

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

NOTE 3—FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs for two years thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally required to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. As of December 31, 2007 and June 30, 2007, $15,000 and $10,000, respectively, has been reclassified to deferred revenue. During the six months ended December 31, 2007 and 2006, $650 and $650 has been amortized into income, respectively.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4—NOTE PAYABLE—BANK

Effective July 20, 2007, the Company had a $250,000 line-of-credit agreement which expired on January 1, 2008. This line-of-credit agreement was renewed on that date to extend until January 1, 2009 at an annual rate of 7.25%. The line-of-credit was collateralized by certain equipment. At December 31, 2007, the outstanding balance on the line-of-credit was $-0-. There were no outstanding borrowings on the line-of-credit at June 30, 2007.

NOTE 5—NOTES PAYABLE—STOCKHOLDER

The Company borrowed $45,000 from a stockholder/officer during fiscal year ended June 30, 2007 and $20,000 during the six months ended December 31, 2007, which was repaid by December 31, 2007. These unsecured loans had no maturity date and carried a 5% annual interest rate. The outstanding balance at December 31, 2007 was $-0-. Interest expense on stockholder/officer notes was $1,367 and $-0- for the six months ending December 31, 2007 and 2006, respectively.

NOTE 6 – PROVISION FOR INCOME TAXES

The Company had a net operating loss carryforward of approximately $203,000 as of June 30, 2007. The net operating loss carryforward increased to approximately $248,000 as of September 30, 2007. Based on the available objective evidence available at September 30, 2007, it was determined more likely than not, that the full loss would not be fully utilized. Therefore, an allowance of $148,000 was recorded for the three months ended September 30, 2007 as compared to $100,000 at June 30, 2007. However, for the six months ended December 31, 2007, the Company’s profit absorbed the available net operating loss carryforward so that no allowance has been recorded for this period. The deferred income taxes for the six months ended December 31, 2007 decreased $22,901 to $(7,151) compared to $15,750 at June 30, 2007.

The net deferred tax assets (liability) are presented in the accompanying balance sheet as follows:

	2007	2006
Current deferred tax asset	$4,671	$3,961
Noncurrent deferred tax asset	—	11,789
Long-term deferred tax liability	(11,822)	—

Net deferred tax assets (liability)	$(7,151)	$15,750

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of July 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements for the six months ended December 31, 2007.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%

Cost of sales	69	71	70	71

Gross profit	31	29	30	29

Operating expenses	14	17	19	23

Net income from operations	17	12	11	6
Net income before income taxes	17	12	11	6
Provision for income taxes	2	3	1	2

Net income	15%	9%	10%	4%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales increased $291,649 or 25% for the three months ended December 31, 2007 to $1,479,052 compared to $1,187,403 for the three months ended December 31, 2006. Gross sales for Chase Candy increased $10,532 to $396,371 for the three months ended December 31, 2007 compared to $385,839 for 2006. Gross sales for Seasonal Candy increased $284,911 to $1,094,257 for the three months ended December 31, 2007 compared to $809,346 for 2006.

Net sales increased $235,578 or 14% for the six months ended December 31, 2007 to $1,882,480 compared to $1,646,902 for the six months ended December 31, 2006. Gross sales for Chase Candy decreased $22,378 to $730,098 for the six months ended December 31, 2007 compared to $752,476 for 2006. Gross sales for Seasonal Candy increased $262,192 to $1,173,375 for the six months ended December 31, 2007 compared to $911,183 for 2006.

The 25% increase in net sales of $291,649 for the three month period ended December 31, 2007, over the same period ended December 31, 2006, is due to two factors. Certain Seasonal Candy customers placed orders later this year, which are reflected in current quarter sales rather than in the first quarter. In addition, Seasonal sales from new business orders amounted to approximately $262,192 of the $291,649 increase in net sales. The year to date net sales increase of 14% includes these new customers.

COST OF SALES

The cost of sales increased $172,452 to $1,012,546 decreasing to 69% of related revenues for the three months ended December 31, 2007, compared to $840,094 or 71% of related revenues for the three months ended December 31, 2006. The cost of sales increased $137,553 to $1,311,056 decreasing to 70% of related revenues for the six months ended December 31, 2007, compared to $1,173,503 or 71% of related revenues for the six months ended December 31, 2006.

The increase in cost of sales is a 20.5% increase which is proportionate to the 25% increase in net sales for the three months ended December 31, 2007 as reflected above. Direct costs of goods for materials manufactured and production labor force for the three months ended December 31, 2007 increased $156,788 to $517,970 as compared to $361,182 for the three months ended December 31, 2006 as a result of raw material price increases for sugar—4 cents per pound; peanuts 8 cents per pound and a 4% raise for the production labor force.

Direct costs of goods for materials manufactured and production labor force for the six months ended December 31, 2007 increased $169,358 to $944,855 as compared to $775,497 for the six months ended December 31, 2006 which also is a result of the increased pricing as explained for the three month period ended December 31, 2007.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

COST OF SALES (CONTINUED)

The Company decreased finished goods inventory for the three months ended December 31, 2007 to $47,185 or 31% from the June 30, 2007 finished goods inventory of $68,079 due to the end of the Company’s busy season. Raw material inventory of $49,407 and packaging materials inventory of $196,811 is 73% higher than the June 30, 2007 inventories of $23,396 raw material and $119,341 packaging as a result of purchasing inventory to take advantage of favorable pricing but not all of this inventory was used during the second quarter ending December 31, 2007.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2007 increased $32,953 to $143,353, which is 10% of sales, compared to $110,400 or 9% of sales for the three months ended December 31, 2006. Selling expenses for the six months ended December 31, 2007 increased $35,262 to $200,075, which is 10% of sales, compared to $164,813 or 10% of sales for the six months ended December 31, 2006.

The increase of $32,953 in selling expenses for the three months ended December 31, 2007 is due to higher commissions being paid and sample costs for the period. Commissions and sample costs increased 42% to $69,471 for this period from $48,924 for the three months ended December 31, 2006.

The increase of $35,262 in selling expenses for the six months ended December 31, 2007 is also due to higher commissions being paid as a result of increased sales along with sample costs for this period. Commissions and sample costs increased 37% to $85,337 for this period from $62,370 for the six months ended December 31, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2007 decreased $21,823 to $67,253, and decreased to 4% of sales, compared to $89,076 or 8% of sales for the three months ended December 31, 2006. General and administrative expenses for the six months ended December 31, 2007 decreased $40,916 to $165,510, and decreased to 9% of sales, compared to $206,426 or 13% of sales for the six months ended December 31, 2006. The decreased costs are due to decreased professional fees of $51,436, of which were in connection with legal proceedings settled in the prior fiscal year.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $877 for the three months ended December 31, 2007 to $(3,092), compared to $(2,215) for the three months ended December 31, 2006. Other income and expense increased by $1,611 for the six months ended December 31, 2007 to $(4,074), compared to $(2,463) for the six months ended December 31, 2006. This was primarily due to an increase in interest expense.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2007 of $28,762 as compared to $38,434 for the three months ended December 31, 2006. The Company recorded a tax provision for the six months ended December 31, 2007 of $25,030 as compared to $24,955 for the six months ended December 31, 2006. The effective tax rate of 12% for the six months ended December 31, 2007 decreased from 25% for the six months ended December 31, 2006. The Company had incurred losses for the past two years, which is not available to carry back and obtain previously paid income taxes. This loss can be fully utilized against taxable income for the six months ended December 31, 2007 which results in an effective tax rate of 12%. For the three months ended September 30, 2007, the Company provided for a valuation allowance against its net deferred tax asset. Based on available objective evidence at that time, management estimated it was more likely than not, that the net deferred tax asset would not be fully realizable. Since the net operating loss is fully used against operating income for the six months ended December 31, 2007, the valuation allowance of $148,000 was reduced to zero. The net change in deferred taxes for the three months and six months ended December 31, 2007 was $(26,633) and $(22,901), respectively. There was no valuation allowance at December 31, 2006.

NET INCOME

The Company reported a net income for the quarter ended December 31, 2007 of $224,046, compared to a net income of $107,184 for the quarter ended December 31, 2006. This increase of $116,862 is explained above.

The Company reported a net income for the six months ended December 31, 2007 of $176,735, compared to a net income of $74,742 for the six months ended December 31, 2006. This increase of $101,993 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2007 and 2006, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2007 was $192,028 which is an increase of $116,862 as compared to the three months ended December 31, 2006 of $75,166.

Net income applicable to common stockholders for the six months ended December 31, 2007 was $112,699 which is an increase of $101,993 as compared to the six months ended December 31, 2006 of $10,706. These items are explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Positive cash flows from operating activities were generated for the six months ended December 2007 in the amount of $65,088. The positive cash flow is to be expected during this time period, since this is the end of the busy season for the Company as reflected in decreased accounts payable of $48,914 and accrued expenses of $20,039 from June 30, 2007 fiscal year end balances of $168,562 accounts payable and $22,764 accrued expenses. The positive cash flows from operating activities included borrowings from and payments on the line-of-credit of $250,000 and proceeds from borrowings from a stockholder of $20,000 and payments on notes payable to a stockholder of $65,000, which results in net cash used in financing activities of $45,000 for the six months ended December 31, 2007. Positive cash flows were generated for the six months ended December 2006 in the amount of $154,087 from operating activities and $9,000 from investing activities.

Overall cash and cash equivalents increased $19,585 to $41,817 at December 31, 2007 from $22,232 at June 30, 2007.

To date, there are no material commitments by the Company for capital expenditures. At December 31, 2007, the Company’s accumulated deficit was $5,818,122, compared to accumulated deficit of $5,994,857 as of June 30, 2007. Working capital as of December 31, 2007 increased 123% to $414,031 from $185,508 as of June 30, 2007.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2007 is $6,860,194.

ITEM 6.	EXHIBITS

Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated:	February 12, 2008	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer, Treasurer and Chairman of the Board