Form 10QSB
period 2008-03-31
CHASE GENERAL CORP
filed 2008-05-09
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

Transitional Small Business Disclosure Format    Yes  ☐    No   ☒

CHASE GENERAL CORPORATION

Index

Form 10-QSB for the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	June 30, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$21,878	$22,232
Trade receivables, net	133,725	182,345
Inventories:
Finished goods	47,254	68,079
Goods in process	10,441	2,279
Raw materials	54,867	23,396
Packaging materials	172,942	119,341
Prepaid expenses	3,410	6,500
Deferred income taxes	32,000	3,961

Total current assets	476,517	428,133

PROPERTY AND EQUIPMENT—NET	290,336	290,595

OTHER ASSETS
Deferred income taxes—noncurrent	—	11,789

TOTAL ASSETS	$766,853	$730,517

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2008	June 30, 2007
	(Unaudited)
CURRENT LIABILITIES
Current maturities of forgivable loan—bank	$5,000	$5,000
Current maturities of vehicle loan	12,007	—
Notes payable—stockholder	30,000	45,000
Accounts payable	71,760	168,562
Accrued expenses	16,405	22,764
Deferred income	1,299	1,299

Total current liabilities	136,471	242,625

LONG-TERM LIABILITIES
Deferred income	10,779	6,753
Deferred income taxes	13,015	—
Forgivable loan—bank, less current maturities	5,000	10,000
Vehicle loan—less current maturities	24,014	—

Total long-term liabilities	52,808	16,753

Total liabilities	189,279	259,378

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,002,500 and $1,980,000 respectively)	500,000	500,000
Series B (liquidation preference $1,957,500 and $1,935,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,594,836 and $4,550,937 respectively)	1,170,660	1,170,660
Series B (liquidation preference $748,816 and $741,661 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,888,422)	(5,994,857)

Total stockholders’ equity	577,574	471,139

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$766,853	$730,517

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2008	2007
NET SALES	$390,808	$285,440

COST OF SALES	363,993	300,872

Gross profit (loss) on sales	26,815	(15,432)

OPERATING EXPENSES
Selling expense	63,056	51,685
General and administrative expenses	62,751	92,832

Total operating expenses	125,807	144,517

Loss from operations	(98,992)	(159,949)

OTHER INCOME (EXPENSE)	427	918

Net loss before income taxes	(98,565)	(159,031)

PROVISION FOR INCOME TAXES (BENEFITS)	(28,265)	(43,043)

NET LOSS	(70,300)	(115,988)
Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(102,318)	$(148,006)

NET LOSS PER SHARE OF COMMON STOCK—BASIC	$(.11)	$(.15)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31
	2008	2007
NET SALES	$2,273,288	$1,932,342

COST OF SALES	1,675,049	1,474,375

Gross profit on sales	598,239	457,967

OPERATING EXPENSES
Selling expense	263,131	216,498
General and administrative expenses	228,261	299,258

Total operating expenses	491,392	515,756

Income (loss) from operations	106,847	(57,789)

OTHER INCOME (EXPENSE)	(3,647)	(1,545)

Net income (loss) before income taxes	103,200	(59,334)

PROVISION FOR INCOME TAXES (BENEFITS)	(3,235)	(18,088)

NET INCOME (LOSS)	106,435	(41,246)
Preferred dividends	(96,054)	(96,054)

Net income (loss) applicable to common stockholders	$10,381	$(137,300)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK—BASIC	$.01	$(.14)

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$106,435	$(41,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,954	43,106
Provision for bad debts	900	900
Deferred income amortization	(974)	(974)
Deferred income taxes	(3,235)	(18,088)
Effects of changes in operating assets and liabilities:
Trade receivables	47,720	(551)
Income tax refund claims receivable	—	29,197
Inventories	(72,409)	(47,838)
Prepaid expenses	3,090	4,792
Accounts payable	(96,802)	46,581
Accrued expenses	(6,360)	1,598

Net cash provided by operating activities	22,319	17,477

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advance to officer	—	9,000
Purchases of equipment	(7,673)	—

Net cash provided by (used in) investing activities	(7,673)	9,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	250,000	—
Principal payments on line-of-credit	(250,000)	—
Proceeds from stockholder notes payable	50,000	—
Principal payments on stockholder notes payable	(65,000)	—

Net cash (used in) financing activities	(15,000)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(354)	26,477

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,232	26,558

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,878	$53,035

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes, net of (refunds)	$—	$(29,197)

Interest	$5,312	$3,502

Non-cash transactions:
Reclass of forgivable loan to deferred income	$5,000	$5,000

Purchase of vehicle with loan proceeds	$36,021	$—

The accompanying notes are an integral part of these

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2007 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2008 and for the three months and nine months ended March 31, 2007 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2007. The results of operations for the three months and nine months ended March 31, 2008 and cash flows for the nine months ended March 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2008. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.

NOTE 2—NET INCOME (LOSS) PER SHARE

The basic income (loss) per share was computed on the weighted average of outstanding common shares as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Net income (loss)	$(70,300)	$(115,988)	$106,435	$(41,246)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net income (loss) common stockholders	$(102,318)	$(148,006)	$10,381	$(137,300)

Weighted average of outstanding common shares	969,834	969,834	969,834	969,834

Net income (loss) per share—basic	$(.11)	$(.15)	$.01	(.14)

No computation was made on common stock equivalents outstanding because loss per share would be anti-dilutive.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—NET INCOME (LOSS) PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2008 and 2007, totaled $6,892,212 and $6,764,140, respectively. Total dividends in arrears, on a per share basis, consist of the following at March 31:

	Nine Months Ended March 31
	2008	2007
6% Convertible
Series A	$15	$14
Series B	14	14

5% Convertible
Series A	59	58
Series B	59	58

The 6% percent convertible prior cumulative preferred stock may, upon thirty days prior notice, be redeemed by the Corporation at $5.25 a share plus unpaid accrued dividends to date of redemption. In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends. It may be exchanged for common stock at the option of the shareholders in the ratio of 4 common shares for one share of Series A and 3.75 common shares for one share of Series B.

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

NOTE 3—FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs for three years thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally required to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life on the lease term of the new facility. At March 31, 2008 and June 30, 2007, $15,000 and $10,000, respectively, has been reclassified to deferred revenue. During the nine months ended March 31, 2008 and 2007, $974 and $974, has been amortized into income, respectively.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4—NOTE PAYABLE—VEHICLE

The Company has a note that requires monthly payments of $1,001 for 36 months at -0-% interest rate, secured by the vehicle.

Future minimum payments are:

2008	$3,003
2009	12,007
2010	12,007
2011	9,004

Total	$36,021

NOTE 5—NOTE PAYABLE—BANK

Effective July 20, 2007, the Company had a $250,000 line-of-credit agreement which expired on January 1, 2008. This line-of-credit agreement was renewed on that date to extend until January 1, 2009 at an annual rate of 7.25%. The line-of-credit was collateralized by certain equipment. At March 31, 2008, the outstanding balance on the line-of-credit was $-0-. There were no outstanding borrowings on the line-of-credit at June 30, 2007.

NOTE 6—NOTES PAYABLE—STOCKHOLDER

The Company borrowed $45,000 from a stockholder/officer during fiscal year ended June 30, 2007 and $50,000 during the nine months ended March 31, 2008, which $65,000 was repaid by March 31, 2008. These unsecured loans had no maturity date and carried a 5% annual interest rate. The outstanding balance at March 31, 2008 was $30,000. Interest expense on stockholder/officer notes was $1,367 and $-0- for the nine months ending March 31, 2008 and 2007, respectively.

NOTE 7—PROVISION FOR INCOME TAXES

The Company had a net operating loss carryforward of approximately $203,000 as of June 30, 2007. Based on the available objective evidence available at March 31, 2008, it was determined more likely than not, that the full loss would be fully utilized. Therefore, no allowance was recorded for the nine months ended March 31, 2008 as compared to $100,000 at June 30, 2007. The deferred income taxes for the nine months ended March 31, 2008 increased $3,235 to $18,985 compared to $15,750 at June 30, 2007.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7—PROVISION FOR INCOME TAXES (CONTINUED)

The net deferred tax assets (liability) are presented in the accompanying balance sheets as follows:

	2008	2007
Current deferred tax asset	$32,000	$3,961
Noncurrent deferred tax asset	—	11,789
Long-term deferred tax liability	13,015	—

Net deferred tax assets	$18,985	$15,750

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of July 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements for the nine months ended March 31, 2008.

Interest and penalties related to uncertain tax positions are recognized in general and administrative expense. As of March 31, 2008, no provisions for accrued interest and penalties related to uncertain tax positions have been recorded.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“ SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issue for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that SFAS No. 157 may have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). These statements significantly change the accounting for and reporting of business combinations and noncontrolling (minority) interests in consolidated financial statements. These statements will require noncontrolling interests to be reclassified to equity, consolidated net income to be adjusted to include net income attributed to the noncontrolling interest, and consolidated comprehensive income to be adjusted to include the comprehensive income attributed to the noncontrolling interest. SFAS 141R and SFAS 160 are required to be adopted simultaneously. SFAS 141 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 14, 2008. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted except for the presentation and disclosure requirements which will be applied retrospectively for all periods. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%
Cost of sales	93	105	74	76

Gross profit (loss)	7	(5)	26	24
Operating expenses	32	51	22	27

Income (Loss) from operations	(25)	(56)	4	(3)
Net income (loss) before income taxes	(25)	(56)	5	(3)
Benefit for income taxes	(7)	(15)	—	(1)

Net income (loss)	(18)%	(41)%	5%	(2)%

NET SALES

Net sales increased $105,368 or 37% for the three months ended March 31, 2008 to $390,808 compared to $285,440 for the three months ended March 31, 2007. Gross sales for Chase Candy increased $108,816 to $392,406 for the three months ended March 31, 2008 compared to $283,590 for 2007. Gross sales for Seasonal Candy increased $4,218 to $18,397 for the three months ended March 31, 2008 compared to $14,179 for 2007.

Net sales increased $340,946 or 18% for the nine months ended March 31, 2008 to $2,273,288 compared to $1,932,342 for the nine months ended March 31, 2007. Gross sales for Chase Candy increased $86,438 to $1,122,504 for the nine months ended March 31, 2008 compared to $1,036,066 for 2007. Gross sales for Seasonal Candy increased $266,410 to $1,191,772 for the nine months ended March 31, 2008 compared to $925,362 for 2007.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

COST OF SALES

The cost of sales increased $63,121 to $363,993 decreasing to 93% of related revenues for the three months ended March 31, 2008, compared to $300,872 or 105% of related revenues for the three months ended March 31, 2007. The cost of sales increased $200,674 to $1,675,049 decreasing to 74% of related revenues for the nine months ended March 31, 2008, compared to $1,474,375 or 76% of related revenues for the nine months ended March 31, 2007.

The increase in cost of sales is a 21% increase which is proportionate to the 37% increase in net sales for the three months ended December 31, 2008 as reflected above. Direct cost of goods for materials manufactured and production labor force for the three months ended March 31, 2008 increased $15,982 to $214,270 as compared to $198,288 for the three months ended March 31, 2007 as a result of raw material price increases for: sugar—4 cents per pound; peanuts—8 cents per pound along with a 4% raise for the production labor force.

Direct costs of goods for materials manufactured and production labor force for the nine months ended March 31, 2008 increased $185,340 to $1,159,125 as compared to $973,785 for the nine months ended March 31, 2007 which also is a result of the increased pricing as explained for the three month period ended March 31, 2008.

Finished goods inventory for the three months ended March 31, 2008 of $47,254, decreased $20,825 or 31% of the June 30, 2007 finished goods inventory of $68,079. The decrease reflects the Company not having to build and store inventory to meet delivery deadlines, but has the capacity to produce inventory just in time for delivery. Raw material inventory of $54,867 and packaging materials inventory of $172,942 is 60% higher than the June 30, 2007 inventories of $23,396 and $119,341, respectively, as a result of purchasing inventory at competitive prices, but not all of this inventory was used during the third quarter ending March 31, 2008.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2008 increased $11,371 to $63,056, which is 16% of sales, compared to $51,685 or 18% of sales for the three months ended March 31, 2007. Selling expenses for the nine months ended March 31, 2008 increased $46,633 to $263,131, which is 12% of sales, compared to $216,498 or 11% of sales for the nine months ended March 31, 2007.

The increase of $11,371 in selling expenses for the three months ended March 31, 2008 is due to higher commissions being paid and sample costs for the period. Commissions and sample costs increased 105% to $28,226 for this period from $13,776 for the three months ended December 31, 2007.

The increase of $46,633 in selling expenses for the nine months ended March 31, 2008 is also due to higher commissions being paid as a result of increased sales along with sample costs for this period. Commissions and sample costs increased 49% to $113,563 for this period from $76,136 for the nine months ended March 31, 2007.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2008 decreased $30,081 to $62,751, and decreased to 16% of sales, compared to $92,832 or 33% of sales for the three months ended March 31, 2007. General and administrative expenses for the nine months ended March 31, 2008 decreased $70,997 to $228,261, and decreased to 10% of sales, compared to $299,258 or 15% of sales for the nine months ended March 31, 2007. The decreased costs are due to decreased professional fees, of which $88,800 were in connection with legal proceedings settled in the prior fiscal year.

OTHER INCOME (EXPENSE)

Other income and expense decreased by $491 for the three months ended March 31, 2008 to $427, compared to $918 for the three months ended March 31, 2007. Other income and expense increased by $(2,102) for the nine months ended March 31, 2008 to $(3,647), compared to $(1,545) for the nine months ended March 31, 2007. This was primarily due to an increase in interest expense.

PROVISION FOR INCOME TAXES (BENEFITS)

The Company recorded a tax (benefit) for the three months ended March 31, 2008 of $(28,265) as compared to $(43,043) for the three months ended March 31, 2007. The Company recorded a tax (benefit) for the nine months ended March 31, 2008 of $(3,235) as compared to $(18,088) for the nine months ended March 31, 2007. The Company had incurred losses for the past two years, which is not available to carry back and obtain previously paid income taxes. This loss can be partially utilized against taxable income for the nine months ended March 31, 2008. Based on available objective evidence, management estimates it is more likely than not, that the net deferred tax asset will be fully realizable in the next fiscal year, so no valuation allowance has been reported. The net change in deferred taxes for the three months and nine months ended March 31, 2008 was $(26,163) and $(3,235), respectively.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2008 of $(70,300), compared to a net loss of $(115,988) for the nine months ended March 31, 2007. This decrease of $45,688 is explained above.

The Company reported a net income for the nine months ended March 31, 2008 of $106,435, compared to a net loss of $(41,246) for the nine months ended March 31, 2007. This increase of $147,681 is explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and nine months ended March 31, 2008 and 2007, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2008 was $(102,318) which is a decrease of $45,688 as compared to the three months ended March 31, 2007 of $(148,006).

Net income applicable to common stockholders for the nine months ended March 31, 2008 was $10,381 which is an increase of $147,681 as compared to the net loss for the nine months ended March 31, 2007 of $(137,300). These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

Positive cash flows from operating activities were generated for the nine months ended March 2008 in the amount of $22,319. The positive cash flow is to be expected during this time period, since this is the slow season for the Company as reflected in decreased accounts payable of $96,802 and accrued expenses of $6,360 from June 30, 2007 fiscal year end balances of $168,562 accounts payable and $22,764 accrued expenses. The cash flows from investing activities included equipment purchases of $7,763. The cash flows from financing activities included borrowings from and payments on the line-of-credit of $250,000 and proceeds from borrowings from a stockholder of $50,000 and payments on notes payable to a stockholder of $65,000, which results in net cash used in financing activities of $15,000 for the nine months ended March 31, 2008. Positive cash flows were generated for the nine months ended March 2007 in the amount of $17,477 from operating activities and $9,000 from investing activities.

Overall cash and cash equivalents decreased $(354) to $21,878 at March 31, 2008 from $22,232 at June 30, 2007.

To date, there are no material commitments by the Company for capital expenditures. At March 31, 2008, the Company’s accumulated deficit was $5,888,421, compared to accumulated deficit of $5,994,857 as of June 30, 2007. Working capital as of March 31, 2008 increased 83% to $340,047 from $185,508 as of June 30, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

a.	None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2008 is $6,892,212.

ITEM 6. EXHIBITS

Exhibits.

31	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION

Registrant

Dated: May 8, 2008	By:	/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer, Treasurer and Chairman of the Board