Form 10KSB
period 2008-06-30
CHASE GENERAL CORP
filed 2008-09-26
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 2-5916

CHASE GENERAL CORPORATION

(Name of small business issuer in its charter)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year: $2,688,772

The aggregate market value of the shares of common stock held by non-affiliates of the issuer is not actively traded. Therefore, market value of the stock is unknown as of 60 days prior to the date of this filing.

The number of shares of outstanding common stock of the issuer as of August 31, 2008 was 969,834.

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

In addition to the regular size bar, a “mini-mash” is distributed in seven case sizes:

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

COMPETITION AND MARKETS

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2008 and 2007, this division accounted for 55% and 60%, respectively, of the consolidated revenue of Dye Candy Company.

The Seasonal Candy Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2008 and 2007, the division accounted for 45% and 40%, respectively, of the consolidated revenue of Dye Candy Company.

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

RESEARCH AND DEVELOPMENT

During the 2006 fiscal year, the Company developed vanilla and chocolate mini mash products which were marketed during the busy season starting September 1, 2006. The vanilla mini mash product was discontinued during current fiscal year due to poor sales. Currently, the Company anticipates no new products for distribution.

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

EMPLOYEES

As of June 30, 2008, the Company had 18 full time employees. There were 14 in manufacturing, 2 in sales and marketing and 2 in finance and administration. This expands to approximately 32 full time personnel during the two busy production seasons in spring and fall.

CUSTOMERS

For the years ending June 30, 2008 and 2007, Associated Wholesale Grocers accounted for 26% and 24% of gross sales, respectively. For the years ending June 30, 2008 and 2007, Wal-Mart and its affiliates accounted for 14.5% and 19% of gross sales, respectively. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2008 and 2007.

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

Chase General Office and Dye Candy Company Operating Plant - The building located at 1307 South 59th, St. Joseph, Missouri contains the general offices for Chase General Corporation, Dye Candy Company and its divisions (of approximately 2,000 square feet). The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity owned by a director of the Company and his spouse. The building is adequate to meet the Company’s requirements.

The Company believes both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 15, 2008, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

Dividends

(1)	Dividend history and restrictions

No dividends have been paid during the past two fiscal years and there are no dividend restrictions. Preferred stock dividends in arrears are accumulated.

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

	2008	2007
Net sales	100.00%	100.00%
Cost of sales	76.15	80.00

Gross profit	23.85	20.00
Selling expense	12.10	11.99
General and administrative expense	10.95	15.42

Income (loss) from operations	.80	(7.41)
Other income (expense), net	(.15)	(.06)

Income (loss) before income taxes	.65	(7.47)
Benefits from (provisions for) income taxes	.19	.80

Net income (loss)	.84	(6.67)
Preferred dividends	(4.76)	(5.52)

Loss applicable to common stockholders	(3.92)%	(12.19)%

NET SALES

During the year ended June 30, 2008, sales, net of returns and allowances, increased 15.87% as compared to the year ended June 30, 2007. Gross sales for Chase Candy products increased $112,417 or 7.93% to $1,530,457 for the year ended June 30, 2008 compared to $1,418,040 for 2007. Gross sales for seasonal candy increased $271,034 or 28.63% for the year ended June 30, 2008 to $1,217,732 compared to $946,698 for 2007.

The 15.87% increase in net sales of $368,229 for the year ended June 30, 2008, over the same period ended June 30, 2007 included a customer who purchased $151,658 more this year that accounted for 26% of total Chase Candy product sales, where as, in the prior year this same customer accounted for 24% of the Chase Candy product sales. This year the customer increased its orders of the 12 count packaging. In addition, Seasonal Candy increase of 28.63% included $158,000 of purchases from two new customers for the produce pack.

The Company’s returns and allowances increased $15,018 or 25% for the year ended June 30, 2008, compared to the year ended June 30, 2007. There was no loss of significant customers.

COST OF SALES

Cost of sales for the year ended June 30, 2008, as compared to the year ended June 30, 2007, increased by 10.29%. The cost of sales increased $191,085 to $2,047,463 while decreasing to 76.15% of related revenues for the year ended June 30, 2008, compared to $1,856,378 or 80% of related revenues for the year ended June 30, 2007.

COST OF SALES (CONTINUED)

The dollar increase in cost of sales for the year ended June 30, 2008 was the result of a 74% or $10,344 for freight-in costs of $24,242 as compared to $13,898 for year ended June 30, 2007 and 14% or $46,305 in labor costs including wages, vacation pay and payroll taxes of $373,336 for year ending June 30, 2008 as compared to $327,031 for year ending 2007. The increase in labor costs was primarily related to a 4% raise for the production labor force along with bonuses given in the current fiscal year which were not awarded in 2007.

In addition, raw material costs of $1,014,766 increased 17% or $150,169 for year ended June 30, 2008 as compared to $864,597 for year ending 2007. This increase is a direct result of material price increases for sugar - 4 cents per pound and peanuts 8 cents per pound.

GROSS PROFIT

The gross margin increased 38% or $177,144 to $641,309 increasing to 23.85% of related revenues for the year ended June 30, 2008, as compared to $464,165 or 20% of related revenues for the year ended June 30, 2007, as a result of the overall increase in net sales above the net increase in cost of sales.

Finished goods inventory as of June 30, 2008 of $72,651 increased $4,572 or 6.72% of the June 30, 2007 finished goods inventory of $68,079. The increase reflects the Company having a slight build up of inventory to meet delivery deadlines. Raw material inventory of $56,346 and packaging materials inventory of $170,276 is 58.77% higher than the June 30, 2007 inventories of $23,396 and $119,341, respectively, as a result of purchasing inventory at competive prices for the forthcoming busy season that starts September 1, 2008.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2008 increased $47,227 to $325,391, which is 12.10% of sales, compared to $278,164 or 11.99% of sales for the year June 30, 2007. This increase of $47,227 is primary due to higher commissions being paid as a result of increased sales along with sample costs for this period. Commissions and sample costs increased 41.46% to $131,884 for year ended June 30, 2008 as compared to $93,230 for year ending 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2008 decreased $63,615 to $294,371, and decreased to 10.95% of sales, compared to $357,986 or 15.42% of sales for the year ended June 30, 2007. The decrease in costs is due to decreased professional fees of $80,076 in connection with legal proceedings settled in the prior fiscal year.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations for the year ended June 30, 2008 was .80% of net sales as compared to (7.41)% of net sales for the year ended June 30, 2007 for the reasons described above.

OTHER INCOME (EXPENSE), NET

Other income and (expense) increased by $2,677 for the year ended June 30, 2008 as compared to the year ended June 30, 2007. This was primarily due to an increase in interest expense of $2,638.

INCOME (LOSS) BEFORE INCOME TAXES

Income (loss) before income taxes was $17,438 for the year ended June 30, 2008 as compared to $(173,417) for the year ended June 30, 2007.

The reasons for the decrease are discussed above.

INCOME TAXES BENEFIT

The Company recorded a tax (benefit) for the year ended June 30, 2008 of $(5,164) as compared to a tax (benefit) of $(18,652) for the year ended June 30, 2007. The (benefit) recorded for the 2008 and 2007 year is primarily due to recognizing deferred taxes related to the carryover of operating losses. The Company had incurred losses for the previous two years, which was not available to carryback and obtain previously paid income taxes. This loss carryforward can be partially utilized against taxable income for the year ended June 30, 2008. Based on available objective evidence, management estimates it is more likely than not, that the net deferred tax asset for the remaining loss carryforward will be fully realizable in the next two fiscal years, so no valuation allowance has been reported.

NET INCOME (LOSS)

Net income for the year ended June 30, 2008 was $22,602 which is an increase of $177,367 as compared to the loss for year ended June 30, 2007 of $(154,765). The reasons for the increase are discussed above.

PREFERRED DIVIDENDS

Preferred dividends were $128,072 for the years ended June 30, 2008 and 2007.

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders was $(105,470) for the year ended June 30, 2008 compared to $(282,837) for the year ended June 30, 2007 for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

Negative cash flows from operating activities were generated for fiscal year ended 2008 in the amount of $(131,229), compared to negative cash flows from operating activities generated for fiscal year ended June 30, 2007 in the amount of $(58,326).

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

The Company continually monitors raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. Raw materials inventory increased $32,950 from June 30, 2007 to June 30, 2008. The current year increase can be attributed to the efforts of the Company watching markets for these commodities, and making purchases at more favorable prices prior to the start of busy season.

Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Packaging materials inventory increased $50,935 at June 30, 2008 from June 30, 2007. The increase is due to the timing of several orders of Millprint which were received prior to year end. A six to eight week lead time is needed to obtain materials in time to use in production. Normally, the shipment is received after year end and before the start of busy season September 1.

Finished goods inventory increased $4,572 from June 30, 2007 to June 30, 2008. This increase was due to slightly higher customer orders at the end of fiscal year June 30, 2008 than at end of fiscal year June 30, 2007. Goods in process remained comparable to prior years.

The Company continues to write off equipment that is no longer useful to the operations of the Company. Purchases of $44,194 and $-0- were made during the year ended June 30, 2008 and 2007, respectively. Depending on results of operations and cash flows, the Company is hoping to replace their antiquated brittle cookers and a mini mash wrapper machine in the next several years with no set target date. The anticipated cost of the equipment is approximately $76,000. Net cash provided by (used in) investing activities was $(8,173) and $9,000 for the years ended June 30, 2008 and 2007, respectively.

The Company did borrow $300,000 and $230,000, respectively, on a line-of-credit during the fall of 2007 and 2006 busy season which has a remaining balance due of $50,000 as of the year ended June 30, 2008. The 2006 busy season loan was paid in full November 2006. The Company borrowed $190,000 and $75,000, respectively, from a shareholder during fiscal year 2008 and 2007 of which $95,000 and $30,000, respectively, was paid in full for years ended 2008 and 2007. Net cash provided by financing activities was $141,998 and $45,000 for the years ended June 30, 2008 and 2007, respectively.

The Company financed a purchase of a vehicle for $36,021 for year ended June 30, 2008.

Overall cash and cash equivalents increased $2,596 to $24,828 at June 30, 2008 from $22,232 at June 30, 2007.

To date, there are no material commitments by the Company for capital expenditures. At June 30, 2008, the Company’s accumulated deficit was $5,972,255, compared to accumulated deficit of $5,994,857 as of June 30, 2007. Working capital as of June 30, 2008 increased 31.62% to $244,159 from $185,508 as of June 30, 2007.

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

The Company’s lease on its office and plant facility is effective through March 31, 2025 with an option to extend for an additional time of five years, and requires payments of $6,500 per month. The facility is owned by a director and his spouse.

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

RECEIVABLES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of July 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements, which resulted in no change on retained earnings as of July 1, 2007 and for the year ended June 30, 2008. As of June 30, 2008, no provisions for accrued interest and penalties related to uncertain tax positions have been recorded.

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that SFAS No. 157 may have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). These statements significantly change the accounting for and reporting of business combinations an noncontrolling (minority) interests in consolidated financial statements. These statements will require noncontrolling interests to be reclassified to equity, consolidated net income to be adjusted to include net income attributed to the noncontrolling interest, and consolidated comprehensive income to be adjusted to include the comprehensive income attributed to the noncontrolling interest. SFAS 141R and SFAS 160 are required to be adopted simultaneously. SFAS 141 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 14, 2008. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted except for the presentation and disclosure requirements which will be applied retrospectively for all periods. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements.

Item 7	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 17 through 35 of this Form 10-KSB.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of Chase General Corporation and Subsidiary as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects. the financial position of Chase General Corporation and Subsidiary as of June 30, 2008, and the results of their operations and their cash flows for the year ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C

MAYER HOFFMAN MCCANN P.C.

Leawood, Kansas
September 24, 2008

McGladrey & Pullen, LLP
4801 Main St., Ste. 400, Kansas City, MO 64112-2543
0 816.753.0030 F 816.753.3299
www.mcgladrey.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Chase General Corporation and Subsidiary

St. Joseph Missouri

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Chase General Corporation and Subsidiary for the year ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, stockholders’ equity and cash flows of Chase General Corporation and Subsidiary for the year ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

Kansas City, Missouri
September 7, 2007

McGladrey & Pullen, LLP is a member firm of RSM International -

an affiliation of separate and independent legal entities.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,828
Receivables
Less allowance for doubtful accounts of $13,741 (Note 12)	211,932
Inventories:
Finished goods	72,651
Goods in process	3,857
Raw materials	56,346
Packaging materials	170,276
Prepaid expenses	6,146
Deferred income taxes (Note 7)	8,890

Total current assets	554,926

PROPERTY AND EQUIPMENT
Land	35,000
Buildings	85,738
Machinery and equipment	733,845
Trucks and autos	130,387
Office equipment	35,954
Leasehold improvements	68,021

Total	1,088,945
Less accumulated depreciation	(814,921)

Total property and equipment	274,024

OTHER ASSETS
Deferred income taxes - noncurrent (Note 7)	12,024

TOTAL ASSETS	$840,974

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$84,879
Current maturities of forgivable loan - bank (Note 2)	5,000
Current maturities of notes payable (Note 3 & 4)	62,007
Notes payable - stockholder (Note 5)	140,000
Accrued expenses	17,582
Deferred income (Note 2)	1,299

Total current liabilities	310,767

LONG-TERM LIABILITIES
Deferred income (Note 2)	10,454
Forgivable loan - bank, less current maturities (Note 2)	5,000
Notes payable - less current maturities (Note 3)	21,012

Total long-term liabilities	36,466

Total liabilities	347,233

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding: (Note 6)
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,010,000)	500,000
Series B (liquidation preference $1,965,000)	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,609,469)	1,170,660
Series B (liquidation preference $751,201)	190,780
Common stock, $1 par value	969,834
Paid-in capital in excess of par	3,134,722
Accumulated deficit	(5,972,255)

Total stockholders’ equity	493,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$840,974

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2008 and 2007

	2008	2007
NET SALES (NOTE 12)	$2,688,772	$2,320,543

COST OF SALES	2,047,463	1,856,378

Gross Profit	641,309	464,165

OPERATING EXPENSES
Selling expenses	325,391	278,164
General and administrative expenses	294,371	357,986

Total operating expenses	619,762	636,150

Income (loss) from operations	21,547	(171,985)

OTHER INCOME (EXPENSE), NET
Miscellaneous income	2,331	2,370
Interest (expense) (Note 3, 4 & 5)	(6,440)	(3,802)

Total other income (expense), net	(4,109)	(1,432)

Income (loss) before income taxes	17,438	(173,417)
INCOME TAXES BENEFIT (NOTE 7)	(5,164)	(18,652)

NET INCOME (LOSS)	22,602	(154,765)
Preferred dividends	(128,072)	(128,072)

Net loss applicable to common stockholders	$(105,470)	$(282,837)

NET LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED (NOTE 8)	$(.11)	$(.29)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2008 and 2007

	Prior Cumulative Preferred Stock		Cumulative Preferred Stock		Common Stock	Paid-in Capital	Accumulated Deficit	Total
	Series A	Series B	Series A	Series B
BALANCE, JUNE 30, 2006	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,840,092)	$625,904
Net loss	—	—	—	—	—	—	(154,765)	(154,765)

BALANCE, JUNE 30, 2007	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,994,857)	471,139
Net income	—	—	—	—	—	—	22,602	22,602

BALANCE, JUNE 30, 2008	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,972,255)	$493,741

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2007 and 2006

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers	$2,657,268	$2,248,893
Other income	1,032	1,071
Cost of sales, selling, general and administrative expenses paid	(2,783,852)	(2,333,985)
Interest paid	(5,677)	(3,502)
Income taxes refund received	—	29,197

Net cash (used in) operating activities	(131,229)	(58,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in advance to officer	—	9,000
Purchases of property and equipment	(8,173)	—

Net cash provided by (used in) investing activities	(8,173)	9,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	300,000	230,000
Principal payments on line-of-credit	(250,000)	(230,000)
Proceeds from stockholder notes payable	190,000	75,000
Principal payments on stockholder notes payable	(95,000)	(30,000)
Principal payments on vehicle note payable	(3,002)	—

Net cash provided by financing activities	141,998	45,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,596	(4,326)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,232	26,558

CASH AND CASH EQUIVALENTS, END OF YEAR	$24,828	$22,232

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2007 and 2006

	2008	2007
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$22,602	$(154,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,765	58,706
Provision for bad debts	1,917	522
Deferred income amortization	(1,299)	(1,299)
Deferred income taxes	(5,164)	(18,652)
Effects of changes in operating assets and liabilities:
Trade receivables	(31,504)	(71,650)
Income taxes refund claims receivable	—	29,197
Inventories	(90,035)	(19,072)
Prepaid expenses	354	5,946
Accounts payable	(83,683)	107,047
Accrued expenses	(5,182)	5,694

NET CASH (USED IN) OPERATING ACTIVITIES	$(131,229)	$(58,326)

The accompanying notes are an integral part of the consolidated financial statements.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped is included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2008 and 2007 was $170,136 and $155,935, respectively.

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

INVENTORIES

Inventories are carried at the “lower of cost or market value” with cost being determined on the “first-in, first-out” basis of accounting. Finished goods and goods in process include a provision for manufacturing overhead.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. The Company’s property and equipment are being depreciated on straight-line and accelerated methods over the following estimated useful lives:

Buildings	39 years
Machinery and equipment	5 - 7 years
Trucks and autos	5 years
Office Equipment	5 - 7 years
Leasehold improvements	Lesser of estimated
useful life or the
lease term

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

INCOME TAXES

Deferred income taxes are provided using the liability method for temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment.

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

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2008	2007
Shares issuable upon conversion of Series A
Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B
Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A
Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B
Cumulative Preferred Stock	36,200	36,200

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSE

Advertising is expensed when incurred. Advertising expense was $2,834 and $2,887 for the years ended June 30, 2008 and 2007, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of July 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements, which resulted in no change on retained earnings as of July 1, 2007 and for the year ended June 30, 2008. As of June 30, 2008, no provisions for accrued interest and penalties related to uncertain tax positions have been recorded.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement clarifies that market participant assumptions include assumptions about risk. A fair value measurement should include an adjustment for risk if market participants would include one in pricing the related asset or liability, even if the adjustment is difficult to determine. This statement also clarifies that market participant assumptions should also include assumptions about the effect of a restriction on the sale or use of an asset. This statement clarifies that fair value measurement for a liability should reflect nonperformance risk (the risk that the obligation will not be fulfilled). This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that SFAS No. 157 may have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). These statements significantly change the accounting for and reporting of business combinations an noncontrolling (minority) interests in consolidated financial statements. These statements will require noncontrolling interests to be reclassified to equity, consolidated net income to be adjusted to include net income attributed to the noncontrolling interest, and consolidated comprehensive income to be adjusted to include the comprehensive income attributed to the noncontrolling interest. SFAS 141R and SFAS 160 are required to be adopted simultaneously. SFAS 141 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 14, 2008. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted except for the presentation and disclosure requirements which will be applied retrospectively for all periods. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements.

NOTE 2 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs for three years thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2008 and 2007, $15,000 and $10,000, respectively, has been reclassified to deferred revenue. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the fiscal years ended June 30, 2008 and 2007, deferred revenue of $1,299 was amortized into income for each fiscal year.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE PAYABLE - VEHICLE

The Company has a note that requires monthly payments of $1,001 for 36 months at -0-% interest rate, secured by a vehicle.

Future minimum payments are:

2009	$12,007
2010	12,007
2011	9,005

Total	$33,019

NOTE 4 - NOTE PAYABLE - BANK

Effective July 20, 2007, the Company had a $250,000 line-of-credit agreement which expired on January 1, 2008. This line-of-credit agreement was renewed on that date to extend until January 1, 2009 with a variable interest rate at prime. The line-of-credit was collateralized by certain equipment. At June 30, 2008, the outstanding balance on the line-of-credit was $50,000.

NOTE 5 - NOTE PAYABLE - STOCKHOLDER

The Company borrowed $190,000 and $75,000, respectively, from a stockholder/officer during the fiscal year ending June 30, 2008 and 2007. These unsecured loans have no maturity date and carry a 5% annual interest rate. The outstanding balance at June 30, 2008 was $140,000. Interest expense on stockholder/officer notes was $2,448 and $500 for the years ending June 30, 2008 and 2007, respectively.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Capital stock authorized, issued and outstanding as of June 30, 2008 is as follows:

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

Cumulative Preferred Stock dividends in arrears at June 30, 2008 totaled $6,924,230. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2008:

6% Convertible
Series A	$14.85
Series B	14.40

5% Convertible
Series A	58.75
Series B	58.75

The 6% convertible prior cumulative preferred stock may, upon thirty days prior notice, be redeemed by the Corporation at $5.25 a share plus unpaid accrued dividends to date of redemption. In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends. It may be exchanged for common stock at the option of the shareholders in the ratio of 4 common shares for one share of Series A and 3.75 common shares for one share of Series B.

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

NOTE 7 - INCOME TAX MATTERS

The sources of deferred tax assets and liability at June 30, 2008, and the tax effect of each are as follows:

Deferred tax assets:
Inventories	$55
Trade receivables	2,082
Contribution carryover	694
Net operating loss (carryforward)	24,236
Deferred income	1,780
Valuation allowance	—

Total deferred tax assets	28,847
Deferred tax liability:
Property and equipment	(7,933)

NET DEFERRED TAX ASSETS	$20,914

The net deferred tax assets are presented in the accompanying June 30, 2008 balance sheet as follows:

Current deferred tax asset	$8,890
Noncurrent deferred tax asset	12,024

NET DEFERRED TAX ASSETS	$20,914

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAX MATTERS (CONTINUED)

The provision for income taxes for the years ended June 30, 2008 and 2007 consists of the following:

	2008	2007
Current tax benefit	$—	$—
Deferred tax expense	(5,164)	(18,652)

	$(5,164)	$(18,652)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2008 and 2007 due to the following:

	2008	2007
Computed “expected” tax (benefit)	$6,103	$(60,696)
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes, net of federal benefit	899	(8,906)
Nondeductible expenses	138	384
Effect of utilizing lower rates for deferred taxes	19,696	16,353
Change in valuation allowance	(32,000)	32,000
Other	—	2,213

	$(5,164)	$(18,652)

The Company has unused contributions of $1,020 to carryforward that will expire for tax year:

2012	$1,020

The Company has net operating loss to carryforward that will expire for tax year ended:

2021	$8,540
2022	162,166

Total	$170,706

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the year as follows:

	2008	2007
Net income (loss)	$22,602	$(154,765)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net loss - common stockholders	$(105,470)	$(282,837)

Weighted average of outstanding common shares	969,834	969,834

Loss per share	(.11)	(.29)

No computation was made on common stock equivalents outstanding at year-end because earnings per share would be anti-dilutive.

NOTE 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2008	2007
Cash paid for:
Interest	$5,677	$—
Income taxes	—	—
Non-cash transaction:
Reclass of forgivable loan to deferred income	5,000	5,000
Financing of new vehicle	36,021	—

NOTE 10 - COMMITMENTS

Dye Candy Company leases its office and manufacturing facility from a Company that is owned by a director and his spouse located at 1307 South 59th, St. Joseph, Missouri. The period of the lease is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent shall be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2008 and 2007. The amounts are included in cost of sales.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS (CONTINUED)

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2009	$78,000
2010	78,000
2011	78,000
2012	78,000
2013	78,000
Thereafter	916,500

$1,306,500

As of June 30, 2008, the Company had raw materials purchase commitments with one vendor totaling $62,198.

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments.

NOTE 12 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2008 and 2007, two customers accounted for 41% and 43%, respectively, of the gross sales. For the year ending June 30, 2008 and 2007, four customers accounted for 68% of accounts receivable and at June 30, 2007, two customers accounted for 53% of accounts receivable.

Item 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed its principal independent accountant, McGladrey & Pullen, LLP effective March 7, 2008.

Their accountant’s report on the financial statements, for the past two fiscal years ending June 30, 2007 and 2006, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty in audit scope or accounting principles.

Form 8-K was filed with the Securities and Exchange Commission to notify of this change in certifying accountant, along with a letter from the former accountant indicating their agreement to statements reported on such form.

The Company engaged Mayer Hoffman McCann P.C. as the principal accountant to audit the issuer’s financial statements for fiscal year ended June 30, 2008.

Item 8A	CONTROLS AND PROCEDURES

Not applicable

Item 8A(T)	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer who is also the chief financial and accounting officer has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to Management, including those officers, and to members of the Board of Directors, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was effective.

Item 8A(T)	CONTROLS AND PROCEDURES (CONTINUED)

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect the Company’s internal controls over financial reporting subsequent to the date of the evaluation.

Item 8B	OTHER INFORMATION

Not applicable

PART III

Item 9	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	63	1980 to present	One year
Brett A. Yantis	40	January 21, 1999 to present	One year
Brian A. Yantis	60	July 16, 1986 to present	One year

Executive Officers

Name	Age	Position	Years of Service as an Officer	Term
Barry M. Yantis	63	President, CEO and Treasurer	29	Until successor elected
Brett A. Yantis	40	Vice President	6	Until successor elected
Brian A. Yantis	60	Secretary	16	Until successor elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, president and treasurer has been an officer of the Company for twenty-nine years, twelve years as vice-president and seventeen years as president. He has been on the board of directors for twenty-nine years and has been associated with the candy business for thirty-four years.

Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett was elected Vice President in January 2003. Brett has been associated with the Company for fifteen years.

Brian A. Yantis, secretary has been an officer of the Company since May 1992. He has been associated with the insurance business for thirty-three years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past nineteen years.

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

(b)

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option/ SARs (#)	LTIP Payouts	All other Compensation

Barry M. Yantis	1) 06-30-08	$121,900	$—	$1,340	—	—	—	—

Barry M. Yantis	1) 06-30-07	$121,900	$—	$2,175	—	—	—	—

Barry M. Yantis	1) 06-30-06	$121,900	$—	$2,675	—	—	—	—

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

Item 10	EXECUTIVE COMPENSATION (CONTINUED)

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive plan awards table

Not applicable

(f)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2008 and 2007, $-0- and $180, respectively, of travel expenses were reimbursed to board member Brian A. Yantis.

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

Item 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Title of Class	Name and Address	Amounts and Nature of Beneficial Ownership		% of Class
(a)	Security ownership of certain beneficial owners

	Common; par value $1 per share	Barry Yantis, CEO & Director 5605 Osage Drive St. Joseph, Mo. 64503	194,385	(1)	16.9	% (2)

		Brian Yantis, Officer & Director 1210 E. Clarendon Arlington Heights, IL. 60004	97,192	(1)	8.4	% (2)

(b)	Security ownership of management

	Common; par value $1 per share	Two directors and CEO as a group	110,856		11.4%

	Prior Cumulative Preferred, $5 par value: Series A, 6% convertible	Two directors and CEO as a group	21,533		21.5%

	Prior Cumulative Preferred $5 par value: Series B, 6% convertible	Two directors and CEO as a group	21,533		21.5%

	Cumulative Preferred, $20 par value: Series A, $5 convertible	Two directors and CEO as a group	3,017		5.2%

	Cumulative Preferred, $20 par value: Series B, $5 convertible	Two directors and CEO as a group	630		6.6%

(1)	Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.
(2)	Reflects the percentage assuming the preferred shares above were converted into common stock.

(c)	No known change of control is anticipated.

Item 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the 2005 fiscal year to provide office and manufacturing facilities with a limited liability company that is owned 100% by Vice-President and Director, Brett A. Yantis and his spouse. The annual rent is $78,000.

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

The Company owes a shareholder and officer $140,000 and $45,000, respectively at June 30, 2008 and 2007.

(d)	Transactions with promoters

Not applicable

Item 13	EXHIBITS

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

(3)	Articles of Incorporation and By-Laws

The following are Exhibits attached or explanations included in “Notes to Financial Statements” in Part II of this report:

(4)	Instruments defining the rights of security holders including indentures - Refer to Note 6.

(11)	Computation of per share earnings - Refer to Note 8.

(14)	Code of Ethics - attached

(21)	Subsidiaries of registrant - Refer to Note 1.

(31)	Certification Rule 13a - 14(a)/15d - 14(a) certification - attached

(32)	Section 1350 Certification – attached

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2008 and 2007:

	2008	2007
Audit fees:
McGladrey & Pullen, LLP	$—	$54,625
Mayer Hoffman McCann P.C.	42,900	—
Audit related fees:	—	—
McGladrey & Pullen, LLP	13,944	—
Mayer Hoffman McCann P.C.	1,340	—
Tax fees	—	—
All other fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date: September 24, 2008	By:	/s/ Barry M. Yantis
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
Barry M. Yantis
President, Treasurer (Principal Executive
Officer and Chief Financial and
Accounting Officer) and Director

September 24, 2008
Date

/s/ Brett Yantis
Brett Yantis
Vice-President and Director

September 24, 2008
Date

/s/ Brian A. Yantis
Brian A. Yantis
Secretary and Director

September 24, 2008
Date