Form 10-Q
period 2008-09-30
CHASE GENERAL CORP
filed 2008-11-14
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

NONE

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes ☐    No ☒

As of October 31, 2008, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$22,103	$24,828
Trade receivables, net	392,639	211,932
Inventories:
Finished goods	334,957	72,651
Goods in process	18,791	3,857
Raw materials	69,580	56,346
Packaging materials	155,054	170,276
Prepaid expenses	4,190	6,146
Deferred income taxes	9,682	8,890

Total current assets	1,006,996	554,926
PROPERTY AND EQUIPMENT—NET	286,207	274,024
OTHER ASSETS
Deferred income taxes—noncurrent	2,100	12,024

TOTAL ASSETS	$1,295,303	$840,974

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$338,697	$84,879
Current maturities of notes payable	162,447	62,007
Current maturities of forgivable loan—bank	5,000	5,000
Notes payable—stockholder	140,000	140,000
Accrued expenses	34,216	17,582
Deferred income	1,299	1,299

Total current liabilities	681,659	310,767

LONG-TERM LIABILITIES
Deferred income	10,129	10,454
Forgivable loan—bank, less current maturities	5,000	5,000
Notes payable, less current maturities	35,654	21,012

Total long-term liabilities	50,783	36,466

Total liabilities	732,442	347,233

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,017,500 and $2,010,000 respectively)	500,000	500,000
Series B (liquidation preference $1,972,500 and $1,965,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,624,102 and $4,609,469 respectively)	1,170,660	1,170,660
Series B (liquidation preference $753,586 and $751,201 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,903,135)	(5,972,255)

Total stockholders’ equity	562,861	493,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,295,303	$840,974

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
	2008	2007
NET SALES	$688,457	$403,428
COST OF SALES	428,271	298,510

Gross profit on sales	260,186	104,918

OPERATING EXPENSES
Selling	73,547	56,722
General and administrative	105,722	98,257

Total operating expenses	179,269	154,979

Income (loss) from operations	80,917	(50,061)
OTHER INCOME (EXPENSE)	(2,665)	(982)

Net income (loss) before income taxes expense (benefit)	78,252	(51,043)
INCOME TAXES EXPENSE (BENEFIT)	9,132	(3,732)

NET INCOME (LOSS)	69,120	(47,311)
Preferred dividends	(32,018)	(32,018)

Net income (loss) applicable to common stockholders	$37,102	$(79,329)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK -
BASIC	$.04	$(.08)

DILUTED	$.02	$(.08)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$69,120	$(47,311)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	16,644	14,665
Provision for bad debts	300	300
Deferred income amortization	(325)	(325)
Deferred income taxes	9,132	(3,732)
Effects of changes in operating assets and liabilities:
Trade receivables	(181,007)	(11,075)
Inventories	(275,252)	(394,657)
Prepaid expenses	1,956	6,500
Accounts payable	253,818	228,341
Accrued expenses	16,634	15,645

Net cash (used in) operating activities	(88,980)	(191,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,873)	(503)

Net cash (used in) investing activities	(4,873)	(503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	95,000	175,000
Proceeds from notes payable - stockholder	—	20,000
Principal payments on vehicle notes payable	(3,872)	—

Net cash provided by financing activities	91,128	195,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,725)	2,848
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,828	22,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,103	$25,080

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2008 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2008 and for the three months ended September 30, 2007 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2008. The results of operations and cash flows for the three months ended September 30, 2008 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2009. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

NOTE 2—NET INCOME (LOSS) PER SHARE

The income (loss) per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding. No computation was made on common stock equivalents outstanding for 2007 EPS because loss per share would be anti-dilutive.

	Three Months Ended September 30
	2008	2007
Net income (loss)	$69,120	$(47,311)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net income (loss) common stockholders	$37,102	$(79,329)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—NET INCOME (LOSS) PER SHARE (CONTINUED)

	Three Months Ended September 30
	2008	2007
Weighted average shares—basic	969,834	969,834
Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted Average Shares—Diluted	2,003,168	2,003,168

Basic earnings (loss) per share	$.04	$(.08)

Diluted earnings (loss) per share	$.02	$(.08)

Cumulative Preferred Stock dividends in arrears at September 30, 2008 and 2007, totaled $6,956,248 and $6,828,176, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

	Three Months Ended September 30
	2008	2007
6% Convertible
Series A	$15	$15
Series B	14	15

5% Convertible
Series A	59	58
Series B	59	58

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of December 31, 2009. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs for two years thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life on the lease term of the new facility. At September 30, 2008 and June 30, 2008, $15,000 has been reclassified to deferred revenue. Deferred revenue is recognized on a straight-line basis over the lease term of 20 years. During the three months ended September 30, 2008 and 2007, deferred revenue of $325 was amortized into income for each period.

NOTE 4—NOTE PAYABLE—VEHICLES

The Company has two loans payable to Ford Motor Co. as follows:

1)	$1,001 monthly payments, including interest of -0-%; final payment due March 2011, secured by a vehicle.

2)	$573 monthly payments, including interest of 6.99%; final payment due July 2012, secured by a vehicle.

2009	$17,447
2010	17,840
2011	12,258
2012	5,556

Total	$53,101

NOTE 5—NOTES PAYABLE—BANK

Effective July 20, 2007, the Company had a $250,000 line-of-credit agreement which expired on January 1, 2008. This line-of-credit agreement was renewed on that date to extend until January 1, 2009 with a variable interest rate at prime. The line-of-credit was collateralized by certain equipment. At September 30, 2008 and June 30, 2008, the outstanding balance on the line-of-credit was $145,000 and $50,000, respectively. The Company is currently in the process of obtaining a renewal of this line-of-credit.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6—NOTES PAYABLE—STOCKHOLDER

The Company borrowed $190,000, from a stockholder/officer during the fiscal year ending June 30, 2008. These unsecured loans have no maturity date and carry a 4.5% annual interest rate effective September 1, 2008. The outstanding balance at September 30, 2008 and June 30, 2008 was $140,000.

NOTE 7—INCOME TAXES

The Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109 effective July 1, 2007, which clarified the accounting for uncertainty in tax positions. The Company had no unrecognized tax benefits as of the date of adoption, the income tax positions taken for open years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

The Company has a net operating loss carryforward of approximately $171,000 as of September 30, 2008. Based on the available objective evidence, it is more likely than not, that the full loss will be fully utilized. Therefore, no allowance has been recorded for the three months ended September 30, 2008. The deferred income taxes for the three months ended September 30, 2008 and June 30, 2008 was $11,782 and $20,914, respectively.

NOTE 8—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended September 30
	2008	2007
Cash paid for:
Interest	$1,305	$859

Non-cash transaction:
Financing of new vehicle	23,954	—

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Chase General Corporation (Chase) is a holding company for its wholly-owned subsidiary, Dye Candy Company. This subsidiary is the main operating company that is engaged in the manufacture of confectionery products which are sold primarily to wholesale houses, grocery accounts, vendors, and repackers. The subsidiary (Company) operates two divisions, Chase Candy division and Seasonal Candy division, which share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by Management.

RESULTS OF OPERATIONS—Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended September 30
	2008	2007
Net sales	100%	100%
Cost of sales	62	74

Gross profit	38	26
Operating expenses	26	38

Earnings (loss) from operations	12	(12)
Net earnings (loss) before income taxes	11	(13)
Credit for income taxes	(1)	(1)

Net income (loss)	10%	(12)%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales increased $285,029 or 71% for the three months ended September 30, 2008 from $403,428 to $688,457. Gross sales for Chase Candy division increased $113,546 from $333,727 to $447,273. Gross sales for Seasonal Candy division increased $173,486 from $79,118 to $252,604.

The increase in net sales, as well as gross sales, for the three month period ended September 30, 2008 for the Chase Candy division is due to new customer orders of approximately $56,000; timing of shipping in current quarter that historically were shipped in 2nd quarter last year or the last quarter of prior fiscal year $49,000; along with an average 12.5% price increase. The increase in gross sales for the Seasonal Candy division is due to approximately $44,000 new customer orders; timing of shipping $85,000; and an average 6.2% price increase.

COST OF SALES

The cost of sales increased $129,761 from $298,510 or 74% of related revenues for the three months ended September 30, 2007, compared to $428,271 or 62% of related revenues for the three months ended September 30, 2008.

The increase in cost of sales is a 43% increase which is proportionate to the 71% increase in net sales as reflected above. Direct costs of goods for materials manufactured and production labor force for the three months ended September 30, 2008, prior to recognizing change in finished goods and goods in process inventories, increased $80,295 from $426,884 as compared to $507,179 as a result of raw material price increases for sugar—4 cents per pound; peanuts 8 cents per pound and a 4% raise for the production labor force. In addition, freight in/out costs increase $23,825 from $48,559 to $72,384 as a result of a warmer summer requiring more refrigerated shipping along with incurring fixed surcharges on shipments.

SELLING EXPENSE

Selling expense for the three months ended September 30, 2008 increased $16,825 from $56,722, 14% of sales, to $73,547 or 11% of sales. The increase in selling expenses is due to higher commissions being paid and promotion expenses for the period which is a direct result from the 71% sales volume increase.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the three months ended September 30, 2008 increased $7,465 from $98,257 and 24% of sales, to $105,722 or 15% of sales primarily because of a $6,230 increase in costs updating Chase’s website.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $1,683 for the three months ended September 30, 2008 from $(982), to $(2,665) due to an increase in interest expense.

INCOME TAXES EXPENSE (BENEFIT)

The Company recorded a tax expense for the three months ended September 30, 2008 of $9,132 as compared to the tax benefit of $3,732 for the three months ended September 30, 2007. The net tax expense recorded for the three months ended September 30, 2008 is primarily due to recognizing deferred taxes related to the carryover of operating loss. The Company has incurred a loss for the previous two fiscal years, which was not available to carryback to obtain previously paid income taxes. Based on the available objective evidence, Management estimates it is more likely than not, that the net deferred tax asset will be fully realizable in the next two fiscal years, so no valuation allowance has been reported at September 30, 2008. There was a $43,000 valuation allowance reflected at September 30, 2007.

NET INCOME (LOSS)

The Company reported net income for the three months ended September 30, 2008 of $69,120, compared to a net loss of $(47,311) for the three months ended September 30, 2007. This increase of $116,431 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2008 and 2007.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net income (loss) applicable to common stockholders was $37,102 for the three months ended September 30, 2008 compared to $(79,329) for the three months ended September 30, 2007 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, Chase had $22,103 in cash and cash equivalents compared to $24,828 as of June 30, 2008 and $25,080 as of September 30, 2007. Management expects cash flow from operations to be negative during this time period, since this is the start of busy season for Chase as reflected in increased receivables of $181,007, inventories of $275,252, and accounts payable of $253,818.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The table below presents the summary of cash flow for the fiscal period indicated.

	2008	2007
Net cash used in operating activities	$(88,980)	$(191,649)
Net cash used in investing activities	$(4,873)	$(503)
Net cash provided by financing activities	$91,128	$195,000

The $4,873 of cash used in investing activities was the result of capital expenditures. Management has no material commitments for capital expenditures during the remainder of fiscal 2009. The $91,128 of cash provided by financing activities is receipt of $95,000 proceeds from the line-of-credit and payments on the vehicle loans. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Chase does have $105,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these condensed consolidated financial statements include those assumed in computing the carrying value of equipment and allowance for doubtful accounts receivable. Accordingly, actual results could differ from those estimates. Any changes in estimates are recorded in the period in which they become known.

Credit Risk

Financial instruments that potentially subject Chase to concentrations of credit risk consist principally of cash and accounts receivable. Chase grants unsecured credit to substantially all of its customers. Management does not believe that it is exposed to any extraordinary credit risk as a result of this policy. Chase deposits all monies at the Nodaway Valley Bank. These accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation. Chase has not experienced any losses in such accounts. Management does not believe Chase is exposed to any significant credit risk with respect to its cash and cash equivalents.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.–	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues as product is shipped to the customers. Net sales are comprised of the total sales billed during the period including shipping and handling charges to customers, less the estimated returns, customer allowances and customer discounts.

Allowance for Doubtful Accounts

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

Property and Equipment

Property and equipment is recorded at cost. The Company’s property and equipment are being depreciated on straight-line and accelerated methods over the following estimated useful lives:

Buildings	39 years
Machinery and equipment	5 – 7 years
Trucks and autos	5 years
Office equipment	5 – 7 years
Leasehold improvements	Lesser of estimated useful life or the lease term

Cash Flows

For purposes of the statements of cash flows, Chase considers all short-term investments purchased with original maturity dates of three months or less to be cash equivalents.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.–	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

Effective July 1, 2008, Chase adopted Statement of financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of SFAS 157 did not have any effect on Chase’s results of operations, financial condition and cash flows.

Effective July 1, 2008, Chase adopted Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The adoption of SFAS 159 did not have any effect on Chase’s results of operations, financial condition and cash flows.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.–	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Forward-Looking Information

This report as well as our other reports filed with the Securities and Exchange Commission (“SEC”) contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the ability to adequately pass through customers unanticipated future increases in raw material costs, decreased demand for products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

ITEM 4T.–	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Chase’s management, with the participation of the Chief Executive Officer, has evaluated the effectiveness of Chase’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as mended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, this officer has concluded that Chase’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to management, including those officers, and to members of the Board of Directors, to allow timely decisions regarding required disclosure.

Change in Internal Controls

There were no significant changes in Chase’s internal controls over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect Chase’s internal controls over financial reporting subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2008 is $6,956,248.

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Officer Certification
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

/S/BARRY M. YANTIS
Barry M. Yantis President, Chief Executive Officer, Treasurer and Chairman of the Board Date: November 12, 2008