Form 10-Q
period 2008-12-31
CHASE GENERAL CORP
filed 2009-02-13
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 31, 2009, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$249,125	$24,828
Trade receivables, net	150,919	211,932
Inventories:
Finished goods	22,742	72,651
Goods in process	7,040	3,857
Raw materials	81,609	56,346
Packaging materials	184,300	170,276
Prepaid expenses	3,321	6,146
Deferred income taxes	2,205	8,890

Total current assets	701,261	554,926

PROPERTY AND EQUIPMENT—NET	299,925	274,024

OTHER ASSETS
Deferred income taxes - noncurrent	—	12,024

TOTAL ASSETS	$1,001,186	$840,974

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$107,334	$84,879
Current maturities of notes payable	23,314	62,007
Current maturities of forgivable loan—bank	5,000	5,000
Notes payable—stockholder	—	140,000
Accrued expenses	10,756	17,582
Deferred income	1,299	1,299
Accrued income taxes payable	52,073	—

Total current liabilities	199,776	310,767

LONG-TERM LIABILITIES

Deferred income	14,805	10,454
Forgivable loan—bank, less current maturities	—	5,000
Notes payable, less current maturities	43,184	21,012
Deferred income taxes	6,011	—

Total long-term liabilities	64,000	36,466

Total liabilities	263,776	347,233

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,025,000 and $2,010,000 respectively)	500,000	500,000
Series B (liquidation preference $1,980,000 and $1,965,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,638,735 and $4,609,469 respectively)	1,170,660	1,170,660
Series B (liquidation preference $755,971 and $751,201 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,728,586)	(5,972,255)

Total stockholders’ equity	737,410	493,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,001,186	$840,974

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31
	2008	2007
NET SALES	$1,470,385	$1,479,052

COST OF SALES	1,000,230	1,012,546

Gross profit on sales	470,155	466,506

OPERATING EXPENSES

Selling	157,008	143,353
General and administrative	74,237	67,253
(Gain) on sale of equipment	(5,252)	—

Total operating expenses	225,993	210,606

Income from operations	244,162	255,900

OTHER INCOME (EXPENSE)	(1,952)	(3,092)

Net income before income taxes	242,210	252,808

PROVISION FOR INCOME TAXES	67,661	28,762

NET INCOME	174,549	224,046

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$142,531	$192,028

NET INCOME PER SHARE OF COMMON STOCK—

BASIC	$.15	$.20

DILUTED	$.07	$.10

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31
	2008	2007
NET SALES	$2,158,842	$1,882,480

COST OF SALES	1,428,501	1,311,056

Gross profit on sales	730,341	571,424

OPERATING EXPENSES

Selling	230,555	200,075
General and administrative	179,959	165,510
(Gain) on sale of equipment	(5,252)	—

Total operating expenses	405,262	365,585

Income from operations	325,079	205,839

OTHER INCOME (EXPENSE)	(4,617)	(4,074)

Net income before income taxes	320,462	201,765

PROVISION FOR INCOME TAXES	76,793	25,030

NET INCOME	243,669	176,735

Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$179,633	$112,699

NET INCOME PER SHARE OF COMMON STOCK—

BASIC	$.19	$.12

DILUTED	$.09	$.06

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$243,669	$176,735
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,040	29,330
Provision for bad debts	600	600
Deferred income amortization	(650)	(650)
Deferred income taxes	24,720	22,901
(Gain) on sale of equipment	(5,252)	—
Effects of changes in operating assets and liabilities:
Trade receivables	60,413	(11,092)
Inventories	7,439	(89,307)
Prepaid expenses	2,825	3,395
Accounts payable	22,455	(48,914)
Accrued expenses	(6,826)	(20,039)
Income taxes payable	52,073	2,129

Net cash provided by operating activities	435,506	65,088

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	13,000	—
Purchases of property and equipment	(25,987)	(503)

Net cash (used in) investing activities	(12,987)	(503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	145,000	250,000
Principal payments on line-of-credit	(195,000)	(250,000)
Proceeds from notes payable—stockholder	—	20,000
Principal payments on notes payable—stockholder	(140,000)	(65,000)
Principal payments on vehicles notes payable	(8,222)	—

Net cash (used in) financing activities	(198,222)	(45,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	224,297	19,585

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,828	22,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$249,125	$41,817

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2008 has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2008 and for the three months and six months ended December 31, 2007 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2008. The results of operations for the three months and six months ended December 31, 2008 and cash flows for the six months ended December 31, 2008 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2009. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding. No computation was made on common stock equivalents outstanding for 2007 EPS because loss per share would be anti-dilutive.

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net income	$174,549	$224,046	$243,669	$176,735

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income common stockholders	$142,531	$192,028	$179,633	$112,699

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Weighted average shares—basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted Average Shares—Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$.15	$.20	$.19	$.12

Diluted earnings per share	$.07	$.10	$.09	$.06

Cumulative Preferred Stock dividends in arrears at December 31, 2008 and 2007, totaled $6,988,266 and $6,860,194, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

	Six Months Ended December 31
	2008	2007
6% Convertible
Series A	$15	$15
Series B	15	14

5% Convertible
Series A	59	58
Series B	59	58

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company has met the criteria of occupying a 20,000 square foot building and the criteria of creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs for three years thereafter and will be required to do so until the five year term has expired. Once the Company is no longer legally entitled to return the monies, the liability will be reclassified as deferred revenue and amortized into income over the life on the lease term of the new facility. At December 31, 2008 and June 30, 2008, a total of $20,000 and $15,000, respectively, had been reclassified to deferred revenue. Deferred revenue is recognized on a straight-line basis over the lease term of 20 years. During the six months ended December 31, 2008 and 2007, deferred revenue of $650 was amortized into income for each period.

NOTE 4 - NOTE PAYABLE - VEHICLES

The Company has three vehicle loans payable as follows:

1)	$1,001 monthly payments, including interest of -0-%; final payment due March 2011, secured by a vehicle.

2)	$573 monthly payments, including interest of 6.99%; final payment due July 2012, secured by a vehicle.

3)	$508 monthly payments, including interest of 1.9%; final payments due January 2012, secured by a vehicle.

Future minimum payments are:

2009	$23,314
2010	23,863
2011	15,386
2012	3,935

Total	$66,498

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - NOTES PAYABLE - BANK

Effective July 1, 2008, the Company had a $250,000 line-of-credit agreement which expired on January 1, 2009. This line-of-credit agreement was renewed on that date to extend until January 3, 2010 with a variable interest rate at prime. The line-of-credit was collateralized by certain equipment. At December 31, 2008 and June 30, 2008, the outstanding balance on the line-of-credit was $-0- and $50,000, respectively.

NOTE 6 - NOTES PAYABLE - STOCKHOLDER

The Company borrowed $140,000, from a stockholder/officer during the fiscal year ending June 30, 2008, which was repaid by December 31, 2008. These unsecured loans had no maturity date and carried a 4.5% annual interest rate effective September 1, 2008.

NOTE 7 - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109 effective July 1, 2007, which clarified the accounting for uncertainty in tax positions. The Company had no unrecognized tax benefits as of the date of adoption, the income tax positions taken for open years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

As of June 30, 2008 and 2007, the Company had a net operating loss carryforward of approximately $170,706 and $203,000, respectively. However, for the six months ended December 31, 2008 and 2007, the Company’s profit absorbed the available net operating loss carryforward so that no allowance has been recorded for this period. The deferred income taxes for the six months ended December 31, 2008 decreased $24,720 to $(3,806) compared to $20,914 at June 30, 2008.

The net deferred tax assets (liability) are presented in the accompanying balance sheet as follows:

	December 31, 2008	June 30, 2008
Current deferred tax asset	$2,205	$8,890
Noncurrent deferred tax asset	—	12,024
Long-term deferred tax liability	(6,011)	—

Net deferred tax assets (liability)	$(3,806)	$20,914

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended December 31
	2008	2007
Cash paid for:
Interest	$5,347	$5,312

Non-cash transaction:
Financing of new vehicles	41,702	—
Reclass of forgivable loan to deferred income	5,000	5,000

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2008 Compared with Three Months Ended December 31, 2007 and Six Months Ended December 31, 2008 Compared with Six Months Ended December 31, 2007

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%

Cost of sales	68	69	66	70

Gross profit	32	31	34	30

Operating expenses	15	14	19	19

Income from operations	17	17	15	11
Net income before income taxes	17	17	15	11
Provision for income taxes	5	2	3	1

Net income	12%	15%	12%	10%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales decreased $8,667 or 1% for the three months ended December 31, 2008 to $1,470,385 compared to $1,479,052 for the three months ended December 31, 2007. Gross sales for Chase Candy decreased $81,073 to $477,444 for the three months ended December 31, 2008 compared to $396,371 for 2007. Gross sales for Seasonal Candy decreased $86,052 to $1,008,205 for the three months ended December 31, 2008 compared to $1,094,257 for 2007.

Net sales increased $276,362 or 15% for the six months ended December 31, 2008 to $2,158,842 compared to $1,882,480 for the six months ended December 31, 2007. Gross sales for Chase Candy increased $194,619 to $924,717 for the six months ended December 31, 2008 compared to $730,098 for 2007. Gross sales for Seasonal Candy increased $87,434 to $1,260,809 for the six months ended December 31, 2008 compared to $1,173,375 for 2007.

The 15% increase in net sales of $276,362 for the six month period ended December 31, 2008, over the same period ended December 31, 2007 is due to price increase in the Chase Candy line put into place in April and November of 2008 along with Cherry Mash Bar and Mini Mash sales increasing 61% over last year. In addition, Chase Candy line includes increases for new customer orders of $60,500. Certain Seasonal Candy customers placed orders earlier this year of approximately $85,000, which are reflected in the prior quarter sales rather than in the current quarter. Seasonal sales from new business orders for the six months amounted to approximately $44,000 of the $87,434 increase in net sales, along with an average 6.2% price increase.

COST OF SALES

The cost of sales decreased $12,316 to $1,000,230 decreasing to 68% of related revenues for the three months ended December 31, 2008, compared to $1,012,546 or 69% of related revenues for the three months ended December 31, 2007. The cost of sales increased $117,445 to $1,428,501 decreasing to 66% of related revenues for the six months ended December 31, 2008, compared to $1,311,056 or 70% of related revenues for the six months ended December 31, 2007.

The decrease in cost of sales is a 1% decrease which is proportionate to the 1% decrease in net sales for the three months ended December 31, 2008 as reflected above. Direct costs of goods for materials manufactured and production labor force for the three months ended December 31, 2008 decreased $20,767 to $497,203 as compared to $517,970 for the three months ended December 31, 2007, which includes packaging materials decreasing $23,346 as a result of purchasing a new label machine to print labels in house.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

COST OF SALES (CONTINUED)

Direct costs of goods for materials manufactured and production labor force for the six months ended December 31, 2008, increased $59,528 to $1,004,382 as compared to $944,854 for the six months ended December 31, 2007, which is a result of raw material price increases for sugar - 4 cents per pound; peanuts 8 cents per pound and a 4% raise for the production labor force.

The Company decreased finished goods inventory for the three months ended December 31, 2008 to $22,742 or 69% from the June 30, 2008 finished goods inventory of $72,651 due to the end of the Company’s busy season. Raw material inventory of $81,609 and packaging materials inventory of $184,300 is 17% higher than the June 30, 2008 inventories of $56,346 raw material and $170,276 packaging materials as a result of purchasing inventory to take advantage of favorable pricing, but not all of this inventory was used during the second quarter ending December 31, 2008.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2008 increased $13,655 to $157,008, which is 10% of sales, compared to $143,353 or 10% of sales for the three months ended December 31, 2007. Selling expenses for the six months ended December 31, 2008 increased $30,480 to $230,555, which is 11% of sales, compared to $200,075 or 10% of sales for the six months ended December 31, 2007.

The increase of $13,655 in selling expenses for the three months ended December 31, 2008 is due to higher commissions and premium promotions being paid and sample costs for the period. Commissions and premium promotions, and sample costs increased 11% to $114,522 for this period from $103,393 for the three months ended December 31, 2007.

The increase of $30,480 in selling expenses for the six months ended December 31, 2008 is also due to higher commissions and premium promotions being paid as a result of increased sales along with sample costs for this period. Commissions and premium promotions, and sample costs increased 23% to $150,597 for this period from $122,622 for the six months ended December 31, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2008 increased $6,984 to $74,237, and increased to 5% of sales, compared to $67,253 or 4% of sales for the three months ended December 31, 2007. General and administrative expenses for the six months ended December 31, 2008 increased $14,449 to $179,959, and decreased to 8% of sales, compared to $165,510 or 9% of sales for the six months ended December 31, 2007. The increased costs are primarily because of a $11,035 increase in costs updating Chase’s website.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $1,140 for the three months ended December 31, 2008 to $(1,952), compared to $(3,092) for the three months ended December 31, 2007. Other income and expense increased by $543 for the six months ended December 31, 2008 to $(4,617), compared to $(4,074) for the six months ended December 31, 2007. This was primarily due to an increase in interest expense.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2008 of $67,661 as compared to $28,762 for the three months ended December 31, 2007. The Company recorded a tax provision for the six months ended December 31, 2008 of $76,793 as compared to $25,030 for the six months ended December 31, 2007. The effective tax rate of 16% for the six months ended December 31, 2008 increased from 12% for the six months ended December 31, 2007. The Company had incurred losses for the past two years, which is not available to carry back to obtain previously paid income taxes. This loss can be fully utilized against taxable income for the six months ended December 31, 2008 which results in an effective tax rate of 16%. The net change in deferred taxes for the three months and six months ended December 31, 2008 was $(15,588) and $(24,720), respectively. There was no valuation allowance at December 31, 2008 or 2007, since the losses are fully utilized.

NET INCOME

The Company reported a net income for the quarter ended December 31, 2008 of $174,549, compared to a net income of $224,046 for the quarter ended December 31, 2007. This decrease of $49,497 is explained above.

The Company reported a net income for the six months ended December 31, 2008 of $243,669, compared to a net income of $176,735 for the six months ended December 31, 2007. This increase of $66,934 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2008 and 2007, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2008 was $142,531, which is a decrease of $49,497 as compared to the three months ended December 31, 2007 of $192,028.

Net income applicable to common stockholders for the six months ended December 31, 2008 was $179,633 which is an increase of $66,934 as compared to the six months ended December 31, 2007 of $112,699. These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2008	2007
Net cash provided by operating activities	$435,506	$65,088
Net cash used in investing activities	$(12,987)	$(503)
Net cash used in financing activities	$(198,222)	$(45,000)

The $12,987 of cash used in investing activities was the result of capital expenditures. Management has an $18,000 commitment for capital expenditures during the remainder of fiscal 2009. The $198,222 of cash used in financing activities is receipt of $145,000 proceeds from the line-of-credit and payments on the vehicle loans, line-of-credit and stockholder loan. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Chase does have $250,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

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

New Accounting Pronouncements (Continued)

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 4T. - CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

a.	None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2008 is $6,988,266.

ITEM 6. EXHIBITS

a.	Exhibits.

Exhibit 31.1	Officer Certification

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the Board
Date: February 12, 2009