Form 10-Q
period 2009-03-31
CHASE GENERAL CORP
filed 2009-05-14
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

As of April 30, 2009, there were 969,834 shares of common stock, $1 par value, issued and outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	June 30, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$165,516	$24,828
Trade receivables, net	123,117	211,932
Other receivable	11,000	—
Inventories:
Finished goods	35,563	72,651
Goods in process	9,801	3,857
Raw materials	95,455	56,346
Packaging materials	151,170	170,276
Prepaid expenses	19,092	6,146
Deferred income taxes	2,251	8,890

Total current assets	612,965	554,926

PROPERTY AND EQUIPMENT - NET	345,399	274,024

OTHER ASSETS
Deferred income taxes - noncurrent	—	12,024

TOTAL ASSETS	$958,364	$840,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2009	June 30, 2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$106,602	$84,879
Current maturities of notes payable	29,448	62,007
Current maturities of forgivable loan - bank	—	5,000
Notes payable - stockholder	—	140,000
Accrued expenses	17,311	17,582
Deferred income	1,299	1,299
Accrued income taxes payable	10,360	—

Total current liabilities	165,020	310,767

LONG-TERM LIABILITIES

Deferred income	19,480	10,454
Forgivable loan - bank, less current maturities	—	5,000
Notes payable, less current maturities	50,112	21,012
Deferred income taxes	11,053	—

Total long-term liabilities	80,645	36,466

Total liabilities	245,665	347,233

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,032,500 and $2,010,000 respectively)	500,000	500,000
Series B (liquidation preference $1,987,500 and $1,965,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,653,368 and $4,609,469 respectively)	1,170,660	1,170,660
Series B (liquidation preference $758,356 and $751,201 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,753,297)	(5,972,255)

Total stockholders’ equity	712,699	493,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$958,364	$840,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2009	2008
NET SALES	$395,000	$390,808

COST OF SALES	331,822	363,993

Gross profit on sales	63,178	26,815

OPERATING EXPENSES

Selling	66,478	63,056
General and administrative	64,867	62,751
(Gain) on sale of equipment	(6,762)	—

Total operating expenses	124,583	125,807

Income (loss) from operations	(61,405)	(98,992)

OTHER INCOME (EXPENSE)	(23)	427

Net income (loss) before income taxes	(61,428)	(98,565)

(BENEFIT) FOR INCOME TAXES	(36,717)	(28,265)

NET (LOSS)	(24,711)	(70,300)

Preferred dividends	(32,018)	(32,018)

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(56,729)	$(102,318)

NET (LOSS) PER SHARE OF COMMON STOCK - BASIC	$(.06)	$(.11)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31
	2009	2008
NET SALES	$2,553,842	$2,273,288

COST OF SALES	1,760,323	1,675,049

Gross profit on sales	793,519	598,239

OPERATING EXPENSES

Selling	297,033	263,131
General and administrative	244,826	228,261
(Gain) on sale of equipment	(12,014)	—

Total operating expenses	529,845	491,392

Income from operations	263,674	106,847

OTHER INCOME (EXPENSE)	(4,640)	(3,647)

Net income before income taxes	259,034	103,200

PROVISION (BENEFIT) FOR INCOME TAXES	40,076	(3,235)

NET INCOME	218,958	106,435

Preferred dividends	(96,054)	(96,054)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$122,904	$10,381

NET INCOME PER SHARE OF COMMON STOCK -
BASIC	$.13	$.01

DILUTED	$.06	$.01

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$218,958	$106,435
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,800	43,954
Provision for bad debts	900	900
Deferred income amortization	(975)	(974)
Deferred income taxes	29,716	(3,235)
(Gain) on sale of equipment	(12,041)	—
Effects of changes in operating assets and liabilities:
Trade receivables	87,915	47,720
Other receivable	(11,000)	—
Inventories	11,141	(72,409)
Prepaid expenses	(12,946)	3,090
Accounts payable	21,723	(96,802)
Accrued expenses	(271)	(6,360)
Accrued income taxes payable	10,360	—

Net cash provided by operating activities	395,280	22,319

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	24,000	—
Purchases of property and equipment	(74,577)	(7,673)

Net cash (used in) investing activities	(50,577)	(7,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	145,000	250,000
Principal payments on line-of-credit	(195,000)	(250,000)
Proceeds from notes payable - stockholder	—	50,000
Principal payments on notes payable - stockholder	(140,000)	(65,000)
Principal payments on vehicles notes payable	(14,015)	—

Net cash (used in) financing activities	(204,015)	(15,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	140,688	(354)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,828	22,232

CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,516	$21,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1- GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2008 has been derived from audited consolidated financial statements at that date. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2009 and for the three months and nine months ended March 31, 2008 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-KSB for the year ended June 30, 2008. The results of operations for the three months and nine months ended March 31, 2009 and cash flows for the nine months ended March 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2009. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

NOTE 2 - NET INCOME (LOSS) PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding. No computation was made on common stock equivalents outstanding for the three months ended March 31, 2008 and 2007 EPS because loss per share would be anti-dilutive.

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Net income (loss)	$(24,711)	$(70,300)	$218,958	$106,435

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net income (loss) common stockholders	$(56,729)	$(102,318)	$122,904	$10,381

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings (loss) per share	$(.06)	$(.11)	$.13	$.01

Diluted earnings per share	$—	$—	$.06	$.01

Cumulative Preferred Stock dividends in arrears at March 31, 2009 and 2008, totaled $7,020,284 and $6,892,212, respectively. Total dividends in arrears, on a per share basis, consist of the following at March 31:

	Nine Months Ended March 31
	2009	2008
6% Convertible
Series A	$15	$5
Series B	15	14

5% Convertible
Series A	60	59
Series B	60	59

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company has fulfilled its minimum loan requirements so that the loan has been forgiven in full and has no further obligations. As the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life on the lease term of the new facility. At March 31, 2009 and June 30, 2008, a total of $25,000 and $15,000, respectively, had been reclassified to deferred revenue. Deferred revenue is recognized on a straight-line basis over the lease term of 20 years. During the nine months ended March 31, 2009 and 2008, deferred revenue of $975 was amortized into income for each period.

NOTE 4 - NOTE PAYABLE - VEHICLES

The Company has four vehicle loans payable as follows:

1)	$1,001 monthly payments, including interest of -0-%; final payment due March 2011, secured by a vehicle.

2)	$573 monthly payments, including interest of 6.99%; final payment due July 2012, secured by a vehicle.

3)	$508 monthly payments, including interest of 1.9%; final payment due January 2012, secured by a vehicle.

4)	$556 monthly payments, including interest of 3.9%, final payment due April 2012, secured by a vehicle.

Future minimum payments are:

2010	$29,448
2011	30,256
2012	17,523
2013	2,333

Total	$79,560

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - NOTES PAYABLE - BANK

Effective July 1, 2008, the Company had a $250,000 line-of-credit agreement which expired on January 1, 2009. This line-of-credit agreement was renewed on that date to extend until January 3, 2010 with a variable interest rate at prime. The line-of-credit was collateralized by certain equipment. At March 31, 2009 and June 30, 2008, the outstanding balance on the line-of-credit was $-0- and $50,000, respectively.

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

As of June 30, 2008 and 2007, the Company had a net operating loss carryforward of approximately $170,706 and $203,000, respectively. However, for the nine months ended March 31, 2009 and 2008, the Company’s profit absorbed the available net operating loss carryforward so that no allowance has been recorded for this period. The deferred income taxes for the nine months ended March 31, 2009 decreased $29,716 to $(8,802) compared to $20,914 at June 30, 2008.

The net deferred tax assets (liability) are presented in the accompanying balance sheet as follows:

	March 31, 2009	June 30, 2008
Current deferred tax asset	$2,251	$8,890
Noncurrent deferred tax asset	—	12,024
Long-term deferred tax liability	(11,053)	—

Net deferred tax assets (liability)	$(8,802)	$20,914

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended March 31
	2009	2008
Cash paid for:
Interest	$5,802	$5,312

Non-cash transaction:
Financing of new vehicles	$60,556	$36,021

Reclass of forgiveable loan to deferred income	$10,000	$5,000

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008 and Nine Months Ended March 31, 2009 Compared with Nine Months Ended March 31, 2008

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2009	2008	2009	2008
Net sales	100%	100%	100%	100%

Cost of sales	84	93	69	74

Gross profit	16	7	31	26

Operating expenses	32	32	21	22

Income (loss) from operations	(16)	(25)	10	4
Net income (loss) before income taxes	(15)	(25)	10	5
Provision (benefit) for income taxes	(9)	(7)	2	—

Net income (loss)	(6)%	(18)%	8%	5%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales increased $4,192 or 1% for the three months ended March 31, 2009 to $395,000 compared to $390,808 for the three months ended March 31, 2008. Gross sales for Chase Candy increased $4,186 to $396,592 for the three months ended March 31, 2009 compared to $392,406 for 2008. Gross sales for Seasonal Candy decreased $10,623 to $7,774 for the three months ended March 31, 2009 compared to $18,397 for 2008.

Net sales increased $280,554 or 12% for the nine months ended March 31, 2009 to $2,553,842 compared to $2,273,288 for the nine months ended March 31, 2008. Gross sales for Chase Candy increased $198,805 to $1,321,309 for the nine months ended March 31, 2009 compared to $1,122,504 for 2008. Gross sales for Seasonal Candy increased $76,811 to $1,268,583 for the nine months ended March 31, 2009 compared to $1,191,772 for 2008.

The 12% increase in net sales of $280,554 for the nine month period ended March 31, 2009, over the same period ended March 31, 2008 is due to price increase in the Chase Candy line put into place in April and November of 2008 along with Cherry Mash Bar and Mini Mash sales increasing 18% over last year. In addition, Chase Candy line includes increases for new customer orders of $71,427. Seasonal sales from new business orders for the nine months amounted to approximately $44,000 of the $76,811 increase in net sales, along with an average 6.2% price increase.

COST OF SALES

The cost of sales decreased $32,171 to $331,822 decreasing to 84% of related revenues for the three months ended March 31, 2009, compared to $363,993 or 93% of related revenues for the three months ended March 31, 2008. The cost of sales increased $85,274 to $1,760,323 decreasing to 69% of related revenues for the nine months ended March 31, 2009, compared to $1,675,049 or 74% of related revenues for the nine months ended March 31, 2008.

The decrease in cost of sales for the three months ended March 31, 2009 is a 9% decrease from the three months ended December 31, 2008. Direct costs of goods for materials manufactured and production labor force for the three months ended March 31, 2009 decreased $17,231 to $197,039 as compared to $214,270 for the three months ended March 31, 2008, which includes freight in/out decreasing $14,674 as a result of reduced fuel surcharges.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

COST OF SALES (CONTINUED)

Direct costs of goods for materials manufactured and production labor force for the nine months ended March 31, 2009, increased $42,297 to $1,201,421 as compared to $1,159,124 for the nine months ended March 31, 2008, which is a result of raw material price increases for sugar - 4 cents per pound; peanuts 8 cents per pound and a 4% raise for the production labor force.

The Company decreased finished goods inventory for the three months ended March 31, 2009 to $35,563 or 51% from the June 30, 2008 finished goods inventory of $72,651 due to the end of the Company’s busy season. Raw material inventory of $95,455 and packaging materials inventory of $151,170 is 9% higher than the June 30, 2008 inventories of $56,346 raw material and $170,276 packaging materials as a result of purchasing inventory to take advantage of favorable pricing, but not all of this inventory was used during the third quarter ending March 31, 2009.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2009 increased $3,422 to $66,478, which is 17% of sales, compared to $63,056 or 16% of sales for the three months ended March 31, 2008. Selling expenses for the nine months ended March 31, 2009 increased $33,902 to $297,033, which is 12% of sales, compared to $263,131 or 12% of sales for the nine months ended March 31, 2008.

The increase of $3,422 in selling expenses for the three months ended March 31, 2009 is due to higher commissions, premium promotions being paid and sample costs for the period. Commissions, premium promotions, and sample costs increased 8% to $28,047 for this period from $25,976 for the three months ended March 31, 2008.

The increase of $33,902 in selling expenses for the nine months ended March 31, 2009 is also due to higher commissions, premium promotions being paid as a result of increased sales along with sample costs for this period. Commissions, premium promotions, and sample costs increased 20% to $178,644 for this period from $148,598 for the nine months ended March 31, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2009 increased $2,116 to $64,867, and 16% of sales, compared to $62,751 or 16% of sales for the three months ended March 31, 2008. General and administrative expenses for the nine months ended March 31, 2009 increased $16,565 to $244,826, or 9% of sales, compared to $228,261 or 10% of sales for the nine months ended December 31, 2008. The increased costs are primarily because of a $13,928 increase in costs updating Chase’s website.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $450 for the three months ended March 31, 2009 to $(23), compared to $427 for the three months ended March 31, 2008. Other income and expense increased by $993 for the nine months ended March 31, 2009 to $(4,640), compared to $(3,647) for the nine months ended March 31, 2008. This was primarily due to an increase in interest expense.

PROVISION FOR INCOME TAXES

The Company recorded a tax (benefit) for the three months ended March 31, 2009 of $(36,717) as compared to $(28,265) for the three months ended March 31, 2008. The Company recorded a tax provision for the nine months ended March 31, 2009 of $40,076 as compared to $(3,235) for the nine months ended March 31, 2008. The Company had incurred losses for the past two years, which is not available to carry back to obtain previously paid income taxes. This loss can be fully utilized against taxable income for the nine months ended March 31, 2009, which results in an effective tax rate of 20%. The net change in deferred taxes for the three months and nine months ended March 31, 2009 was $(4,996) and $(29,716), respectively. There was no valuation allowance at March 31, 2009 or 2008, since the losses are fully utilized.

NET INCOME (LOSS)

The Company reported a net loss for the quarter ended March 31, 2009 of $(24,711), compared to a net loss of $(70,300) for the quarter ended March 31, 2008. This decrease of $45,589 is explained above.

The Company reported a net income for the nine months ended March 31, 2009 of $218,958, compared to a net income of $106,435 for the nine months ended March 31, 2008. This increase of $112,523 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and nine months ended March 31, 2009 and 2008, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders for the three months ended March 31, 2009 was $(56,729), which is a decrease of $45,589 as compared to the three months ended March 31, 2008 of $(102,318).

Net income applicable to common stockholders for the nine months ended March 31, 2009 was $122,904 which is an increase of $112,523 as compared to the nine months ended March 31, 2008 of $10,381. These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2009	2008
Net cash provided by operating activities	$395,280	$22,319
Net cash used in investing activities	$(50,577)	$(7,673)
Net cash used in financing activities	$(204,015)	$(15,000)

The $50,577 of cash used in investing activities was the result of capital expenditures. Management has no commitment for capital expenditures during the remainder of fiscal 2009. The $204,015 of cash used in financing activities is receipt of $145,000 proceeds from the line-of-credit and payments on the vehicle loans, line-of-credit and stockholder loan. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Chase does have $250,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

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

ITEM 4T. – CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

a.	None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2009 is $7,020,284.

ITEM 6. EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of the Chief Executive Officer and Treasurer

Exhibit 32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

/s/ Barry M. Yantis
Barry M. Yantis
President, Chief Executive Officer,
Treasurer and Chairman of the Board

Date: May 11, 2009