Form 10-K
period 2009-06-30
CHASE GENERAL CORP
filed 2009-09-22
CIK 15357

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2009

☐	Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from              to

Commission File Number: 2-5916

Chase General Corporation

(Exact name of registrant as specified in its charter)

Missouri	36-2667734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1307 South 59th, St. Joseph, Missouri	64507
(Address of Principal Executive Offices)	Zip Code

(816) 279-1625

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Issuer is not actively traded. Therefore, market value of the stock is unknown as of 60 days prior to the date of this filing.

As of September 15, 2009 there were 969,834 shares of Common Stock $1.00 per value, outstanding.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2009

PART I

This report contains certain “forward-looking statements” concerning the Company’s operations, economic performance and financial condition, which are subject to inherent uncertainties and risks. Actual results could differ materially from those anticipated in this report. When used in this report, the word “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” and similar expressions are intended to identify forward-looking statements.

Item 1	BUSINESS

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

The principal products produced are as follows:

Chase Candy Products of Dye Candy Company produces a candy bar under the trade name of “Cherry Mash”. The bar is distributed in six case sizes:

(1) 60 count pack

(2) 12 boxes of 24 bars per box

(3) 200 count shipper box

(4) 100 count shipper box

(5) 100 # 2 box Counter Display

(6) 4 box - 36 count Counter Display

In addition to the regular size bar, a “mini-mash” is distributed in seven case sizes:

(1) 24 - 12 oz. bags

(2) 6 jars - 60 bars per jar

(3) 23 # wrapped bars

(4) 22 # unwrapped bars

(5) 12 - 12 oz. bags

(6) 6 - 4 # jars

(7) 18 - 24 oz. tins

DESCRIPTION OF BUSINESS (CONTINUED)

Seasonal Candy Products of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries. These products are distributed in bulk or packaged. Principal products include:

(1) Coconut Bon-Bons	(6) Peanut Brittle

(2) Coconut Stacks	(7) Peanut Clusters

(3) Home Style Poe Fudge	(8) Champion Crème Drops

(4) Peco Flake	(9) Jelly Candies

(5) Peanut Squares

The Creme Drops and Jelly Candies are not produced by the Company, but repackaged for wholesale distribution.

All products are trucked to the customers by commercial haulers.

COMPETITION AND MARKET AREA

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2009 and 2008, this division accounted for 59% and 55%, respectively, of the consolidated revenue of Dye Candy Company.

The Seasonal Candy Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2009 and 2008, the division accounted for 41% and 45%, respectively, of the consolidated revenue of Dye Candy Company.

The Company has no government contracts, foreign operations or export sales. In addition, all domestic sales are primarily in the Midwest region of the United States.

The Company is a seasonal business whereby the largest volume of sales occur in the spring and fall of each year. The net income per quarter of the Company varies in direct proportion to the seasonal sales volume.

Due to the seasonal nature of the business, there is a heavier demand on working capital in the winter and summer months of the year when the Company is building its inventories in anticipation of fall and spring sales. The fluctuation of demand on working capital due to the seasonal nature of the business is common to the confectionery industry. If necessary, the Company has the ability to borrow short-term funds in early fall to finance operations prior to receiving cash collections from fall sales. The Company occasionally offers extended payment terms of up to sixty days. Since this practice is infrequent, the effect on working capital is minimal.

(Continued)

COMPETITION AND MARKET AREA (CONTINUED)

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

Principal methods of competition the Company uses include quality of product, price, reduced transportation costs due to central location, and service. The Company’s competitive position is positively influenced by labor costs being lower than industry average. Chase General Corporation is firmly established in the confectionery market and through its operating divisions has many years of experience associated with its name.

RESEARCH AND DEVELOPMENT

During the 2006 fiscal year, the Company developed vanilla and chocolate mini mash products which were marketed during the busy season starting September 1, 2006. The vanilla mini mash product was discontinued during the fiscal year ended June 30, 2008 due to poor sales. Currently, we anticipate no new products for distribution.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Raw materials and packaging materials are produced on a national basis with products coming from most of the states of the United States. Raw materials and packaging materials are generally widely available, depending of course, on common market influences.

PATENTS AND TRADEMARKS

The largest single revenue producing product, the “Cherry Mash” bar, is protected by a trademark registered with the United States Government Patents Office. The Company considers this trademark very important to the Company. This trademark expires in the year 2013. The Company and its legal representatives do not expect any impediment to renewing this trademark prior to its expiration.

EMPLOYEES

As of June 30, 2009, the Company had 18 full time employees. There were 14 in manufacturing, 2 in sales and marketing and 2 in finance and administration. This expands to approximately 31 full time personnel during the two busy production seasons in spring and fall.

CUSTOMERS

For the years ending June 30, 2009 and 2008, Associated Wholesale Grocers accounted for 27% and 26% of gross sales, and 18% and 10%, respectively, of accounts receivable. For the years ending June 30, 2009 and 2008, Wal-Mart and its affiliates accounted for 17% and 14.5% of gross sales, and 31% and 29%, respectively, of accounts receivable. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2009 and 2008.

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

Item 1A	RISK FACTORS

Not applicable to smaller reporting company.

Item 2	PROPERTY

We conduct our operations from two buildings as follows:

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

Item 2	PROPERTY (CONTINUED)

Chase General Office and Dye Candy Company Operating Plant - The building located at 1307 South 59th, St. Joseph, Missouri contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity owned by the Vice-President and Director of the Company and his spouse.

The net book value of our premises, land and office, and production equipment was $328,482 and $274,024, respectively, for fiscal years ending June 30, 2009 and 2008.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 15, 2009, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Item 6	SELECT FINANCIAL DATA

Not applicable to a small reporting company.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains statements that plan for or anticipate the future. Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by the Company at the time the statements are made. These expectations, assumptions and uncertainties include: the Company’s expectation of heavier demand on working capital in the summer and winter months in anticipation of fall and spring sales; our belief that the Company has stabilized its customer base; will continue our efforts to expand the existing market area and increase sales to customers; and maintain tight control of all expenditures.

OVERVIEW

During fiscal year ended 2009, the Company had a record setting year with volume exceeding $3,000,000 for the first time in the Company’s history. Net sales were $3,101,004 as compared to the previous year of $2,688,772. This 15% increase in volume resulted in improved profitability and working capital during the year, as reflected in net income before income taxes of $230,708 compared to $17,438 for the fiscal year 2008. Working capital increased $197,094 to $441,253 for the current year from $244,159 for the fiscal year 2008.

The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. All accounts or portions thereof deemed to be uncollectible, or to require an excessive collection cost, are written off to the allowance for doubtful accounts.

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

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations for each of the fiscal years ended June 30, 2009 and 2008, respectively:

	2009	2008
Net sales	100.00%	100.00%
Cost of sales	70.63	76.15

Gross profit	29.37	23.85
Selling expense	11.89	12.10
General and administrative expense	10.29	10.95

Income from operations	7.19	.80
Other income (expense), net	.25	(.15)

Income before income taxes	7.44	.65
Provision for (benefit from) income taxes	1.24	(.19)

Net income	6.20	.84
Preferred dividends	(4.13)	(4.76)

Income (loss) applicable to common stockholders	2.07%	(3.92)%

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008

NET SALES

During the year ended June 30, 2009, sales, net of returns and allowances, increased 15.33% as compared to the year ended June 30, 2008. Gross sales for Chase Candy products increased $323,088 or 21.11% to $1,853,545 for the year ended June 30, 2009 compared to $1,530,457 for 2008. Gross sales for seasonal candy increased $78,460 or 6.44% for the year ended June 30, 2009 to $1,296,192 compared to $1,217,732 for 2008.

The 15.33% increase in net sales of $412,232 for the year ended June 30, 2009, over the same period ended June 30, 2008, was due to several factors. Chase Candy products increase was due to a price increase put into place in November 2008. In addition, the Company received frequent national exposure on the Food Channel demonstrating their Cherry Mash bar production process along with two new major customers for the Cherry Mash line. These new customers accounted for $263,552 of the increased sales. The bulk and clamshell candy had price increases as well as improved merchandising displays at customer retail locations that helped increase sales for the year.

The Company’s returns and allowances decreased $7,583 or 10% for the year ended June 30, 2009, compared to the year ended June 30, 2008. There was no loss of significant customers.

COST OF SALES

Cost of sales for the year ended June 30, 2009, as compared to the year ended June 30, 2008, increased by 6.97%. The cost of sales increased $142,710 to $2,190,173 while decreasing to 70.63% of related revenues for the year ended June 30, 2009, compared to $2,047,463 or 76.15% of related revenues for the year ended June 30, 2008.

COST OF SALES (CONTINUED)

The dollar increase in cost of sales for the year ended June 30, 2009 was the result of a 9.47% or $35,353 increase in labor costs including wages, vacation pay, and payroll taxes of $408,689 for year ending June 30, 2009 as compared to $373,336 for year ending 2008. The increase in labor costs was primarily related to a 4% raise for the production labor force.

Raw material costs of $1,121,575 increased 10.53% or $106,809 for year ended June 30, 2009, as compared to $1,014,766 for year ending 2008. This increase is a direct result of material price increases for sugar - 4 cents per pound and peanuts 8 cents per pound.

GROSS PROFIT

The gross margin increased 42% or $269,522 to $910,831 increasing to 29.37% of related revenues for the year ended June 30, 2009, as compared to $641,309 or 23.85% of related revenues for the year ended June 30, 2008, as a result of the overall increase in net sales above the net increase in cost of sales.

Finished goods inventory as of June 30, 2009 of $119,116 increased $46,465 or 63.96% of the June 30, 2008 finished goods inventory of $72,651. The increase reflects the Company having to build up of inventory to meet July 2009 delivery deadlines. Raw material inventory of $69,960 and packaging materials inventory of $172,764 is 7.11% higher than the June 30, 2008 inventories of $56,346 and $170,276, respectively, as a result of continuing to purchase inventory at competitive prices for the forthcoming busy season that starts September 1, 2009.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2009 increased $43,351 to $368,742, which is 11.89% of sales, compared to $325,391 or 12.10% of sales for the year June 30, 2008. This increase is primarily due to higher commissions being paid as a result of increased sales along with additional sample costs and premium promotions for this period. Commissions, sample costs, and premium promotions increased 22.31% to $207,062 for year ended June 30, 2009, as compared to $169,298 for year ending June 30, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2009 increased $24,667 to $319,038, which is 10.29% of sales, compared to $294,371 or 10.95% of sales for the year ended June 30, 2008. The increased costs are primarily because of an $18,734 increase in updating the Company’s websites.

INCOME FROM OPERATIONS

Income from operations for the year ended June 30, 2009 is 7.19% of net sales, as compared to .80% of net sales for the year ended June 30, 2008 for the reasons described above.

OTHER INCOME (EXPENSE)

Other income and (expense) reflects income of $7,657 for the year ended June 30, 2009, as compared to expense of (4,109) for the year ended June 30, 2008. This increase of $11,766 was primarily due to a gain from sale of automobiles of $12,014.

INCOME BEFORE INCOME TAXES

Income before income taxes was $230,708 for the year ended June 30, 2009, as compared to $17,438 for the year ended June 30, 2008. The reasons for the increase of $213,270 have been discussed above.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

The Company recorded a tax expense for the year ended June 30, 2009 of $38,459, as compared to a tax (benefit) of $(5,164) for the year ended June 30, 2008. The tax expense for the year ended June 30, 2009 is a result of operations discussed above as well as the use of its net operating loss carryforward. The Company had incurred losses for the past two years, which were not available to carryback to obtain previously paid income taxes. This loss carryforward will be fully utilized against taxable income for the year ended June 30, 2009, which results in an effective tax rate of 17%. The (benefit) recorded for the 2008 year is primarily due to recognizing deferred taxes related to the carryover of these operating losses.

NET INCOME

Net income for the year ended June 30, 2009 was $192,249, compared to net income for year ended June 30, 2008 of $22,602. This increase of $169,647 has been explained above.

PREFERRED DIVIDENDS

Preferred dividends were $128,072 for the years ended June 30, 2009 and 2008, which reflect additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A & B $20 par value preferred stock.

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net income (loss) applicable to common stockholders was $64,177 for the year ended June 30, 2009, which is an increase of $169,647 as compared to the loss of $(105,470) for the year ended June 30, 2008 for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

The table below presents the summary of cash flow for the fiscal year indicated.

	2009	2008
Net cash provided by (used in) operating activities	$267,690	$(131,229)
Net cash used in investing activities	$(52,198)	$(8,173)
Net cash provided by (used in) financing activities	$(210,829)	$141,998

Operating Activities

The positive cash flow of $267,690 generated from operations is a result of the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. Raw materials inventory increased $13,614 from June 30, 2008 to June 30, 2009. The current year increase can be attributed to the efforts of the Company watching markets for these commodities, and making purchases at more favorable prices prior to the start of busy season.

Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing.

Packaging materials inventory increased $2,488 at June 30, 2009 from June 30, 2008.

Finished goods inventory increased $46,465 from June 30, 2008 to June 30, 2009. This increase was due to significantly higher customer orders at the end of fiscal year June 30, 2009 than at end of fiscal year June 30, 2008. Goods in process remained comparable to prior years.

Investing Activities

The $52,197 of cash used in investing activities was the result of net capital expenditures and sale of equipment for the current fiscal year. The Company continues to write off equipment that is no longer useful to the operations of the Company. Purchases of $137,473 ($96,011 of automobiles and $41,462 of machinery and other equipment) and $44,194 ($38,730 of automobiles and $5,464 of machinery and other equipment) were made during the years ended June 30, 2009 and 2008, respectively. Depending on results of operations and cash flows, the Company is hoping to replace two cookers at an anticipated cost of $40,000 in the next several years, with no set target date. The mini mash wrapper will be replaced as soon as possible, based on Fall 2009 orders, at an estimated cost of $90,000.

Financing Activities

The Company borrowed $145,000 and $300,000, respectively, on its line-of-credit during the fall of 2008 and 2007 busy seasons. Payments of $195,000 and $250,000, respectively, were paid for years ending June 30, 2009 and 2008. The Company renewed its $250,000 line-of-credit until January 3, 2010. The Company borrowed $235,000 from a shareholder during the two previous fiscal years of which $140,000 and $95,000, respectively, was paid in full for years ended 2009 and 2008.

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

The Company financed vehicle purchases for $60,556 and $36,021 for years ended June 30, 2009 and 2008, respectively. Vehicle loan payments were $20,829 and $3,002 for years ended June 30, 2009 and 2008, respectively.

Overall cash and cash equivalents increased $3,973 to $28,771 at June 30, 2009 from $24,828 at June 30, 2008.

To date, there are no material commitments by the Company for capital expenditures. At June 30, 2009, the Company’s accumulated deficit was $5,780,006, compared to accumulated deficit of $5,972,255 as of June 30, 2008. Working capital as of June 30, 2009 increased 80.72% to $441,253 from $244,159 as of June 30, 2008.

The Company’s lease on its office and plant facility is effective through March 31, 2025 with an option to extend for an additional time of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent shall be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. The facility is leased from an entity owned 100% by the Vice-President and Director and his spouse.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures.

There has been no material impact from inflation and changing prices on net sales and revenues, or on income from continuing operations for the last two fiscal years.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, Chase adopted Statement of financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements, SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of SFAS 157 did not have any effect on Chase’s results of operations, financial condition, and cash flows.

Effective July 1, 2008, Chase adopted Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The adoption of SFAS 159 did not have any effect on Chase’s results of operations, financial condition, and cash flows.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). These statements significantly change the accounting for and reporting of business combinations on noncontrolling (minority) interests in consolidated financial statements. These statements will require noncontrolling interests to be reclassified to equity, consolidated net income to be adjusted to include net income attributed to the noncontrolling interest, and consolidated comprehensive income to be adjusted to include the comprehensive income attributed to the noncontrolling interest. SFAS 141R and SFAS 160 are required to be adopted simultaneously. SFAS 141 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after December 14, 2008. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which will be applied retrospectively for all periods. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 17 through 35 of this Form 10-K.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C
MAYER HOFFMAN MCCANN P.C.

Leawood, Kansas
September 17, 2009

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and 2008

ASSETS

	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$28,771	$24,828
Receivables
Net of allowance for doubtful accounts of $15,736 and $13,741, respectively (Note 12)	229,909	211,932
Inventories:
Finished goods	119,116	72,651
Goods in process	4,932	3,857
Raw materials	69,960	56,346
Packaging materials	172,764	170,276
Prepaid expenses	16,858	6,146
Deferred income taxes (Note 7)	4,626	8,890

Total current assets	646,936	554,926

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	85,738	85,738
Machinery and equipment	771,330	733,845
Trucks and autos	139,601	130,387
Office equipment	36,471	35,954
Leasehold improvements	71,481	68,021

Total	1,139,621	1,088,945
Less accumulated depreciation	811,139	814,921

Total property and equipment	328,482	274,024

OTHER ASSETS

Deferred income taxes—noncurrent (Note 7)	—	12,024

TOTAL ASSETS	$975,418	$840,974

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2009	2008
CURRENT LIABILITIES
Accounts payable	$158,570	$84,879
Current maturities of forgivable loan—bank (Note 2)	—	5,000
Current maturities of notes payable (Note 3 & 4)	30,142	62,007
Notes payable—stockholder (Note 5)	—	140,000
Accrued expenses	15,487	17,582
Deferred income (Note 2)	1,299	1,299
Income tax payable	185	—

Total current liabilities	205,683	310,767

LONG-TERM LIABILITIES
Deferred income (Note 2)	19,155	10,454
Forgivable loan—bank, less current maturities (Note 2)	—	5,000
Notes payable—less current maturities (Note 3)	42,604	21,012
Deferred income taxes (Note 7)	21,986	—

Total long-term liabilities	83,745	36,466

Total liabilities	289,428	347,233

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding: (Note 6)
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,040,000 and $2,010,000, respectively)	500,000	500,000
Series B (liquidation preference $1,995,000 and $1,965,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,668,001 and $4,609,469, respectively)	1,170,660	1,170,660
Series B (liquidation preference $760,741 and $751,201, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,780,006)	(5,972,255)

Total stockholders’ equity	685,990	493,741

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$975,418	$840,974

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2008 and 2007

	2009	2008
NET SALES (NOTE 12)	$3,101,004		$2,688,772

COST OF SALES	2,190,173		2,047,463

Gross Profit	910,831		641,309

OPERATING EXPENSES
Selling expenses	368,742		325,391
General and administrative expenses	319,038		294,371

Total operating expenses	687,780		619,762

Income from operations	223,051		21,547

OTHER INCOME (EXPENSE)
Miscellaneous income	14,003		2,331
Interest (expense) (Note 3, 4 & 5)	(6,346)		(6,440)

Total other income (expense)	7,657		(4,109)

Income before income taxes	230,708		17,438

PROVISION FOR (BENEFIT FROM) INCOME TAXES (NOTE 7)	38,459		(5,164)

NET INCOME	192,249		22,602

Preferred dividends	(128,072)		(128,072)

Net income (loss) applicable to common stockholders	$64,177		$(105,470)

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – (NOTE 8)

BASIC	$.07		$(.11)

DILUTED	$.03	$	N/A

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834		969,834

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2009 and 2008

	Prior Cumulative Preferred Stock		Cumulative Preferred Stock		Common Stock	Paid-in Capital	Accumulated Deficit	Total
	Series A	Series B	Series A	Series B

BALANCE , JUNE 30, 2007	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,994,857)	$471,139

Net income	—	—	—	—	—	—	22,602	22,602

BALANCE , JUNE 30, 2008	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,972,255)	493,741

Net income	—	—	—	—	—	—	192,249	192,249

BALANCE , JUNE 30, 2009	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,780,006)	$685,990

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Collections from customers	$3,081,032	$2,657,268
Other income	690	1,032
Cost of sales, selling, general and administrative expenses paid	(2,806,623)	(2,783,852)
Interest paid	(7,409)	(5,677)

Net cash provided by (used in) operating activities	267,690	(131,229)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property and equipment	24,000	—
Purchases of property and equipment	(76,918)	(8,173)

Net cash (used in) investing activities	(52,918)	(8,173)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line-of-credit	145,000	300,000
Principal payments on line-of-credit	(195,000)	(250,000)
Proceeds from stockholder notes payable	—	190,000
Principal payments on stockholder notes payable	(140,000)	(95,000)
Principal payments on vehicle note payable	(20,829)	(3,002)

Net cash provided by (used in) financing activities	(210,829)	141,998

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,943	2,596

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,828	22,232

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,771	$24,828

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2009 and 2008

	2009	2008
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income	$192,249	$22,602

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71,030	60,765
Provision for bad debts	1,995	1,917
Deferred income amortization	(1,299)	(1,299)
Deferred income taxes	38,274	(5,164)
(Gain) on sale of equipment	(12,014)	—
Effects of changes in operating assets and liabilities:
Trade receivables	(19,972)	(31,504)
Inventories	(63,642)	(90,035)
Prepaid expenses	(10,712)	354
Accounts payable	73,691	(83,683)
Accrued expenses	(2,095)	(5,182)
Income tax payable	185	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$267,690	$(131,229)

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenues as product is shipped to the customers. Net sales are comprised of the total sales billed during the period, including shipping and handling charges to customers, less the estimated returns, customer allowances and customer discounts.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped is included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2009 and 2008 was $156,489 and $170,136, respectively.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. All accounts or portions thereof deemed to be uncollectible, or to require an excessive collection cost, are written off to the allowance for doubtful accounts.

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

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2009	2008
Shares issuable upon conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B Cumulative Preferred Stock	36,201	36,201

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSE

Advertising is expensed when incurred. Advertising expense was $750 and $2,834 for the years ended June 30, 2009 and 2008, respectively.

SUBSEQUENT EVENTS

Management evaluated subsequent events through September 17, 2009, the date the consolidated financial statements were issued. Events or transactions occurring after June 30, 2009, but prior to September 17, 2009 that provided additional evidence about conditions that existed at June 30, 2009, have been recognized in the consolidated financial statements for the year ended June 30, 2009. Events or transactions that provided evidence about conditions that did not exist at June 30, 2009, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the year ended June 30, 2009.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2008, Chase adopted Statement of financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of SFAS 157 did not have any effect on Chase’s results of operations, financial condition, and cash flows.

Effective July 1, 2008, Chase adopted Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings, caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The adoption of SFAS 159 did not have any effect on Chase’s results of operations, financial condition, and cash flows.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”). These statements significantly change the accounting for and reporting of business combinations on noncontrolling (minority) interests in consolidated financial statements. These statements will require noncontrolling interests to be reclassified to equity, consolidated net income to be adjusted to include net income attributed to the noncontrolling interest, and consolidated comprehensive income to be adjusted to include the comprehensive income attributed to the noncontrolling interest. SFAS 141R and SFAS 160 are required to be adopted simultaneously. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 14, 2008. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted except for the presentation and disclosure requirements which will be applied retrospectively for all periods. Early adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial statements.

NOTE 2 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank has established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company has fulfilled its minimum loan requirements so that the loan has been forgiven in full and has no further obligations. As the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2009 and June 30, 2008, a total of $25,000 and $15,000, respectively, has been reclassified to deferred revenue. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2009 and 2008, deferred revenue of $1,299 was amortized into income for each period.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE - VEHICLES

The Company has four vehicle loans payable as follows:

Payee	Terms	2009	2008
Ford Credit	$1001 monthly payments including interest of 0%; final payment due March 2011, secured by a vehicle.	$21,010	$33,019

Ford Credit	$573 monthly payments including interest of 6.99%; final payment due July 2012, secured by a vehicle.	19,039	—

Ford Credit	$508 monthly payments including interest of 1.9%; final payment due December 15, 2011, secured by a vehicle.	14,871	—

Ford Credit	$557 monthly payments including interest of 3.9%; final payment due April 2012, secured by a vehicle.	17,826	—

	Total	72,746	33,019
	Less current portion	30,142	12,007

	Long-term portion	$42,604	$21,012

Future minimum payments are:

2010	$30,142
2011	26,951
2012	15,082
2013	571

Total	$72,746

NOTE 4 - NOTE PAYABLE - BANK

Effective January 1, 2008, the Company had a $250,000 line-of-credit agreement which expired on January 1, 2009. This line-of-credit agreement was renewed on that date to extend until January 3, 2010, with a variable interest rate at prime (3.25% and 5.0% at June 30, 2009 and 2008, respectively). The line-of-credit was collateralized by certain equipment. At June 30, 2009 and 2008, the outstanding balance on the line-of-credit was $-0- and $50,000, respectively, and is included in current maturities of notes payable on the consolidated balance sheets.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTE PAYABLE - STOCKHOLDER

The Company borrowed $140,000 and $190,000, respectively, from a stockholder/officer during the fiscal years ending June 30, 2009 and 2008, which were repaid by December 31, 2008. These unsecured loans had no maturity date and carried a 4.5% annual interest rate. Interest expense on stockholder/officer notes was $2,534 and $2,448 for the years ending June 30, 2009 and 2008, respectively.

NOTE 6 - CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2009 is as follows:

	Shares
	Authorized	Issued and Outstanding
Prior Cumulative Preferred Stock, $5 par value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 par value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

	Shares
	Authorized	Issued and Outstanding
Common Stock, $1 par value:
Reserved for conversion of Preferred Stock—1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2009 and 2008 totaled $7,052,302 and $6,924,230, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2009 and 2008:

	2009	2008
6% Convertible
Series A	$15.15	$14.85
Series B	14.70	14.40

5% Convertible
Series A	59.75	58.75
Series B	59.75	58.75

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

NOTE 7 - INCOME TAX

The Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109 effective July 1, 2007, which clarified the accounting for uncertainty in tax positions. The Company had no unrecognized tax benefits as of the date of adoption, the income tax provisions taken for open years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

As of June 30, 2008, the Company had a net operating loss carryforward of approximately $170,706, of which the Company’s current year profit absorbed this available net operating loss carryforward.

The sources of deferred tax assets and liability at June 30, 2009 and 2008, and the tax effect of each are as follows:

	2009	2008

Deferred tax assets:
Inventories	$120	$55
Trade receivables	3,357	2,082
Contribution carryover	1,149	694
Net operating loss (carryforward)	—	24,236
Deferred income	4,363	1,780

Total deferred tax assets	8,989	28,847

Deferred tax liability:
Property and equipment	(26,349)	(7,933)

NET DEFERRED TAX ASSETS (LIABILITY)	$(17,360)	$20,914

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAX (CONTINUED)

The net deferred tax assets (liability) are presented in the accompanying June 30, 2009 and 2008 balance sheets as follows:

Current deferred tax asset	$4,626	$8,890
Noncurrent deferred tax asset	—	12,024
Noncurrent deferred tax liability	(21,986)	—

NET DEFERRED TAX ASSET (LIABILITY)	$(17,360)	$20,914

The provision (credit) for income taxes, for the years ended June 30, 2009 and 2008, consists of the following:

	2009	2008

Current tax expense	$185	$—
Deferred tax expense (benefit)	38,274	(5,164)

	$38,459	$(5,164)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2008 and 2007 due to the following:

	2009	2008

Computed “expected” tax (benefit)	$80,748	$6,103
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes, net of federal benefit	11,896	899
Nondeductible expenses	136	138
Effect of change of rates for deferred taxes	5,030	19,696
Effect of use of net operating loss carryover	(59,351)	—
Change in valuation allowance	—	(32,000)

	$38,459	$(5,164)

The Company has unused contributions of $5,386 to carryforward that will expire for tax years ranging from 2010 through 2013.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME (LOSS) PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the year as follows:

	2009	2008

Net income	$192,249		$22,602

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000		60,000
5% Convertible Cumulative Preferred, $20 par value	68,072		68,072

Total dividend requirements	128,072		128,072

Net income (loss) - common stockholders	$64,177		$(105,470)

Weighted average of shares - basic	969,834		969,834

Dilutive effect of contingently issuable shares	1,033,334		1,033,334

Weighted Average Shares - Diluted	2,003,168		2,003,168

Basic earnings (loss) per share	$.07		$(.11)

Diluted earnings per share	$.03	$	N/A

NOTE 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2009	2008
Cash paid for:
Interest	$7,409	$5,677
Income taxes	—	—
Non-cash transaction:
Reclass of forgivable loan to deferred income	10,000	5,000
Financing of new vehicle	60,556	36,021

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity owned by the Vice-President and Director of the Company and his spouse. The period of the lease is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent shall be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2009 and 2008. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2010	$78,000
2011	78,000
2012	78,000
2013	78,000
2014	78,000
Thereafter	838,500

$1,228,500

As of June 30, 2009, the Company had raw materials purchase commitments with three vendors totaling $109,765.

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments.

NOTE 12 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2009 and 2008, two customers accounted for 44% and 41%, respectively, of the gross sales. For the year ending June 30, 2009 and 2008, four customers accounted for 76% and 68%, respectively, of accounts receivable.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A(T)	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer, who is also the chief financial and accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to Management, including those officers, and to members of the Board of Directors, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

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

Item 9B	OTHER INFORMATION

None

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

(a)	Directors

Name	Age	Periods of Service as Director	Terms

Barry M. Yantis	64	1980 to present	One year
Brett A. Yantis	41	January 21, 1999 to present	One year
Brian A. Yantis	61	July 16, 1986 to present	One year

Executive Officers

Name	Age	Position	Years of Service as an Officer	Term

Barry M. Yantis	64	President, CEO and Treasurer	30	Until successor elected
Brett A. Yantis	41	Vice-President	7	Until successor elected
Brian A. Yantis	61	Secretary	17	Until successor elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, president and treasurer has been an officer of the Company for thirty years, twelve years as vice-president and eighteen years as president. He has been on the board of directors for thirty years and has been associated with the candy business for thirty-five years.

Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett was elected vice-president in January 2003. Brett has been associated with the Company for sixteen years.

Brian A. Yantis, secretary has been an officer of the Company since May 1992. He has been associated with the insurance business for thirty-four years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past twenty years.

(2)	The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

(d)	Involvement in Certain Legal Proceedings

Not applicable

(e)	Audit Committee Financial Expert

Registrant is not required to have an audit committee since the stock is not actively traded. The Board of Directors are not considered audit committee financial experts, but do effectively operate as the audit committee.

(f)	Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the Company. The Code of Business Conduct and Ethics is attached as exhibit 14 to this Annual Report on Form 10-K.

Item 11	EXECUTIVE COMPENSATION

(a)	General

Executive officers are compensated for their services as set forth in the Summary Compensation Table. These salaries are approved yearly by the Board of Directors.

(b)

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option/ SARs (#)	LTIP Payouts	All other Compensation

Barry M. Yantis	1) 06-30-09	$127,902	$—	$2,635	—	—	—	—

Barry M. Yantis	1) 06-30-08	$121,900	$—	$1,340	—	—	—	—

Barry M. Yantis	1) 06-30-07	$121,900	$—	$2,175	—	—	—	—

1)	CEO, President and Treasurer
2)	No other compensation than that which is listed in compensation table.
3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive plan awards table

Not applicable

Item 11	EXECUTIVE COMPENSATION (CONTINUED)

(f)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2009 and 2008, $137 and $-0-, respectively, of travel expenses were reimbursed to board member Brian A. Yantis.

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

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class		Name and Address	Amounts and Nature of Beneficial Ownership		% of Class
(a)	Security ownership of certain beneficial owners

	Common; par value $1 per share	Barry Yantis, CEO & Director	194,385	(1)	16.9	%(2)
		5605 Osage Drive
		St. Joseph, Mo.
		64503

		Brian Yantis, Officer & Director	97,192	(1)	8.4	%(2)
		1210 E. Clarendon
		Arlington Heights, IL.
		60004

(b)	Security ownership of management

	Common; par value $1 per share	Two directors and CEO	110,856		11.4%
		as a group

	Prior Cumulative Preferred,	Two directors and CEO	21,533		21.5%
	$5 par value: Series A,	as a group
	6% convertible

	Prior Cumulative Preferred	Two directors and CEO	21,533		21.5%
	$5 par value: Series B,	as a group
	6% convertible

	Cumulative Preferred, $20 par	Two directors and CEO	3,017		5.2%
	value: Series A, $5 convertible	as a group

	Cumulative Preferred, $20 par	Two directors and CEO	630		6.6%
	value: Series B, $5 convertible	as a group

(1)    Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

(2)    Reflects the percentage assuming the preferred shares above were converted into common stock.

(c)	No known change of control is anticipated.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)	Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the 2005 fiscal year to provide office and manufacturing facilities with a limited liability company that is owned 100% by Vice-President and Director, Brett A. Yantis and his spouse. The annual rent is $78,000.

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

The Company owed a shareholder and officer $140,000 at June 30, 2008. This balance was paid in full during year ending June 30, 2009.

(d)	Transactions with promoters

Not applicable

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2009 and 2008:

	2009	2008
Audit fees:
Mayer Hoffman McCann P.C.	$49,332	$42,900
Audit related fees:
McGladrey & Pullen, LLP	2,380	13,944
Mayer Hoffman McCann P.C.	—	1,340
Tax fees	—	—
All other fees	—	—

PART IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

Page
1.	Financial Statements:

	Index to Financial Statements		17

	Consolidated Balance Sheets		19 - 20

	Consolidated Statements of Operations		21

	Consolidated Statements of Stockholders’ Equity		22

	Consolidated Statements of Cash Flows		23 - 24

	Notes to Consolidated Financial Statements		25 - 35

2.	Financial Statements Schedules:

None

3.	Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

	3.1	Articles of Incorporation of Chase General Corporation

	3.2	Bylaws

The following are Exhibits attached or explanations included in “Notes to Financial Statements” in Part II of this report:

	4.	Instruments defining the rights of security holders including indentures—Refer to Note 6.

	11.	Computation of per share earnings—Refer to Note 8.

	14.	Code of Ethics

	21.	Subsidiaries of registrant—Refer to Note 1 of Notes to Financial Statements.

	31.1	Certification of Chief Executive Officer and Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date: September 17, 2009	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 17, 2009
Barry M. Yantis	President, Treasurer (Principal Executive Officer and Chief Financial and Accounting Officer) and Director

/s/ Brett Yantis		September 17, 2009
Brett Yantis	Vice-President and Director

/s/ Brian A. Yantis
Brian A. Yantis	Secretary and Director	September 11, 2009