Form 10-Q
period 2009-09-30
CHASE GENERAL CORP
filed 2009-11-12
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)    Yes  ☐    No  ☒

As of October 31, 2009, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$70,277	$28,771
Trade receivables, net	432,812	229,909
Inventories:
Finished goods	321,181	119,116
Goods in process	8,447	4,932
Raw materials	63,511	69,960
Packaging materials	168,021	172,764
Prepaid expenses	6,796	16,858
Deferred income taxes	3,536	4,626

Total current assets	1,074,581	646,936

PROPERTY AND EQUIPMENT - NET	312,338	328,482

TOTAL ASSETS	$1,386,919	$975,418

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$278,407	$158,570
Current maturities of notes payable	239,900	30,142
Accrued expenses	20,235	15,487
Deferred income	1,299	1,299
Income taxes payable	22,052	185

Total current liabilities	561,893	205,683

LONG-TERM LIABILITIES

Deferred income	18,831	19,155
Notes payable, less current maturities	35,526	42,604
Deferred income taxes	20,109	21,986

Total long-term liabilities	74,466	83,745

Total liabilities	636,359	289,428

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,047,500 and $2,040,000 respectively)	500,000	500,000
Series B (liquidation preference $2,002,500 and $1,995,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,682,634 and $4,668,001 respectively)	1,170,660	1,170,660
Series B (liquidation preference $763,126 and $760,741 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,715,436)	(5,780,006)

Total stockholders’ equity	750,560	685,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,386,919	$975,418

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
	2009	2008

NET SALES	$760,891	$688,457

COST OF SALES	487,663	428,271

Gross profit on sales	273,228	260,186

OPERATING EXPENSES

Selling	71,913	73,547
General and administrative	114,725	105,722

Total operating expenses	186,638	179,269

Income from operations	86,590	80,917

OTHER INCOME (EXPENSE)	(809)	(2,665)

Net income before income taxes	85,781	78,252

PROVISION FOR INCOME TAXES	21,211	9,132

NET INCOME	64,570	69,120

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$32,552	$37,102

NET INCOME PER SHARE OF COMMON STOCK - BASIC	$.03	$.04

DILUTED	$.02	$.02

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,570	$69,120
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	18,718	16,644
Provision for bad debts	300	300
Deferred income amortization	(324)	(325)
Deferred income taxes	(787)	9,132
Effects of changes in operating assets and liabilities:
Trade receivables	(203,203)	(181,007)
Inventories	(194,388)	(275,252)
Prepaid expenses	10,062	1,956
Accounts payable	119,837	253,818
Accrued expenses	4,748	16,634
Income taxes payable	21,867	—

Net cash (used in) operating activities	(158,600)	(88,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,574)	(4,873)

Net cash (used in) investing activities	(2,574)	(4,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	210,000	95,000
Principal payments on vehicle notes payable	(7,320)	(3,872)

Net cash provided by financing activities	202,680	91,128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,506	(2,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,771	24,828

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,277	$22,103

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (“Chase” or “we”, “us”, or “our”) at June 30, 2009 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2009 and for the three months ended September 30, 2008 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations and cash flows for the three months ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2010. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

Pursuant to SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, the FASB Accounting Standards Codification (“ASC”) (FASB ASC 105) became the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Company adopted this standard during the first quarter of 2009. Reference to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.

Management has performed an evaluation of events that have occurred subsequent to September 30, 2009, and as of November 11, 2009 (the date of filing of this Form 10-Q). There have been no other subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2009.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended September 30
	2009	2008

Net income	$64,570	$69,120

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net income applicable to common stockholders	$32,552	$37,102

	Three Months Ended September 30
	2009	2008

Weighted average shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic earnings per share	$.03	$.04

Diluted earnings per share	$.02	$.02

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at September 30, 2009 and 2008, totaled $7,084,320 and $6,956,248, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

	Three Months Ended September 30
	2009	2008

6% Convertible
Series A	$15	$15
Series B	15	14

5% Convertible
Series A	60	59
Series B	60	59

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full with no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2009, a total of $25,000 has been reclassified to deferred revenue. Deferred revenue is recognized on a straight-line basis over the lease term of 20 years. During the three months ended September 30, 2009 and 2008, deferred revenue of $324 and $325, respectively, was amortized into income for each period.

NOTE 4 - NOTES PAYABLE - VEHICLES

The Company has four vehicle loans payable as follows:

Payee	Terms	September 30, 2009	June 30, 2009

Ford Credit	$1,001 monthly payments including interest of 0%; final payment due March 2011, secured by a vehicle.	$18,008	$21,010

Ford Credit	$573 monthly payments including interest of 6.99%; final payment due July 2012, secured by a vehicle.	17,675	19,039

Honda	$508 monthly payments including interest of 1.9%; final payment due December 15, 2011, secured by a vehicle.	13,416	14,871

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - NOTE PAYABLE - VEHICLES (CONTINUED)

Payee	Terms	September 30, 2009	June 30, 2009

Nissan	$557 monthly payments including interest of 3.9%; final payment due April 2012, secured by a vehicle.	16,327	17,826

	Total	65,426	72,746
	Less current portion	29,900	30,142

	Long-term portion	$35,526	$42,604

Future minimum payments are:

	2010	$29,900
	2011	24,639
	2012	10,887

	Total	$65,426

NOTE 5 - NOTE PAYABLE - BANK

Effective June 30, 2009, the Company had a $250,000 line-of-credit agreement which will expire on January 3, 2010. The line-of-credit with a variable interest rate (5.0% and 3.25% at September 30, 2009 and June 30, 2009, respectively) at prime is collateralized by certain equipment. At September 30, 2009 and June 30, 2009, the outstanding balance on the line-of-credit was $210,000 and $-0-, respectively.

NOTE 6 - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48 (FASB ASC 740-10) Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109 effective July 1, 2007, which clarified the accounting for uncertainty in tax positions. The Company had no unrecognized tax benefits as of the date of adoption, the income tax positions taken for open years are appropriately stated and supported for all open years, and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

As of June 30, 2009, the Company has a net operating loss carryforward of approximately $4,512 and unused contributions carryforward of $874 of which the Company’s profit for the three months ended September 30, 2009 absorbed these amounts.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended September 30
	2009	2008

Cash paid for:
Interest	$1,230	$1,305
Income taxes	131	—

Non-cash transaction:
Financing of new vehicle	—	23,954

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended September 30
	2009	2008

Net sales	100%	100%
Cost of sales	64	62

Gross profit	36	38

Operating expenses	25	26

Earnings from operations	11	12
Net earnings before income taxes	11	11
Provision for income taxes	(3)	(1)

Net income	8%	10%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales increased $72,434 or 11% for the three months ended September 30, 2009 from $688,457 to $760,891. Gross sales for Chase Candy division decreased $5,228 from $447,273 to $442,045. Gross sales for Seasonal Candy division increased $80,762 from $252,604 to $333,366.

The decrease in gross sales, for the three month period ended September 30, 2009 for the Chase Candy division, is due to two customers reducing orders by approximately $5,000. The increase in gross sales for the Seasonal Candy division is due to timing of shipping bulk orders of $82,000 that were shipped in the second quarter last year.

COST OF SALES

Cost of sales increased $59,392 from $428,271 or 62% of related revenues for the three months ended September 30, 2008, to $487,663 or 64% of related revenues for the three months ended September 30, 2009.

The increase in cost of sales of $59,392 is a 14% increase. Increases included: direct cost in packaging materials of $5,270 from $126,453 to $131,723 as well as direct labor of $9,375 from $97,783 to $107,158. Temporary labor was able to be utilized earlier in the season and also contributed to this change. In addition, a new supervisor was hired to replace a long time supervisor who will be retiring in December 2009. As a result, indirect labor costs of $72,303 for the three months ended September 30, 2009 increased 22% or $13,257 from $59,046 for the three months ended September 30, 2008. Change in goods-in-process and finished goods inventory decreased $71,660 or 26% from $(277,240) for the three months ended September 30, 2008 to $(205,580) for the three months ended September 30, 2009 as a result of building up finished goods for product to be delivered in October 2009.

SELLING EXPENSE

Selling expense for the three months ended September 30, 2009 decreased $1,634 from $73,547, (11% of sales), to $71,913 or 9% of sales for the three months ended September 30, 2008. The decrease in selling expenses is due to lower promotion expenses for the period.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the three months ended September 30, 2009 increased $9,003 from $105,722 or 14% of sales, to $114,725 or 15% of sales for the three months ended September 30, 2009, primarily for a $6,808 increase in employee health insurance.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $1,856 for the three months ended September 30, 2009 from $(2,665), to $(809) for the three months ended September 30, 2008 due to a decrease in interest expense.

PROVISION FOR INCOME TAXES

The Company recorded tax expense for the three months ended September 30, 2009 of $21,211 as compared to the tax expense of $9,132 for the three months ended September 30, 2008. The net tax expense recorded for the three months ended September 30, 2009 is primarily due to recognizing taxes related to current operations. The net tax expense recorded for the three months ended September 30, 2008 was primarily due to recognizing deferred taxes related to a carryover of operating losses.

NET INCOME

The Company reported net income for the three months ended September 30, 2009 of $64,570, compared to $69,120 for the three months ended September 30, 2008. This decrease of $4,550 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2009 and 2008.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders was $32,552 for the three months ended September 30, 2009 compared to $37,102 for the three months ended September 30, 2008 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, Chase had $70,277 in cash and cash equivalents compared to $28,771 as of June 30, 2009 and $22,103 as of September 30, 2008. Management had to draw $210,000 from its line-of-credit, since this is the start of busy season for Chase as reflected in increased receivables of $203,203, inventories of $194,388, and accounts payable of $119,387.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The table below presents the summary of cash flow for the fiscal period indicated.

	2009	2008

Net cash used in operating activities	$(158,600)	$(88,980)
Net cash used in investing activities	$(2,574)	$(4,873)
Net cash provided by financing activities	$202,680	$91,128

The $2,574 of cash used in investing activities was the result of capital expenditures. Management has no material commitments for capital expenditures during the remainder of fiscal 2010. The $202,680 of cash provided by financing activities is the receipt of $210,000 proceeds from the line-of-credit net of principal payments on the vehicle loans. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Chase does have $40,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

Pursuant to SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, the FASB Accounting Standards Codification (“ASC”) (FASB ASC 105) became the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Company adopted this standard during the first quarter of 2009. The adoption of ASC 105 did not have any effect on Chase’s results of operations, financial condition and cash flows. The adoption impacted references to specific accounting standards in the footnotes to our consolidated financial statements which have been changed to refer to the appropriate section of the ASC.

Effective July 1, 2008, Chase adopted FASB Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FASB ASC 825) – Including an amendment of FASB Statement of Financial Accounting Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB ASC 320). ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. ASC 825 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to ASC 320 applies to all entities with available-for-sale and trading securities. The adoption of ASC 825 did not have any effect on Chase’s results of operations, financial condition and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FASB ASC 805) and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements (FASB ASC 810). These statements significantly change the accounting for and reporting of business combinations and noncontrolling (minority) interests in consolidated financial statements. These statements will require noncontrolling interests to be reclassified to equity, consolidated net income to be adjusted to include net income attributed to the noncontrolling interest, and consolidated comprehensive income to be adjusted to include the comprehensive income attributed to the noncontrolling interest. ASC 805 and ASC 810 are required to be adopted simultaneously. ASC 805 is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 14, 2008. ASC 810 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted except for the presentation and disclosure requirements which will be applied retrospectively for all periods. Early adoption is prohibited. The adoption of ASC 805 and ASC 810 did not have any effect on Chase’s results of operations, financial condition and cash flows.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4T. - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in Chase’s internal control over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect Chase’s internal control over financial reporting subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	None

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2009 is $7,084,320.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

November 11th, 2009		/S/ BARRY M. YANTIS
Date	By:	Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer