Form 10-Q
period 2009-12-31
CHASE GENERAL CORP
filed 2010-02-12
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 31, 2010, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q

For the Six Months Ended December 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$260,684	$28,771
Trade receivables, net (less allowance for doubtful accounts, December 31, 2009—$16,366 and June 30, 2009—$15,736)	179,906	229,909
Inventories:
Finished goods	65,858	119,116
Goods in process	10,928	4,932
Raw materials	74,902	69,960
Packaging materials	175,665	172,764
Prepaid expenses	98,779	16,858
Deferred income taxes	3,600	4,626

Total current assets	870,322	646,936

PROPERTY AND EQUIPMENT—NET	293,462	328,482

TOTAL ASSETS	$1,163,784	$975,418

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$77,548	$158,570
Current maturities of notes payable	30,028	30,142
Accrued expenses	11,503	15,487
Deferred income	1,299	1,299
Income taxes payable	111,151	185

Total current liabilities	231,529	205,683

LONG-TERM LIABILITIES

Deferred income	18,506	19,155
Notes payable, less current maturities	28,099	42,604
Deferred income taxes	18,231	21,986

Total long-term liabilities	64,836	83,745

Total liabilities	296,365	289,428

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,055,000 and $2,040,000 respectively)	500,000	500,000
Series B (liquidation preference $2,010,000 and $1,995,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,697,267 and $4,668,001 respectively)	1,170,660	1,170,660
Series B (liquidation preference $765,511 and $760,741 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,598,577)	(5,780,006)

Total stockholders’ equity	867,419	685,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,163,784	$975,418

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31
	2009	2008

NET SALES	$1,281,122	$1,470,385

COST OF SALES	860,984	1,000,230

Gross profit on sales	420,138	470,155

OPERATING EXPENSES

Selling	135,456	157,008
General and administrative	79,235	74,237
(Gain) on sale of equipment	—	(5,252)

Total operating expenses	214,691	225,993

Income from operations	205,447	244,162

OTHER INCOME (EXPENSE)	(1,177)	(1,952)

Net income before income taxes	204,270	242,210

PROVISION FOR INCOME TAXES	87,411	67,661

NET INCOME	116,859	174,549

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$84,841	$142,531

NET INCOME PER SHARE OF COMMON STOCK -
BASIC	$.09	$.15

DILUTED	$.04	$.07

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31
	2009	2008

NET SALES	$2,042,013	$2,158,842

COST OF SALES	1,348,647	1,428,501

Gross profit on sales	693,366	730,341

OPERATING EXPENSES

Selling	207,369	230,555
General and administrative	193,960	179,959
(Gain) on sale of equipment	—	(5,252)

Total operating expenses	401,329	405,262

Income from operations	292,037	325,079

OTHER INCOME (EXPENSE)	(1,986)	(4,617)

Net income before income taxes	290,051	320,462

PROVISION FOR INCOME TAXES	108,622	76,793

NET INCOME	181,429	243,669

Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$117,393	$179,633

NET INCOME PER SHARE OF COMMON STOCK -
BASIC	$.12	$.19

DILUTED	$.06	$.09

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$181,429	$243,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,594	34,040
Allowance for bad debts	600	600
Deferred income amortization	(649)	(650)
Deferred income taxes	(2,729)	24,720
(Gain) on sale of equipment	—	(5,252)
Effects of changes in operating assets and liabilities:
Trade receivables	49,403	60,413
Inventories	39,419	7,439
Prepaid expenses	(81,921)	2,825
Accounts payable	(81,022)	22,455
Accrued expenses	(3,984)	(6,826)
Income taxes payable	110,966	52,073

Net cash provided by operating activities	249,106	435,506

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	13,000
Purchases of property and equipment	(2,574)	(25,987)

Net cash (used in) investing activities	(2,574)	(12,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	210,000	145,000
Principal payments on line-of-credit	(210,000)	(195,000)
Principal payments on notes payable—stockholder	—	(140,000)
Principal payments on vehicles notes payable	(14,619)	(8,222)

Net cash (used in) financing activities	(14,619)	(198,222)

NET INCREASE IN CASH AND CASH EQUIVALENTS	231,913	224,297

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,771	24,828

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,684	$249,125

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2009 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2009 and for the three months and six months ended December 31, 2008 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations for the three and six months ended December 31, 2009 and cash flows for the six months ended December 31, 2009 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2010. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

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

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance in fiscal year 2011 and do not expect a material impact on our consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—GENERAL (CONTINUED)

Management has performed an evaluation of events that have occurred subsequent to December 31, 2009, and as of February 11, 2010 (the date of filing of this Form 10-Q). There have been no other subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2009.

NOTE 2—NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008

Net income	$116,859	$174,549	$181,429	$243,669

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income common stockholders	$84,841	$142,531	$117,393	$179,633

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008

Weighted average shares—basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$.09	$.15	$.12	$.19

Diluted earnings per share	$.04	$.07	$.06	$.09

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2009 and 2008, totaled $7,116,338 and $6,988,266, respectively. Total dividends in arrears, on a per share basis, consist of the following at December 31:

	Six Months Ended December 31
	2009	2008

6% Convertible
Series A	$15	$15
Series B	15	15

5% Convertible
Series A	60	59
Series B	60	59

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full with no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2009, a total of $25,000 has been reclassified to deferred revenue. Deferred revenue is recognized on a straight-line basis over the lease term of 20 years. During the six months ended December 31, 2009 and 2008, deferred revenue of $649 and $650, respectively, was amortized into income for each period.

NOTE 4—NOTES PAYABLE—VEHICLES

The Company has four vehicle loans payable as follows:

Payee	Terms	December 31, 2009	June 30, 2009
Ford Credit	$1,001 monthly payments including interest of 0%; final payment due March 2011, secured by a vehicle.	$15,006	$21,010

Ford Credit	$573 monthly payments including interest of 6.99%; final payment due July 2012, secured by a vehicle.	16,356	19,039

Honda	$508 monthly payments including interest of 1.9%; final payment due December 15, 2011, secured by a vehicle.	11,953	14,871

Nissan	$557 monthly payments including interest of 3.9%; final payment due April 2012, secured by a vehicle.	14,812	17,826

	Total	58,127	72,746
	Less current portion	30,028	30,142

	Long-term portion	$28,099	$42,604

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4—NOTES PAYABLE—VEHICLES (CONTINUED)

Future minimum payments are:

2010	$30,028
2011	24,639
2012	3,460

Total	$58,127

NOTE 5—NOTE PAYABLE—BANK

Effective June 30, 2009, the Company had a $250,000 line-of-credit agreement which expired on January 3, 2010. The line-of-credit agreement was renewed on that date to extend until January 3, 2011 with a variable interest rate at prime. The line-of-credit is collateralized by certain equipment. At December 31, 2009 and June 30, 2009, there was no outstanding balance on the line-of-credit.

Management secured financing for $160,050 January 4, 2010, at which time, $63,780 was advanced on the loan. The loan, collateralized by equipment, carries an interest rate of 6.25% and matures June 1, 2010.

NOTE 6—INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of FASB ASC – 740-10. The Company had no unrecognized tax benefits as of the date of adoption, the income tax positions taken for open years are appropriately stated and supported for all open years.

As of June 30, 2009, the Company has a net operating loss carryforward of approximately $4,512 and unused contributions carryforward of $874 of which the Company’s profit for the six months ended December 31, 2009 absorbed these amounts.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended December 31
	2009	2008
Cash paid for:
Interest	$2,780	$5,347
Income taxes	385	—

Non-cash transaction:
Financing of new vehicle	—	41,792
Reclass of forgivable loan to deferred income	—	5,000

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Chase General Corporation (“Chase”) is a holding company for its wholly-owned subsidiary, Dye Candy Company. This subsidiary is the main operating company that is engaged in the manufacture of confectionery products which are sold primarily to wholesale houses, grocery accounts, vendors, and repackers. The subsidiary operates two divisions, Chase Candy division and Seasonal Candy division, which share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by Management.

RESULTS OF OPERATIONS—Three Months Ended December 31, 2009 Compared with Three Months Ended December 31, 2008 and Six Months Ended December 31, 2009 Compared with Six Months Ended December 31, 2008

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2009	2008	2009	2008
Net sales	100%	100%	100%	100%

Cost of sales	67	68	66	66

Gross profit	33	32	34	34

Operating expenses	17	15	20	19

Income from operations	16	17	14	15
Net income before income taxes	16	17	14	15
Provision for income taxes	7	5	5	4

Net income	9%	12%	9%	11%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales decreased $189,263 or 13% for the three months ended December 31, 2009 to $1,281,122 compared to $1,470,385 for the three months ended December 31, 2008. Gross sales for Chase Candy decreased $21,663 to $455,781 for the three months ended December 31, 2009 compared to $477,444 for 2008. Gross sales for Seasonal Candy decreased $175,451 to $832,754 for the three months ended December 31, 2009 compared to $1,008,205 for 2008.

Net sales decreased $116,829 or 5% for the six months ended December 31, 2009 to $2,042,013 compared to $2,158,842 for the six months ended December 31, 2008. Gross sales for Chase Candy decreased $26,891 to $897,826 for the six months ended December 31, 2009 compared to $924,717 for 2008. Gross sales for Seasonal Candy decreased $100,689 to $1,160,120 for the six months ended December 31, 2009 compared to $1,260,809 for 2008.

The 5% decrease in net sales of $116,829 for the six month period ended December 31, 2009, over the same period ended December 31, 2008, is primarily due to reduced orders from several customers and discontinuation of the Mini Mash Limited Addition Tin. Additionally, during 2008, the Company increased pricing and was unable to do so in 2009. Certain Seasonal Candy customers placed orders earlier this year of approximately $82,000, which are reflected in the prior quarter sales rather than in the current quarter. Seasonal sales for the six months were reduced approximately $90,000 from loss of a customer as well as $27,000 sales not repeated from last year by one customer.

COST OF SALES

The cost of sales decreased $139,246 to $860,984 decreasing to 67% of related revenues for the three months ended December 31, 2009, compared to $1,000,230 or 68% of related revenues for the three months ended December 31, 2008. The cost of sales decreased $79,854 to $1,348,647 or 66% of related revenues for the six months ended December 31, 2009, compared to $1,428,501 or 66% of related revenues for the six months ended December 31, 2008.

Direct costs of goods for materials manufactured and production labor force for the six months ended December 31, 2009, decreased $78,804 to $925,578 as compared to $1,004,382 for the six months ended December 31, 2008, which is a result of no raw material price increases. In addition, new transportation vendors were used, which resulted in a decrease of 13% in freight costs from $124,127 for the six months ended December 31, 2008, to $108,329 for the six months ended December 31, 2009.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

COST OF SALES (CONTINUED)

The Company decreased finished goods inventory for the six months ended December 31, 2009 to $65,858 or 45% from the June 30, 2009 finished goods inventory of $119,116 due to the end of the Company’s busy season. Raw material inventory of $74,902 and packaging materials inventory of $175,665 is 3% higher than the June 30, 2009 inventories of $69,960 raw material and $172,764 packaging materials as a result of purchasing inventory to take advantage of favorable pricing, but not all of this inventory was used during the second quarter ending December 31, 2009.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2009 decreased $21,552 to $135,456, which is 11% of sales, compared to $157,008 or 10% of sales for the three months ended December 31, 2008. Selling expenses for the six months ended December 31, 2009 decreased $23,186 to $207,369, which is 10% of sales, compared to $230,555 or 11% of sales for the six months ended December 31, 2008.

The decrease of $21,552 in selling expenses for the three months ended December 31, 2009 is due to lower commissions and premium promotions being paid and sample costs for the period. Commissions and premium promotions, and sample costs decreased 20% to $91,108 for this period from $114,522 for the three months ended December 31, 2008.

The decrease of $23,186 in selling expenses for the six months ended December 31, 2009 is also due to lower commissions and premium promotions being paid as a result of decreased sales along with sample costs for this period. Commissions and premium promotions, and sample costs decreased 18% to $123,594 for this period from $150,597 for the six months ended December 31, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2009 increased $4,998 to $79,235, and increased to 6% of sales, compared to $74,237 or 5% of sales for the three months ended December 31, 2008. General and administrative expenses for the six months ended December 31, 2009 increased $14,001 to $193,960, and increased to 10% of sales, compared to $179,959 or 8% of sales for the six months ended December 31, 2008. The increased costs are primarily because of a $14,109 increase in employee health and directors insurance.

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $775 for the three months ended December 31, 2009 to $(1,177), compared to $(1,952) for the three months ended December 31, 2008. Other income and expense decreased by $2,631 for the six months ended December 31, 2009 to $(1,986), compared to $(4,617) for the six months ended December 31, 2008 due to a decrease in interest expenses.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2009 of $87,411 as compared to $67,661 for the three months ended December 31, 2008. The Company recorded tax expense for the six months ended December 31, 2009 of $108,622 as compared to the tax expense of $76,793 for the six months ended December 31, 2008. The net tax expense recorded for the three and six months ended December 31, 2009 is primarily due to recognizing taxes related to current profitable operations. The net tax expense recorded for the three and six months ended December 31, 2008 was primarily due to recognizing deferred taxes related to a carryover of operating losses.

NET INCOME

The Company reported a net income for the quarter ended December 31, 2009 of $116,859, compared to a net income of $174,549 for the quarter ended December 31, 2008. This decrease of $57,690 is explained above.

The Company reported a net income for the six months ended December 31, 2009 of $181,429, compared to a net income of $243,669 for the six months ended December 31, 2008. This decrease of $62,240 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2009 and 2008, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2009 was $84,841, which is a decrease of $57,690 as compared to the three months ended December 31, 2008 of $142,531.

Net income applicable to common stockholders for the six months ended December 31, 2009 was $117,393 which is a decrease of $62,240 as compared to the six months ended December 31, 2008 of $179,633. These items are explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2009	2008
Net cash provided by operating activities	$249,106	$435,506
Net cash used in investing activities	$(2,574)	$(12,987)
Net cash used in financing activities	$(14,619)	$(198,222)

The $2,574 of cash used in investing activities was the result of capital expenditures. Management has approximately $226,000 commitment for capital expenditures during the remainder of fiscal 2009. Management has secured financing for $160,050 effective January 4, 2010. The balance of the commitment will be paid with cash funds held by the Company.

The $14,619 of cash used in financing activities includes receipt of $210,000 from its line-of-credit, which has been paid in full as of December 31, 2009 and its payments on the vehicle loans. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Chase does have $250,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates used in preparing these condensed consolidated financial statements include those assumed in computing the carrying value of equipment and allowance for doubtful trade receivables. Accordingly, actual results could differ from those estimates. Any changes in estimates are recorded in the period in which they become known.

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

Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due the Company could be adversely affected. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for doubtful accounts.

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

ITEM 3	-	QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4T.	-	CONTROLS AND PROCEDURES

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

a. None

b. The total cumulative preferred stock dividends contingency at December 31, 2009 is $7,116,338.

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

Chase General Corporation and Subsidiary
(Registrant)

February 11, 2010		/s/ Barry M. Yantis
Date	By:	Barry M. Yantis
Chairman of the Board, Chief Executive Officer, President and Treasurer