Form 10-Q
period 2010-03-31
CHASE GENERAL CORP
filed 2010-05-14
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q

For the Nine Months Ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash and cash equivalents	$260,785	$28,771
Trade receivables, net (less allowance for doubtful accounts, March 31, 2010 - $16,636 and June 30, 2009 - $15,736)	217,356	229,909
Inventories:
Finished goods	58,058	119,116
Goods in process	13,954	4,932
Raw materials	112,075	69,960
Packaging materials	187,534	172,764
Prepaid expenses	119,952	16,858
Deferred income taxes	3,664	4,626

Total current assets	973,378	646,936

PROPERTY AND EQUIPMENT - NET	274,587	328,482

TOTAL ASSETS	$1,247,965	$975,418

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)

CURRENT LIABILITIES

Accounts payable	$86,731	$158,570
Current maturities of notes payable	174,030	30,142
Accrued expenses	17,779	15,487
Deferred income	1,299	1,299
Income taxes payable	86,494	185

Total current liabilities	366,333	205,683

LONG-TERM LIABILITIES

Deferred income	18,181	19,155
Notes payable, less current maturities	20,302	42,604
Deferred income taxes	16,352	21,986

Total long-term liabilities	54,835	83,745

Total liabilities	421,168	289,428

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,062,500 and $2,040,000 respectively)	500,000	500,000
Series B (liquidation preference $2,017,500 and $1,995,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,711,900 and $4,668,001 respectively)	1,170,660	1,170,660
Series B (liquidation preference $767,896 and $760,741 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,639,199)	(5,780,006)

Total stockholders’ equity	826,797	685,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,247,965	$975,418

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2010	2009

NET SALES	$441,877	$395,000

COST OF SALES	382,473	331,822

Gross profit on sales	59,404	63,178

OPERATING EXPENSES

Selling	58,946	66,478
General and administrative	66,846	64,867
(Gain) on sale of equipment	—	(6,762)

Total operating expenses	125,792	124,583

Income (loss) from operations	(66,388)	(61,405)

OTHER INCOME (EXPENSE)	(834)	(23)

Net income (loss) before income taxes	(67,222)	(61,428)

(BENEFIT) FOR INCOME TAXES	(26,600)	(36,717)

NET (LOSS)	(40,622)	(24,711)

Preferred dividends	(32,018)	(32,018)

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(72,640)	$(56,729)

NET (LOSS) PER SHARE OF COMMON STOCK - BASIC	$(.07)	$(.06)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31
	2010	2009

NET SALES	$2,483,890	$2,553,842

COST OF SALES	1,731,120	1,760,323

Gross profit on sales	752,770	793,519

OPERATING EXPENSES

Selling	266,315	297,033
General and administrative	260,806	244,826
(Gain) on sale of equipment	—	(12,014)

Total operating expenses	527,121	529,845

Income from operations	225,649	263,674

OTHER INCOME (EXPENSE)	(2,820)	(4,640)

Net income before income taxes	222,829	259,034

PROVISION FOR INCOME TAXES	82,022	40,076

NET INCOME	140,807	218,958

Preferred dividends	(96,054)	(96,054)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$44,753	$122,904

NET INCOME PER SHARE OF COMMON STOCK -
BASIC	$.05	$.13

DILUTED	$.02	$.06

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140,807	$218,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,469	51,800
Allowance for bad debts	900	900
Deferred income amortization	(973)	(975)
Deferred income taxes	(4,672)	29,716
(Gain) on sale of equipment	—	(12,041)
Effects of changes in operating assets and liabilities:
Trade receivables	11,653	87,915
Other receivable	—	(11,000)
Inventories	(4,849)	11,141
Prepaid expenses	(103,094)	(12,946)
Accounts payable	(71,839)	21,723
Accrued expenses	2,292	(271)
Income taxes payable	86,309	10,360

Net cash provided by operating activities	113,003	395,280

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	24,000
Purchases of property and equipment	(2,574)	(74,577)

Net cash (used in) investing activities	(2,574)	(50,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	210,000	145,000
Principal payments on line-of-credit	(210,000)	(195,000)
Proceeds from equipment notes payable	143,554	—
Principal payments on notes payable - stockholder	—	(140,000)
Principal payments on vehicles notes payable	(21,969)	(14,015)

Net cash provided by (used in) financing activities	121,585	(204,015)

NET INCREASE IN CASH AND CASH EQUIVALENTS	232,014	140,688

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,771	24,828

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,785	$165,516

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2009 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2010 and for the three months and nine months ended March 31, 2009 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2009. The results of operations for the three and nine months ended March 31, 2010 and cash flows for the nine months ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2010. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

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

During the third quarter, Chase adopted FASB accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME (LOSS) PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009

Net income (loss)	$(40,622)	$(24,711)	$140,807	$218,958

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net income (loss) common stockholders	$(72,640)	$(56,729)	$44,753	$122,904

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009

Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings loss per share	$(.07)	$(.06)	$.05	$.13

Diluted earnings per share	$—	$—	$.02	$.06

Cumulative Preferred Stock dividends in arrears at March 31, 2010 and 2009, totaled $7,148,356 and $7,020,284, respectively. Total dividends in arrears, on a per share basis, consist of the following at March 31:

	Nine Months Ended March 31
	2010	2009
6% Convertible
Series A	$15	$15
Series B	15	15

5% Convertible
Series A	61	60
Series B	61	60

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME (LOSS) PER SHARE (CONTINUED)

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

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full with no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2009, a total of $25,000 was reclassified to deferred revenue. Deferred revenue is recognized on a straight-line basis over the lease term of 20 years. During the nine months ended March 31, 2010 and 2009, deferred revenue of $973 and $975, respectively, was amortized into income for each period.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - NOTES PAYABLE

The Company’s long-term debt consists of:

Payee	Terms	March 31, 2010	June 30, 2009

Ford Credit	$1,001 monthly payments including interest of 0%; final payment due March 2011, secured by a vehicle.	$12,004	$21,010

Ford Credit	$573 monthly payments including interest of 6.99%; final payment due July 2012, secured by a vehicle.	15,008	19,039

Honda	$508 monthly payments including interest of 1.9%; final payment due December 15, 2011, secured by a vehicle.	10,484	14,871

Nissan	$557 monthly payments including interest of 3.9%; final payment due April 2012, secured by a vehicle.	13,282	17,826

Nodaway Valley Bank	Lump sum payment, including interest of 6.25%, final payment due June 2010, secured by equipment (maximum financing is $160,050.)	143,554	—

	Total	194,332	72,746
	Less current portion	174,030	30,142

	Long-term portion	$20,302	$42,604

Future minimum payments are:

2010	$174,030
2011	17,523
2012	2,779

Total	$194,332

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - NOTE PAYABLE - BANK

Effective June 30, 2009, the Company had a $250,000 line-of-credit agreement which expired on January 3, 2010. The line-of-credit agreement was renewed on that date to extend until January 3, 2011 with a variable interest rate at prime. The line-of-credit is collateralized by certain equipment. At March 31, 2010 and June 30, 2009, there was no outstanding balance on the line-of-credit.

NOTE 6 - INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of FASB ASC - 740-10. The Company had no unrecognized tax benefits as of the date of adoption, the income tax positions taken for open years are appropriately stated and supported for all open years.

As of June 30, 2009, the Company had a net operating loss carryforward of approximately $4,512 and unused contributions carryforward of $874 of which the Company’s profit for the nine months ended March 31, 2010 absorbed these amounts.

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended March 31
	2010	2009

Cash paid for:
Interest	$3,346	$5,802
Income taxes	385	—

Non-cash transaction:
Financing of new vehicles	—	60,556

Reclass of forgivable loan to deferred income	—	10,000

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009 and Nine Months Ended March 31, 2010 Compared with Nine Months Ended March 31, 2009

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2010	2009	2010	2009

Net sales	100%	100%	100%	100%

Cost of sales	87	84	70	69

Gross profit	13	16	30	31

Operating expenses	28	32	21	21

Income (loss) from operations	(15)	(16)	9	10
Net income (loss) before income taxes	(15)	(15)	9	10
Provision (benefit) for income taxes	(6)	(9)	3	2

Net income (loss)	(9)%	(6)%	6%	8%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales increased $46,877 or 12% for the three months ended March 31, 2010 to $441,877 compared to $395,000 for the three months ended March 31, 2009. Gross sales for Chase Candy decreased $4,060 to $392,532 for the three months ended March 31, 2010 compared to $396,592 for 2009. Gross sales for Seasonal Candy increased $49,220 to $56,994 for the three months ended March 31, 2010 compared to $7,774 for 2009.

Net sales decreased $69,952 or 3% for the nine months ended March 31, 2010 to $2,483,890 compared to $2,553,842 for the nine months ended March 31, 2009. Gross sales for Chase Candy decreased $30,951 to $1,290,358 for the nine months ended March 31, 2010 compared to $1,321,309 for 2009. Gross sales for Seasonal Candy decreased $45,469 to $1,223,114 for the nine months ended March 31, 2010 compared to $1,290,358 for 2009.

The net 12% sales increase of $46,877 for the three months ended March 31, 2010, over the same period ended March 31, 2009 is primarily due to orders from a new customer. In addition, sales returns and allowances decreased $5,120 or 31% from $16,614 for the three months ended March 31, 2009 to $11,495 for the three months ended March 31, 2010.

The 3% decrease in net sales of $69,952 for the nine month period ended March 31, 2010, over the same period ended March 31, 2009 is primarily due to reduced orders from several customers and discontinuation of the Mini Mash Limited Addition Tin. Additionally, during 2009, the Company increased pricing and was unable to do so in 2010. Seasonal sales for the nine months were reduced approximately $90,000 from loss of a customer, but this loss was offset by additional sales of $48,000 from the clamshell product line.

COST OF SALES

The cost of sales increased $50,651 to $382,473 increasing to 87% of related revenues for the three months ended March 31, 2010, compared to $331,822 or 84% of related revenues for the three months ended March 31, 2009. The cost of sales decreased $29,203 to $1,731,120 increasing to 70% of related revenues for the nine months ended March 31, 2010, compared to $1,760,323 or 69% of related revenues for the nine months ended March 31, 2009.

The increase in cost of sales for the three months ended March 31, 2010 is a 15% increase from the three months ended March 31, 2009. Direct costs of goods for materials manufactured and production labor force increased $19,920 to $225,223 for the three months ended March 31, 2010 as compared to $205,303 for the three months ended March 31, 2009, which is the result of a bonus award to a long time retiring employee.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)

Direct costs of goods for materials manufactured and production labor force for the nine months ended March 31, 2010, decreased $58,884 to $1,150,801 as compared to $1,209,685 for the nine months ended March 31, 2009, which is a result of no raw material price increases. In addition, new transportation vendors were used which resulted in a decrease of 18% in freight costs from $145,014 for the nine months ended March 31, 2009 to $119,123 for the nine months ended March 31, 2010.

The Company decreased finished goods inventory for the three months ended March 31, 2010 to $58,058 or 51% from the June 30, 2009 finished goods inventory of $119,116 due to the end of the Company’s busy season. Raw material inventory of $112,075 and packaging materials inventory of $187,534 is 23% higher than the June 30, 2009 inventories of $69,960 raw material and $172,764 packaging materials as a result of purchasing inventory to take advantage of favorable pricing, but not all of this inventory was used during the third quarter ending March 31, 2010.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2010 decreased $7,532 to $58,946, which is 13% of sales, compared to $66,478 or 17% of sales for the three months ended March 31, 2009. Selling expenses for the nine months ended March 31, 2010 decreased $30,718 to $266,315, which is 11% of sales, compared to $297,033 or 12% of sales for the nine months ended March 31, 2009.

The decrease of $7,532 in selling expenses for the three months ended March 31, 2010 is due to lower commissions, premium promotions and sample costs for the period. Commissions, premium promotions, and sample costs decreased 48% to $14,584 for this period from $28,047 for the three months ended March 31, 2009.

The decrease of $30,718 in selling expenses for the nine months ended March 31, 2010 is also due to lower commissions, premium promotions and sample costs for this period. Commissions, premium promotions, and sample costs decreased 23% to $138,178 for this period from $178,644 for the nine months ended March 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2010 increased $1,979 to $66,846, which is 15% of sales, compared to $64,867 or 16% of sales for the three months ended March 31, 2009. General and administrative expenses for the nine months ended March 31, 2010 increased $15,980 to $260,806, which is 10% of sales, compared to $244,826 or 10% of sales for the nine months ended March 31, 2009. The increased costs are primarily because of a $16,936 increase in employee health and directors insurance.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $811 for the three months ended March 31, 2010 to $(834), compared to $(23) for the three months ended March 31, 2009. Other income and expense increased by $1,820 for the nine months ended March 31, 2010 to $(2,820), compared to $(4,640) for the nine months ended March 31, 2009. This was primarily due to a decrease in interest expense since there was no stockholder note payable during the current year.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded a tax (benefit) for the three months ended March 31, 2010 of $(26,600) as compared to $(36,717) for the three months ended March 31, 2009. The Company recorded a tax provision for the nine months ended March 31, 2010 of $82,022 as compared to $40,076 for the nine months ended March 31, 2009. The net tax expense recorded for the nine months ended March 31, 2010 is primarily due to recognizing taxes related to current profitable operations. The Company had incurred losses in the years ending June 30, 2007 and 2008, which was not available to carry back to obtain previously paid income taxes. These losses were utilized against taxable income for the nine months ended March 31, 2009. The net change in deferred taxes for the three months and nine months ended March 31, 2010 was $1,943 and $4,672, respectively.

NET INCOME (LOSS)

The Company reported a net loss for the quarter ended March 31, 2010 of $(40,622), compared to a net loss of $(24,711) for the quarter ended March 31, 2009. This increase in losses of $15,911 is explained above.

The Company reported a net income for the nine months ended March 31, 2010 of $140,807, compared to a net income of $218,958 for the nine months ended March 31, 2009. This decrease of $78,151 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and nine months ended March 31, 2010 and 2009, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders for the three months ended March 31, 2010 was $(72,640), which is an increase in losses of $15,911 as compared to the three months ended March 31, 2009 of $(56,729).

Net income applicable to common stockholders for the nine months ended March 31, 2010 was $44,753 which is a decrease of $78,151 as compared to the nine months ended March 31, 2009 of $122,904. These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2010	2009
Net cash provided by operating activities	$113,003	$395,280
Net cash used in investing activities	$(2,574)	$(50,577)
Net cash used in financing activities	$121,585	$(204,015)

The $2,574 of cash used in investing activities was the result of capital expenditures. Management has approximately $226,000 commitment for capital expenditures during the remainder of fiscal 2010 of which $110,507 has been paid to date as the equipment is being built with expectation to be placed in service by June 30, 2010. Management secured financing for $160,050 effective January 4, 2010 towards this commitment and the balance will be paid with cash funds held by the Company.

The $121,585 of cash used in financing activities includes receipt of $210,000 from its line-of-credit, which was paid in full as of December 31, 2009, payments on the vehicle loans of $21,969 and receipt of $143,554 from the financing committed January 4, 2010. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Chase does have $250,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

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

CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

During the third quarter, Chase adopted FASB accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	None

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2010 is $7,148,356.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 14, 2010	/s/ Barry M. Yantis
Date	By: Barry M. Yantis
Chairman of the Board, Chief Executive Officer, President and Treasurer