Form 10-K
period 2010-06-30
CHASE GENERAL CORP
filed 2010-09-27
CIK 15357

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2010

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

As of September 15, 2010 there were 969,834 shares of Common Stock $1.00 par value, outstanding.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2010

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

PRINCIPAL PRODUCTS AND SERVICES AND METHODS OF DISTRIBUTION

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. The products of both divisions are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by Management and, accordingly, is not available for inclusion in this filing.

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

(7) 24 - 12 oz. clamshell containers

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

All products are shipped to customers by commercial haulers.

COMPETITION AND MARKET AREA

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2010 and 2009, this division accounted for 58% and 59%, respectively, of the consolidated revenue of Dye Candy Company.

The Seasonal Candy Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2010 and 2009, the division accounted for 42% and 41%, respectively, of the consolidated revenue of Dye Candy Company.

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

The confectionery market for the type of product produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery (candy) industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Crown Candy Company, Vermico Candy Company, and the Seasonal Candy Division of Dye Candy Company with approximately 70% of the market share among them. In the United States Old Dominion has approximately 80% of the market share of the peanut candy business in which the Seasonal Candy Division operates. Dye Candy Company sells approximately 95% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Dye Candy Company’s market share in the coconut industry does not vary significantly from year to year.

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

RESEARCH AND DEVELOPMENT

The Company has not developed any new products during fiscal years ending June 30, 2010 and 2009.

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

EMPLOYEES

As of June 30, 2010, the Company had 19 full time employees and one through a temporary agency. There were 13 in manufacturing, 2 in maintenance, 1 1/2 in sales and marketing and 3 1/2 in finance and administration. This expands to approximately 31 full time personnel during the two busy production seasons of spring and fall.

CUSTOMERS

For the years ending June 30, 2010 and 2009, Associated Wholesale Grocers accounted for 22% and 27% of gross sales, and 8% and 18%, respectively, of accounts receivable. For the years ending June 30, 2010 and 2009, Wal-Mart and its affiliates accounted for 17% each year of gross sales, and 44% and 31%, respectively, of accounts receivable. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2010 and 2009.

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

Item 1A	RISK FACTORS

Not applicable to smaller reporting company.

Item 1B	UNRESOLVED STAFF COMMENTS

The Company has not received SEC staff comments on a periodic report more than 180 days before its year-end.

Item 2	PROPERTY

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

Chase General Office and Dye Candy Company Operating Plant - The building located at 1307 South 59th, St. Joseph, Missouri contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity owned by the Vice-President and Director of the Company and his spouse. The annual rental of this facility was $78,000 for each year ended June 30, 2010 and 2009.

The net book value of our premises, land and office, and production equipment was $512,069 and $328,482, respectively, for fiscal years ending June 30, 2010 and 2009.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2010.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 15, 2010, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

Not applicable to a smaller reporting company.

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

OVERVIEW

During fiscal year ended 2010, the Company’s net sales were $2,940,935 for fiscal year ended June 30, 2010, as compared to net sales of $3,101,004 for fiscal year ended June 30, 2009. This 5.1% decrease in volume resulted in decreased profitability during the year, as reflected in net income before income taxes of $177,817 for fiscal year 2010 compared to $230,708 for fiscal year 2009. Working capital increased $101,818 to $543,071 for the current year from $441,253 for the fiscal year 2009 due to increases in cash and inventory, and a decrease in accounts payable.

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

GENERAL (CONTINUED)

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

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations for each of the fiscal years ended June 30, 2010 and 2009, respectively:

	2010	2009
Net sales	100.00%	100.00%
Cost of sales	71.70	70.63

Gross profit	28.30	29.37
Selling expense	11.13	11.89
General and administrative expense	10.99	10.29

Income from operations	6.18	7.19
Other income (expense), net	(.13)	.25

Income before income taxes	6.05	7.44
Provision for (benefit from) income taxes	2.41	1.24

Net income	3.64	6.20
Preferred dividends	(4.35)	(4.13)

Income (loss) applicable to common stockholders	(.71)%	2.07%

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009

NET SALES

During the year ended June 30, 2010, sales, net of returns and allowances, decreased 5.2% as compared to the year ended June 30, 2009. Gross sales for Chase Candy products decreased $128,586 or 6.94% to $1,724,959 for the year ended June 30, 2010 compared to $1,853,545 for 2009. Gross sales for seasonal candy decreased $42,934 or 3.31% for the year ended June 30, 2010 to $1,253,258 compared to $1,296,192 for 2009.

The 5.4% decrease in net sales of $160,069 for the year ended June 30, 2010, over the same period ended June 30, 2009, was due to several factors. Increased competition from national brands and sales reductions of two key customers, that contributed to an overall decrease. In addition, there was a timing issue where June 2009 sales were not repeated until July 2010. The seasonal candy had improved merchandising displays at customer retail locations but also had the loss of approximately $90,000 in sales to a major customer, while selling approximately $44,000 sales to a new customer, which resulted in sales declines overall.

The Company’s returns and allowances decreased $16,951 or 25.4% for the year ended June 30, 2010, compared to the year ended June 30, 2009.

COST OF SALES

Cost of sales for the year ended June 30, 2010, as compared to the year ended June 30, 2009, decreased by 3.72%. The cost of sales decreased $81,430 to $2,108,743 while increasing to 71.70% of related revenues for the year ended June 30, 2010, compared to $2,190,173 or 70.63% of related revenues for the year ended June 30, 2009.

The dollar decrease in cost of sales for the year ended June 30, 2010 was the result of raw material costs of $967,413 decreasing 13.75% or $154,161 for year ended June 30, 2010, as compared to $1,121,574 for year ending 2009. This decrease is a direct result of a reduction in production and limited raw material price increases.

Labor costs including wages, vacation pay and payroll taxes of $433,663 for the year ended June 30, 2010 increased 6.1% or $24,974 as compared to $408,689 for the period ending 2009. Included in the increase was a $10,000 bonus award to a long-time retiring employee.

In addition, new transportation vendors were used which resulted in a decrease of $28,855 or 15.71% in freight costs from $154,824 for the year ended June 30, 2010 as compared to $183,679 for the year ended June 30, 2009.

GROSS PROFIT

The gross margin decreased 8.63% or $78,639 to $832,192 decreasing to 28.3% of related revenues for the year ended June 30, 2010, as compared to $910,831 or 29.37% of related revenues for the year ended June 30, 2009, as a result of the overall net decrease in net sales over cost of sales.

Finished goods inventory as of June 30, 2010 of $104,022 decreased $15,094 or 12.67% of the June 30, 2009 finished goods inventory of $119,116. Raw material inventory of $109,027 and packaging materials inventory of $186,420 is 21.72% higher than the June 30, 2009 inventories of $69,960 and $172,764, respectively, as a result of continuing to purchase inventory at competitive prices for the forthcoming busy season that starts September 1, 2010.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2010 decreased $41,329 to $327,413, which is 11.13% of sales, compared to $368,742 or 11.89% of sales for the year June 30, 2009. This decrease is primarily due to lower commissions being paid as a result of decreased sales along with decreased sample costs and premium promotions for this period. Commissions, sample costs, and premium promotions decreased 25.23% to $154,828 for year ended June 30, 2010, as compared to $207,062 for year ending June 30, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2010 increased $4,183 to $323,221, which is 10.99% of sales, compared to $319,038 or 10.29% of sales for the year ended June 30, 2009. The increased costs are primarily because of an increase in employee health and directors insurance.

INCOME FROM OPERATIONS

Income from operations for the year ended June 30, 2010 is 6.18% of net sales, as compared to 7.19% of net sales for the year ended June 30, 2009 for the reasons described above.

OTHER INCOME (EXPENSE)

Other income and (expense) reflects expense of $(3,742) for the year ended June 30, 2010, as compared to income of $7,657 for the year ended June 30, 2009. This decrease of $11,399 was primarily due to a gain from sale of automobiles of $12,014 reported for the year ended June 30, 2009 and didn’t repeat for fiscal year 2010.

INCOME BEFORE INCOME TAXES

Income before income taxes was $177,816 for the year ended June 30, 2010, as compared to $230,708 for the year ended June 30, 2009. The reasons for the decrease of $52,892 have been discussed above.

PROVISION FOR INCOME TAXES

The Company recorded a tax expense for the year ended June 30, 2010 of $70,867, as compared to a tax expense of $38,459 for the year ended June 30, 2009. The tax expense for the year ended June 30, 2010 is a result of operations discussed above. The Company had incurred losses for 2008 and 2007, which were not available to carryback to obtain previously paid income taxes. This loss carryforward was utilized against taxable income for the year ended June 30, 2009.

NET INCOME

Net income for the year ended June 30, 2010 was $106,949, compared to net income for year ended June 30, 2009 of $192,249. This decrease of $85,300 is the result of those items discussed above.

PREFERRED DIVIDENDS

Preferred dividends were $128,072 for the years ended June 30, 2010 and 2009, which reflect additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A & B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders was $(21,123) for the year ended June 30, 2010, which is a decrease of $85,300 as compared to net income of $64,177 for the year ended June 30, 2009 for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

The table below presents the summary of cash flow for the fiscal year indicated.

	2010	2009
Net cash provided by operating activities	$203,958	$267,690
Net cash used in investing activities	$(260,770)	$(52,198)
Net cash provided by (used in) financing activities	$134,549	$(210,829)

Operating Activities

The positive cash flow of $203,958 generated from operations is a result of the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. Raw materials inventory increased $39,067 from June 30, 2009 to June 30, 2010. The current year increase can be attributed to the efforts of the Company watching markets for these commodities, and making purchases at more favorable prices prior to the start of busy season.

Packaging materials are purchased in large volumes and carried for several years due to the high cost from suppliers to cut dies and print materials. Therefore, when supplier pricing remains consistent over the years and is not predicted to increase, the Company utilizes its present inventory supply without making additional purchases necessary to lock in pricing. Packaging materials inventory increased $13,656 at June 30, 2010 from June 30, 2009.

Finished goods inventory decrease $15,094 from June 30, 2009 to June 30, 2010. This decrease was due to lower customer orders at the end of fiscal year June 30, 2010 than at the end of fiscal year June 30, 2009. Goods in process remained comparable to prior years.

Investing Activities

The $260,770 of cash used in investing activities was the result of net capital expenditures and disposal of equipment for the current fiscal year. The Company continues to write off equipment that is no longer useful to the operations of the Company. Purchases of $260,771 of machinery and equipment and $137,473 were made during the years ended June 30, 2010 and 2009, respectively. Depending on results of operations and cash flows, the Company is hoping to replace two cookers at an anticipated cost of $40,000 in the next several years, with no set target date. Equipment purchased for the current year includes the acquisition of a new mini mash wrapper machine for $249,161.

Financing Activities

The Company borrowed $210,000 and $145,000, respectively, on its line-of-credit during the fall of 2009 and 2008 busy seasons. Payments of $210,000 and $195,000, respectively, were paid for years ending June 30, 2010 and 2009. The Company renewed its $250,000 line-of-credit until January 3, 2011.

The Company financed $163,909, a portion of the mini mash wrapper machine acquired during fiscal year 2010.

LIQUIDITY AND SOURCES OF CAPITAL (CONTINUED)

Vehicle loan payments were $29,360 and $20,829 for years ended June 30, 2010 and 2009, respectively.

Overall cash and cash equivalents increased $77,737 to $106,508 at June 30, 2010 from $28,771 at June 30, 2009.

To date, there are no material commitments by the Company for capital expenditures. At June 30, 2010, the Company’s accumulated deficit was $5,640,047, compared to accumulated deficit of $5,780,006 as of June 30, 2009. Working capital as of June 30, 2010 increased 23.07% to $543,071 from $441,253 as of June 30, 2009.

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

During the third quarter, Chase adopted FASB accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements. Because this update affects the disclosure and not the accounting treatment for subsequent events, the adoption of this provision did not have a material impact on the Company’s consolidated financial statements.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

During the third quarter, Chase adopted FASB ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820). This ASU requires new disclosures for transfers in and out of Levels 1 and 2, and Activity in Level 3 fair value measurements. The update also clarifies the level disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement related to Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The adoption of the effective portions of this new standard did not have a material impact to the Company’s consolidated financial statements and the Company does not expect a material impact to its consolidated financial statements related to the Level 3 fair value disclosures.

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance in fiscal year 2011 and the Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

CONSOLIDATED FINANCIAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

/s/ Mayer Hoffman McCann P.C
MAYER HOFFMAN MCCANN P.C.

Leawood, Kansas
September 23, 2010

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and 2009

ASSETS

	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$106,508	$28,771
Receivables
Net of allowance for doubtful accounts of $14,891 and $15,736, respectively (Note 12)	164,753	229,909
Inventories:
Finished goods	104,022	119,116
Goods in process	3,730	4,932
Raw materials	109,027	69,960
Packaging materials	186,420	172,764
Prepaid expenses	4,959	16,858
Deferred income taxes (Note 7)	5,844	4,626

Total current assets	685,263	646,936

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	85,738	85,738
Machinery and equipment	1,029,093	771,330
Trucks and autos	139,601	139,601
Office equipment	37,027	36,471
Leasehold improvements	71,481	71,481

Total	1,397,940	1,139,621
Less accumulated depreciation	885,871	811,139

Total property and equipment	512,069	328,482

TOTAL ASSETS	$1,197,332	$975,418

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010	2009
CURRENT LIABILITIES
Accounts payable	$68,734	$158,570
Current maturities of notes payable (Note 3 & 4)	56,820	30,142
Accrued expenses	15,337	15,487
Deferred income (Note 2)	1,299	1,299
Income tax payable	2	185

Total current liabilities	142,192	205,683

LONG-TERM LIABILITIES
Deferred income (Note 2)	17,857	19,155
Notes payable—less current maturities (Note 3)	150,475	42,604
Deferred income taxes (Note 7)	93,869	21,986

Total long-term liabilities	262,201	83,745

Total liabilities	404,393	289,428

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding: (Note 6)
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,070,000 and $2,040,000, respectively)	500,000	500,000
Series B (liquidation preference $2,025,000 and $1,995,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,726,533 and $4,668,001, respectively)	1,170,660	1,170,660
Series B (liquidation preference $770,281 and $760,741, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,673,057)	(5,780,006)

Total stockholders’ equity	792,939	685,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,197,332	$975,418

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2010 and 2009

	2010	2009
NET SALES (NOTE 12)	$2,940,935	$3,101,004

COST OF SALES	2,108,743	2,190,173

Gross Profit	832,192	910,831

OPERATING EXPENSES
Selling expenses	327,413	368,742
General and administrative expenses	323,221	319,038

Total operating expenses	650,634	687,780

Income from operations	181,558	223,051

OTHER INCOME (EXPENSE)
Miscellaneous income	385	14,003
Interest (expense) (Note 3, 4 & 5)	(4,127)	(6,346)

Total other income (expense)	(3,742)	7,657

Income before income taxes	177,816	230,708

PROVISION FOR INCOME TAXES (NOTE 7)	70,867	38,459

NET INCOME	106,949	192,249

Preferred dividends	(128,072)	(128,072)

Net income (loss) applicable to common stockholders	$(21,123)	$64,177

NET INCOME (LOSS) PER SHARE OF COMMON STOCK – (NOTE 8)

BASIC	$(.02)	$.07

DILUTED	$—	$.03

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2010 and 2009

	Prior Cumulative Preferred Stock		Cumulative Preferred Stock		Common Stock	Paid-in Capital	Accumulated Deficit	Total
	Series A	Series B	Series A	Series B

BALANCE , JUNE 30, 2008	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,972,255)	$493,741

Net income	—	—	—	—	—	—	192,249	192,249

BALANCE , JUNE 30, 2009	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,780,006)	685,990

Net income	—	—	—	—	—	—	106,949	106,949

BALANCE , JUNE 30, 2010	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,673,057)	$792,939

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Collections from customers	$3,006,936	$3,081,032
Other income	925	690
Cost of sales, selling, general and administrative expenses paid	(2,799,647)	(2,806,623)
Interest paid	(3,871)	(7,409)
Income taxes paid	(385)	—

Net cash provided by operating activities	203,958	267,690

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of property and equipment	—	24,000
Purchases of property and equipment	(260,770)	(76,918)

Net cash (used in) investing activities	(260,770)	(52,918)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line-of-credit	210,000	145,000
Principal payments on line-of-credit	(210,000)	(195,000)
Proceeds from equipment notes payable	163,909	—
Principal payments on stockholder notes payable	—	(140,000)
Principal payments on vehicle note payable	(29,360)	(20,829)

Net cash provided by (used in) financing activities	134,549	(210,829)

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,737	3,943

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,771	24,828

CASH AND CASH EQUIVALENTS, END OF YEAR	$106,508	$28,771

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2010 and 2009

	2010	2009
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net income	$106,949	$192,249

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,344	71,030
Provision for bad debts	(845)	1,995
Deferred income amortization	(1,299)	(1,299)
Deferred income taxes	70,665	38,274
(Gain) loss on sale of equipment	1,839	(12,014)
Effects of changes in operating assets and liabilities:
Trade receivables	66,001	(19,972)
Inventories	(36,426)	(63,642)
Prepaid expenses	11,899	(10,712)
Accounts payable	(89,836)	73,691
Accrued expenses	(150)	(2,095)
Income tax payable	(183)	185

NET CASH PROVIDED BY OPERATING ACTIVITIES	$203,958	$267,690

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

SEGMENT REPORTING OF THE BUSINESS

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. The products of both divisions are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by Management and, accordingly, has not been disclosed in these consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped is included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2010 and 2009 was $135,109 and $156,489, respectively.

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

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by ASC 740, Income Taxes. As of June 30, 2010, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements.

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

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2010	2009
Shares issuable upon conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B Cumulative Preferred Stock	36,201	36,201

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSE

Advertising is expensed when incurred. Advertising expense was $640 and $750 for the years ended June 30, 2010 and 2009, respectively.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

During the third quarter, Chase adopted FASB accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements. Because this update affects the disclosure and not the accounting treatment for subsequent events, the adoption of this provision did not have a material impact on the Company’s consolidated financial statements.

During the third quarter, Chase adopted FASB ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820). This ASU requires new disclosures for transfers in and out of Levels 1 and 2, and Activity in Level 3 fair value measurements. The update also clarifies the level disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement related to Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The adoption of the effective portions of this new standard did not have a material impact to the Company’s consolidated financial statements and the Company does not expect a material impact to its consolidated financial statements related to the Level 3 fair value disclosures.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. We plan to adopt the new guidance in fiscal year 2011 and the Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

NOTE 2 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2009, a total of $25,000 was reclassified to deferred revenue. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2010 and 2009, deferred revenue of $1,299 was amortized into income for each period.

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

Payee	Terms	2010	2009
Ford Credit	$1,001 monthly payments including interest of 0%; final payment due March 2011, secured by a vehicle.	$9,003	$21,010

Ford Credit	$573 monthly payments including interest of 6.99%; final payment due July 2012, secured by a vehicle.	13,636	19,039

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE (CONTINUED)

Payee	Terms	2010	2009
Honda	$508 monthly payments including interest of 1.9%; final payment due December 15, 2011, secured by a vehicle.	9,007	14,871

Nissan	$557 monthly payments including interest of 3.9%; final payment due April 2012, secured by a vehicle.	11,740	17,826

Nodaway Valley Bank	$3,192, including interest of 6.25%; final payment due June 2015, secured by equipment.	163,909	—

	Total	207,295	72,746
	Less current portion	56,820	30,142

	Long-term portion	$150,475	$42,604

Future minimum payments are:

2011	$56,820
2012	45,768
2013	33,287
2014	34,822
2015	36,598

Total	$207,295

NOTE 4 - NOTE PAYABLE - BANK

Effective January 1, 2009, the Company had a $250,000 line-of-credit agreement which expired on January 1, 2010. This line-of-credit agreement was renewed on that date to extend until January 3, 2011, with a variable interest rate at prime (5.0% at June 30, 2010 and 2009, respectively). The line-of-credit was collateralized by certain equipment. At June 30, 2010 and 2009, there was no outstanding balance on the line-of-credit.

NOTE 5 - NOTE PAYABLE - STOCKHOLDER

The Company borrowed $140,000 from a stockholder/officer during the fiscal year ending June 30, 2009, which were repaid by December 31, 2008. This unsecured loan had no maturity date and carried a 4.5% annual interest rate. Interest expense on stockholder/officer note was $2,534 for the year ending June 30, 2009.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2010 is as follows:

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

Cumulative Preferred Stock dividends in arrears at June 30, 2010 and 2009 totaled $7,180,374 and $7,052,302, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2010 and 2009:

	2010	2009
6% Convertible
Series A	$15.45	$15.15
Series B	15.00	14.70

5% Convertible
Series A	60.75	59.75
Series B	60.75	59.75

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

NOTE 7 - INCOME TAX

The recognition of income tax expense related to uncertain tax provisions is determined under the provisions of FASB ASC-740-10. The Company had no unrecognized tax benefits as of the date of adoption, the income tax provisions taken for open years are appropriately stated and supported for all open years.

As of June 30, 2008, the Company had a net operating loss carryforward of approximately $170,706, of which the Company’s June 30, 2009 profits absorbed $166,194 and 2010 profits absorbed $4,512 of this available net operating loss.

The sources of deferred tax assets and liability at June 30, 2010 and 2009, and the tax effect of each are as follows:

	2010	2009
Deferred tax assets:
Inventories	$174	$120
Trade receivables	5,063	3,357
Contribution carryover	607	1,149
Deferred income	6,513	4,363

Total deferred tax assets	12,357	8,989

Deferred tax liability:
Property and equipment	(100,382)	(26,349)

NET DEFERRED TAX LIABILITY	$(88,025)	$(17,360)

The net deferred tax assets (liability) are presented in the accompanying June 30, 2010 and 2009 balance sheets as follows:

	2010	2009
Current deferred tax asset	$5,844	$4,626
Noncurrent deferred tax liability	(93,869)	(21,986)

NET DEFERRED TAX LIABILITY	$(88,025)	$(17,360)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAX (CONTINUED)

The provision (credit) for income taxes, for the years ended June 30, 2010 and 2009, consists of the following:

	2010	2009
Current tax expense	$202	$185
Deferred tax expense (benefit)	70,665	38,274

	$70,867	$38,459

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2010 and 2009 due to the following:

	2010	2009
Computed “expected” tax (benefit)	$62,236	$80,748
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes, net of federal benefit	5,960	11,896
Other	2,671	(54,185)

	$70,867	$38,459

The Company has unused contributions of $1,771 to carryforward that will expire for tax years ranging from 2011 through 2015.

NOTE 8 - INCOME (LOSS) PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the year as follows:

	2010	2009
Net income	$106,949	$192,249

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net income (loss) - common stockholders	$(21,123)	$64,177

Weighted average of shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic earnings (loss) per share	$(.02)	$.07

Diluted earnings per share	$—	$.03

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2010	2009
Cash paid for:
Interest	$3,871	$7,409
Income taxes	385	—
Non-cash transaction:
Reclass of forgivable loan to deferred income	—	10,000
Financing of new vehicle	—	60,556

NOTE 10 - COMMITMENTS

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity owned by the Vice-President and Director of the Company and his spouse. The period of the lease is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent shall be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2010 and 2009. The amounts are included in cost of sales.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS (CONTINUED)

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2011	$78,000
2012	78,000
2013	78,000
2014	78,000
2015	78,000
Thereafter	760,500

$1,150,500

As of June 30, 2010, the Company had raw materials purchase commitments with three vendors totaling $207,000.

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2010, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

NOTE 12 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2010 and 2009, two customers accounted for 39% and 44%, respectively, of the gross sales. For the year ending June 30, 2010 and 2009, four customers accounted for 77% and 76%, respectively, of accounts receivable.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A(T)	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was effective.

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

(c)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect the Company’s internal controls over financial reporting subsequent to the date of the evaluation.

Item 9B	OTHER INFORMATION

None

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors

Name	Age	Periods of Service as Director	Terms

Barry M. Yantis	65	1980 to present	One year
Brett A. Yantis	42	January 21, 1999 to present	One year
Brian A. Yantis	62	July 16, 1986 to present	One year

Executive Officers

Name	Age	Position	Years of Service as an Officer	Term

Barry M. Yantis	65	President, CEO and Treasurer	31	Until successor elected
Brett A. Yantis	42	Vice-President	8	Until successor elected
Brian A. Yantis	62	Secretary	18	Until successor elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, president and treasurer has been an officer of the Company for thirty-one years, twelve years as vice-president and nineteen years as president. He has been on the board of directors for thirty-one years and has been associated with the candy business for thirty-six years.

Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett was elected vice-president in January 2003. Brett has been associated with the Company for seventeen years.

Brian A. Yantis, secretary has been an officer of the Company since May 1992. He has been associated with the insurance business for thirty-five years and has been a vice-president of Aon Risk Services in Chicago, Illinois during the past twenty-one years.

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

(b)

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option/ SARs (#)	LTIP Payouts	All other Compensation

Barry M. Yantis	1) 06-30-10	$132,000	$—	$3,700	—	—	—	—

Barry M. Yantis	1) 06-30-09	$127,902	$—	$2,635	—	—	—	—

Barry M. Yantis	1) 06-30-08	$121,900	$—	$2,175	—	—	—	—

1)      CEO, President and Treasurer

2)      No other compensation than that which is listed in compensation table.

3)      No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive plan awards table

Not applicable

Item 11	EXECUTIVE COMPENSATION (CONTINUED)

(f)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2010 and 2009, $-0- and $137, respectively, of travel expenses were reimbursed to board member Brian A. Yantis.

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

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2010 and 2009:

	2010	2009
Audit fees:
Mayer Hoffman McCann P.C.	$56,745	$49,332
Audit related fees:
McGladrey & Pullen, LLP	—	2,380
Tax fees	—	—
All other fees	—	—

PART IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

Page
1.	Financial Statements:

	Index to Financial Statements		17

	Consolidated Balance Sheets		19 - 20

	Consolidated Statements of Operations		21

	Consolidated Statements of Stockholders’ Equity		22

	Consolidated Statements of Cash Flows		23 - 24

	Notes to Consolidated Financial Statements		25 - 35

2.	Financial Statements Schedules:

None

3.	Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

	3.1	Articles of Incorporation of Chase General Corporation

	3.2	Bylaws

The following are Exhibits attached or explanations included in “Notes to Financial Statements” in Part II of this report:

	4.	Instruments defining the rights of security holders including indentures—Refer to Note 6.

	11.	Computation of per share earnings—Refer to Note 8.

	14.	Code of Ethics

	21.	Subsidiaries of registrant—Refer to Note 1 of Notes to Financial Statements.

	31.1	Certification of Chief Executive Officer and Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chairman of the Board, Chief Executive Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date: September 23, 2010	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 23, 2010
Barry M. Yantis	President, Treasurer (Principal Executive Officer and Chief Financial and Accounting Officer) and Director

/s/ Brett Yantis		September 23, 2010
Brett Yantis	Vice-President and Director

/s/ Brian A. Yantis		September 23, 2010
Brian A. Yantis	Secretary and Director