Form 10-Q
period 2010-09-30
CHASE GENERAL CORP
filed 2010-11-15
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes [   ]    No [X]

As of October 31, 2010, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash and cash equivalents	$58,406	$106,508
Trade receivables, net of allowance for doubtful accounts of $15,191 and $14,891, respectively	384,657	164,753
Inventories:
Finished goods	360,459	104,022
Goods in process	8,667	3,730
Raw materials	62,377	109,027
Packaging materials	151,272	186,420
Prepaid expenses	2,507	4,959
Deferred income taxes	5,816	5,844

Total current assets	1,034,161	685,263

PROPERTY AND EQUIPMENT - NET	486,329	512,069

TOTAL ASSETS	$1,520,490	$1,197,332

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)

CURRENT LIABILITIES

Accounts payable	$301,897	$68,734
Current maturities of notes payable	53,023	56,820
Notes payable - line-of-credit	40,000	—
Accrued expenses	32,156	15,337
Deferred income	1,299	1,299
Income taxes payable	13,541	2

Total current liabilities	441,916	142,192

LONG-TERM LIABILITIES

Deferred income	17,532	17,857
Notes payable, less current maturities	139,732	150,475
Deferred income taxes	88,996	93,869

Total long-term liabilities	246,260	262,201

Total liabilities	688,176	404,393

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,077,500 and $2,070,000 respectively)	500,000	500,000
Series B (liquidation preference $2,032,500 and $2,025,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,741,166 and $4,726,533 respectively)	1,170,660	1,170,660
Series B (liquidation preference $772,666 and $770,281 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,723	3,134,722
Accumulated deficit	(5,633,683)	(5,673,057)

Total stockholders’ equity	832,314	792,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,520,490	$1,197,332

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30
	2010	2009

NET SALES	$768,836	$760,891

COST OF SALES	517,620	487,663

Gross profit on sales	251,216	273,228

OPERATING EXPENSES

Selling	80,925	71,913
General and administrative	120,327	114,725
(Gain) on sale of equipment	(500)	—

Total operating expenses	200,752	186,638

Income from operations	50,464	86,590

OTHER INCOME (EXPENSE)	(2,396)	(809)

Net income before income taxes	48,068	85,781

PROVISION FOR INCOME TAXES	8,694	21,211

NET INCOME	39,374	64,570

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$7,356	$32,552

NET INCOME PER SHARE OF COMMON STOCK

BASIC	$.01	$.03

DILUTED	$.00	$.02

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,374	$64,570
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	27,091	18,718
Provision for bad debts	300	300
Deferred income amortization	(324)	(324)
Deferred income taxes	(4,845)	(787)
(Gain) on sale of equipment	(500)	—
Effects of changes in operating assets and liabilities:
Trade receivables	(220,204)	(203,203)
Inventories	(179,576)	(194,388)
Prepaid expenses	2,452	10,062
Accounts payable	233,163	119,837
Accrued expenses	16,819	4,748
Income taxes payable	13,539	21,867

Net cash (used in) operating activities	(72,711)	(158,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	500	—
Purchases of property and equipment	(1,351)	(2,574)

Net cash (used in) investing activities	(851)	(2,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	40,000	210,000
Principal payments on notes payable	(14,540)	(7,320)

Net cash provided by financing activities	25,460	202,680

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,102)	41,506

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106,508	28,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$58,406	$70,277

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2010 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2010 and for the three months ended September 30, 2009 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations and cash flows for the three months ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2011. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

During the third quarter 2010, Chase adopted FASB ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820). This ASU requires new disclosures for transfers in and out of Levels 1 and 2, and Activity in Level 3 fair value measurements. The update also clarifies the level disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement related to Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 28, 2011. The adoption of the effective portions of this new standard did not have a material impact on the Company’s consolidated financial statements and the Company does not expect a material impact on its consolidated financial statements related to the Level 3 fair value disclosures.

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an interest in a VIE makes the holder the primary beneficiary of the VIE and whether an entity is a VIE when a triggering event occurs. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance in the first quarter of fiscal year 2011, which did not have a material impact on its consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended September 30
	2010	2009

Net income (loss)	$39,374	$64,570

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net income (loss) applicable to common stockholders	$7,356	$32,552

	Three Months Ended September 30
	2010	2009

Weighted average shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted Average Shares - diluted	2,003,168	2,003,168

Basic earnings per share	$.01	$.03

Diluted earnings per share	$.00	$.02

Cumulative Preferred Stock dividends in arrears at September 30, 2010 and 2009, totaled $7,212,392 and $7,084,320, respectively. Total dividends in arrears, on a per share basis, consist of the following at September 30:

	Three Months Ended September 30
	2010	2009

6% Convertible
Series A	$16	$15
Series B	15	15

5% Convertible
Series A	61	60
Series B	61	60

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

The Company has the privilege of redemption of 5% convertible cumulative preferred stock at $21.00 a share plus unpaid accrued dividends. In the event of voluntary or involuntary liquidation, holders of this stock are entitled to receive $20.00 a share plus unpaid accrued dividends. It may be exchanged for common stock at the option of the shareholders, in the ratio of 3.795 common shares for one share of preferred stock.

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full with no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. A total of $25,000 has been reclassified to deferred revenue. Deferred revenue is recognized on a straight-line basis over the lease term of 20 years. During the three months ended September 30, 2010 and 2009, deferred revenue of $324 was amortized into income for each period.

NOTE 4 - NOTES PAYABLE

The Company’s long-term debt consists of:

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - NOTES PAYABLE (CONTINUED)

Payee	Terms	September 30, 2010	June 30, 2010

Ford Credit	$1,001 monthly payments including interest of 0%; final payment due March 2011, secured by a vehicle.	$6,001	$9,003

Ford Credit	$573 monthly payments including interest of 6.99%; final payment due July 2012, secured by a vehicle.	12,144	13,636

Honda	$508 monthly payments including interest of 1.9%; final payment due December 15, 2011, secured by a vehicle.	7,524	9,007

Nissan	$557 monthly payments including interest of 3.9%; final payment due April 2012, secured by a vehicle.	10,220	11,740

Nodaway Valley Bank	$3,192 including interest of 6.25%; final payment due June 2015, secured by equipment.	156,866	163,909

	Total	192,755	207,295
	Less current portion	53,023	56,820

	Long-term portion	$139,732	$150,475

Future minimum payments are:

	2011	$53,023
	2012	45,768
	2013	33,287
	2014	34,822
	2015	25,855

	Total	$192,755

NOTE 5 - NOTE PAYABLE - LINE-OF-CREDIT

Effective June 30, 2010, the Company had a $250,000 line-of-credit agreement which will expire on January 3, 2011. Currently, the interest rate is 5.5% and is collateralized by certain equipment. At September 30, 2010 and June 30, 2010, the outstanding balance on the line-of-credit was $40,000 and $-0-, respectively.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of FASB ASC - 740-10. The Company had no unrecognized tax benefits as of the date of adoption, the income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the fiscal years ended 2008, 2009 and 2010 are subject to examination by the IRS taxing authority.

As of September 30, 2010, the Company has unused contributions carryforward of $1,400 of which the Company’s profit for the three months ended September 30, 2010 did not fully absorb these amounts.

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended September 30
	2010	2009

Cash paid for:
Interest	$2,544	$1,230
Income taxes	—	131

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended September 30
	2010	2009

Net sales	100%	100%
Cost of sales	67	64

Gross profit	33	36

Operating expenses	26	25

Earnings from operations	7	11
Net earnings before income taxes	6	11
Provision for income taxes	(1)	(3)

Net income	5%	8%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

NET SALES

Net sales increased $7,945 or 1% for the three months ended September 30, 2010 from $760,891 to $768,836. Gross sales for Chase Candy division decreased $16,496 from $442,045 to $425,549. Gross sales for Seasonal Candy division increased $30,006 from $333,366 to $363,372.

The decrease in gross sales, for the three month period ended September 30, 2010 for the Chase Candy division, is due to one customer reducing orders by approximately $17,500. The increase in gross sales for the Seasonal Candy division is due to timing of shipping bulk orders netting approximately $30,000 that were shipped in the second quarter last year.

COST OF SALES

Cost of sales increased $29,957 from $487,663 or 64% of related revenues for the three months ended September 30, 2009, to $517,620 or 67% of related revenues for the three months ended September 30, 2010.

The increase in cost of sales of $29,957 is a 6% increase. Increases included: direct cost of materials of 18% from $379,641 for the three months ended September 30, 2009 to $449,594 for the three months ended September 30, 2010 as a result of increased prices for sugar, peanuts and chocolate of which were not passed along to customers. Freight in/out increased 30% from $41,855 for the three months ended September 30, 2009 to $54,205 for the three months ended September 30, 2010 as a result of having to ship product using refrigeration services since summer temperatures were too high to not use these services. A new plant manager hired in the prior year to replace the manager who retired in December 2009 was a result of indirect labor costs decreasing $13,232 or 18% from $72,304 for the three months ended September 30, 2009 to $59,072 for the three months ended September 30, 2010. Occupancy costs increased $11,984 or 17% from $71,928 for the three months ended September 30, 2009 to $83,912 for the three months ended September 30, 2010 as a result of rising costs for utilities, machinery depreciation and insurance. Change in goods-in-process and finished goods inventory increased $55,794 or 27% from $205,580 for the three months ended September 30, 2009 to $261,374 for the three months ended September 30, 2010 as a result of building up finished goods for product to be delivered in October 2010.

SELLING EXPENSE

Selling expense for the three months ended September 30, 2010 increased $9,012 from $71,913 or 9% of sales, to $80,925 or 11% of sales for the three months ended September 30, 2010. The increase in selling expenses is due to increased commissions, sample and advertising costs. Commissions’ sample and advertising costs increased 25% to $33,004 for this period from $26,504 for the three months ended September 30, 2009.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the three months ended September 30, 2010 increased $5,602 from $114,725 or 15% of sales, to $120,327 or 16% of sales for the three months ended September 30, 2010, primarily for increases in employee health insurance, and website and miscellaneous expenses.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $1,587 for the three months ended September 30, 2010 from $(809), to $(2,396) for the three months ended September 30, 2010 due to an increase in interest expense.

PROVISION FOR INCOME TAXES

The Company recorded tax expense for the three months ended September 30, 2010 of $8,694 as compared to the tax expense of $21,211 for the three months ended September 30, 2009. The net tax expense recorded for the three months ended September 30, 2010 and 2009 is primarily due to recognizing taxes related to current operations.

NET INCOME

The Company reported net income for the three months ended September 30, 2010 of $39,374, compared to $64,570 for the three months ended September 30, 2009. This decrease of $25,126 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2010 and 2009 which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders was $7,356 for the three months ended September 30, 2010 compared to $32,552 for the three months ended September 30, 2009 for the reasons discussed above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, Chase had $58,406 in cash and cash equivalents compared to $106,508 as of June 30, 2010 and $70,277 as of September 30, 2009. Management had to draw $40,000 from its line-of-credit, since this is the start of busy season for Chase as reflected in increased receivables of $220,204, inventories of $179,576, and accounts payable of $233,163.

The table below presents the summary of cash flow for the fiscal period indicated.

	2010	2009

Net cash used in operating activities	$(72,711)	$(158,600)
Net cash used in investing activities	$(851)	$(2,574)
Net cash provided by financing activities	$25,460	$202,680

The $851 of cash used in investing activities was the result of capital expenditures. Management has no material commitments for capital expenditures during the remainder of fiscal 2011. The $25,460 of cash provided by financing activities is the receipt of $40,000 drawn from the line-of-credit net of principal payments on equipment and vehicle loans. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Chase does have $210,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Disclosures about Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of September 30, 2010, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is recorded at cost. The Company’s property and equipment is being depreciated on straight-line and accelerated methods over the following estimated useful lives:

Buildings	39 years
Machinery and equipment	5 – 7 years
Trucks and autos	5 years
Office equipment	5 – 7 years
Leasehold improvements	Lesser of estimated useful life or the lease term

Cash Flows

For purposes of the statements of cash flows, Chase considers all short-term investments purchased with original maturity dates of three months or less to be cash equivalents.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

During the third quarter 2010, Chase adopted FASB ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820). This ASU requires new disclosures for transfers in and out of Levels 1 and 2, and Activity in Level 3 fair value measurements. The update also clarifies the level disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement related to Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The adoption of the effective portions of this new standard did not have a material impact on the Company’s consolidated financial statements and the Company does not expect a material impact on its consolidated financial statements related to the Level 3 fair value disclosures.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an interest in a VIE makes the holder the primary beneficiary of the VIE and whether an entity is a VIE when a triggering event occurs. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance in the first quarter of fiscal year 2011, which did not have a material impact on its consolidated financial statements.

Forward-Looking Information

This report as well as our other reports filed with the Securities and Exchange Commission (“SEC”) contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the ability to adequately pass through to customers unanticipated future increases in raw material costs, decreased demand for products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

CHASE GENERAL CORPORATION AND SUBSIDIARY

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	None

ITEM 1A.	RISK FACTORS

   Not applicable to a smaller reporting company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2010 is $7,212,392.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

November 12, 2010
Date	By: Barry M. Yantis Chairman of the Board, Chief Executive Officer, President and Treasurer