Form 10-Q
period 2010-12-31
CHASE GENERAL CORP
filed 2011-02-14
CIK 15357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q

For the Six Months Ended December 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$468,313	$106,508
Trade receivables, net of allowance for doubtful accounts, of $15,491 and $14,891, respectively	175,710	164,753
Inventories:
Finished goods	60,348	104,022
Goods in process	6,048	3,730
Raw materials	58,841	109,027
Packaging materials	175,215	186,420
Prepaid expenses	21,539	4,959
Deferred income taxes	5,350	5,844

Total current assets	971,364	685,263

PROPERTY AND EQUIPMENT - NET	467,839	512,069

TOTAL ASSETS	$1,439,203	$1,197,332

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable	$89,532	$68,734
Current maturities of notes payable	48,644	56,820
Accrued expenses	9,516	15,337
Deferred income	1,299	1,299
Income taxes payable	93,678	2

Total current liabilities	242,669	142,192

LONG-TERM LIABILITIES

Deferred income	17,207	17,857
Notes payable, less current maturities	126,363	150,475
Deferred income taxes	84,657	93,869

Total long-term liabilities	228,227	262,201

Total liabilities	470,896	404,393

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,085,000 and $2,070,000 respectively)	500,000	500,000
Series B (liquidation preference $2,040,000 and $2,025,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,755,799 and $4,726,533 respectively)	1,170,660	1,170,660
Series B (liquidation preference $775,051 and $770,281 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,497,689)	(5,673,057)

Total stockholders’ equity	968,307	792,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,439,203	$1,197,332

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31
	2010	2009
NET SALES	1,426,702	$1,281,122

COST OF SALES	984,747	860,984

Gross profit on sales	441,955	420,138

OPERATING EXPENSES

Selling	150,046	135,456
General and administrative	76,942	79,235

Total operating expenses	226,988	214,691

Income from operations	214,967	205,447

OTHER INCOME (EXPENSE)	(2,512)	(1,177)

Net income before income taxes	212,455	204,270

PROVISION FOR INCOME TAXES	76,461	87,411

NET INCOME	135,994	116,859

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$103,976	$84,841

NET INCOME PER SHARE OF COMMON STOCK - BASIC	$0.11	$0.09

DILUTED	$0.05	$0.04

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended December 31
	2010	2009
NET SALES	$2,195,538	$2,042,013

COST OF SALES	1,502,367	1,348,647

Gross profit on sales	693,171	693,366

OPERATING EXPENSES

Selling	230,971	207,369
General and administrative	197,269	193,960
(Gain) on sale of equipment	(500)	—

Total operating expenses	427,740	401,329

Income from operations	265,431	292,037

OTHER INCOME (EXPENSE)	(4,908)	(1,986)

Net income before income taxes	260,523	290,051

PROVISION FOR INCOME TAXES	85,155	108,622

NET INCOME	175,368	181,429

Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$111,332	$117,393

NET INCOME PER SHARE OF COMMON STOCK - BASIC	$0.11	$0.12

DILUTED	$0.06	$0.06

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$175,368	$181,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,016	37,594
Allowance for bad debts	600	600
Deferred income amortization	(650)	(649)
Deferred income taxes	(8,718)	(2,729)
(Gain) on sale of equipment	(500)	—
Effects of changes in operating assets and liabilities:
Trade receivables	(11,557)	49,403
Inventories	102,747	39,419
Prepaid expenses	(16,580)	(81,921)
Accounts payable	20,798	(81,022)
Accrued expenses	(5,821)	(3,984)
Income taxes payable	93,676	110,966

Net cash provided by operating activities	404,379	249,106

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	500	—
Purchases of property and equipment	(10,786)	(2,574)

Net cash used in investing activities	(10,286)	(2,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	40,000	210,000
Principal payments on line-of-credit	(40,000)	(210,000)
Principal payments on notes payable	(32,288)	(14,619)

Net cash used in financing activities	(32,288)	(14,619)

NET INCREASE IN CASH AND CASH EQUIVALENTS	361,805	231,913

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106,508	28,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$468,313	$260,684

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2010 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2010 and for the three months and six months ended December 31, 2009 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations for the three and six months ended December 31, 2010 and cash flows for the six months ended December 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2011. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

During the third quarter 2010, Chase adopted FASB ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820). This ASU requires new disclosures for transfers in and out of Levels 1 and 2, and Activity in Level 3 fair value measurements. The update also clarifies the level disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement related to Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 28, 2011. The adoption of the effective portions of this new standard did not have a material impact on the Company’s condensed consolidated financial statements and the Company does not expect a material impact on its condensed consolidated financial statements related to the Level 3 fair value disclosures.

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an interest in a VIE makes the holder the primary beneficiary of the VIE and whether an entity is a VIE when a triggering event occurs. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance in the first quarter of fiscal year 2011, which did not have a material impact on its condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL (CONTINUED)

Management has performed an evaluation of events that have occurred subsequent to December 31, 2010, through the date of filing of this Form 10-Q. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2010.

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Net income	$135,994	$116,859	$175,368	$181,429

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income common stockholders	$103,976	$84,841	$111,332	$117,393

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Weighted average shares - basic	969,834	969,834	969,834	969,834
Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted Average Shares - diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$.11	$.09	$.11	$.12

Diluted earnings per share	$.05	$.04	$.06	$.06

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2010 and 2009, totaled $7,244,410 and $7,116,338, respectively. Total dividends in arrears, on a per share basis, consist of the following at December 31:

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full with no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2009, a total of $25,000 has been reclassified to deferred revenue. Deferred revenue is recognized on a straight-line basis over the lease term of 20 years. During the six months ended December 31, 2010 and 2009, deferred revenue of $650 and $649, respectively, was amortized into income for each period.

NOTE 4 - NOTES PAYABLE

The Company’s long-term debt consists of:

Payee	Terms	December 31, 2010	June 30, 2010
Ford Credit	$1,001 monthly payments including interest of 0%; secured by a vehicle. Note was paid in full during the quarter ending December 31, 2010.	$—	$9,003

Ford Credit	$573 monthly payments including interest of 6.99%; final payment due July 2012, secured by a vehicle.	10,664	13,636

Honda	$508 monthly payments including interest of 1.9%; final payment due December 15, 2011, secured by a vehicle.	6,032	9,007

Nissan	$557 monthly payments including interest of 3.9%; final payment due April 2012, secured by a vehicle.	8,614	11,740

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - NOTES PAYABLE (CONTINUED)

Payee	Terms	December 31, 2010	June 30, 2010
Nodaway Valley Bank	$3,192 monthly payments including interest of 6.25%; final payment due June 2015, secured by equipment.	149,697	163,909

	Total	175,007	207,295
	Less current portion	48,644	56,820

	Long-term portion	$126,363	$150,475

Future minimum payments are:

	2011	$48,644
	2012	38,164
	2013	33,756
	2014	35,927
	2015	18,516

	Total	$175,007

NOTE 5 - NOTE PAYABLE - BANK

Effective June 30, 2009, the Company had a $250,000 line-of-credit agreement which expired on January 3, 2011. The line-of-credit agreement was renewed on that date to extend until January 3, 2012 with a variable interest rate at prime, which was 5% at December 31, 2010. The line-of-credit is collateralized by certain equipment. At December 31, 2010 and June 30, 2010, there was no outstanding balance on the line-of-credit.

NOTE 6 - INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of FASB ASC – 740-10. The Company had no unrecognized tax benefits as of the date of adoption. The income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the fiscal years ended 2008, 2009 and 2010 are subject to examination by the IRS taxing authority.

As of December 31, 2010, the Company has unused contributions carryforward of $1,771 of which the Company’s profit for the six months ended December 31, 2010 fully absorbed this amount.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended December 31
	2010	2009
Cash paid for:
Interest	$6,024	$2,780
Income taxes	197	385

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2010 Compared with Three Months Ended December 31, 2009 and Six Months Ended December 31, 2010 Compared with Six Months Ended December 31, 2009

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2010	2009	2010	2009
Net sales	100%	100%	100%	100%
Cost of sales	69	67	68	66

Gross profit	31	33	32	34
Operating expenses	16	17	20	20

Income from operations	15	16	12	14
Net income before income taxes	15	16	12	14
Provision for income taxes	5	7	4	5

Net income	10%	9%	8%	9%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET SALES

Net sales increased $145,580 or 11% for the three months ended December 31, 2010 to $1,426,702 compared to $1,281,122 for the three months ended December 31, 2009. Gross sales for Chase Candy decreased $13,131 to $442,650 for the three months ended December 31, 2010 compared to $455,781 for 2009. Gross sales for Seasonal Candy increased $178,280 to $1,011,034 for the three months ended December 31, 2010 compared to $832,754 for 2009.

The 3% decrease in gross sales of Chase Candy of $13,131 for the three months ended December 31, 2010 over the same period ended December 31, 2009, is primarily due to the discontinuation of the Mini Mash Limited Addition Tin combined with one customer reducing orders approximately $16,100. The 21% increase in gross sales of Seasonal Candy of $178,280 for the three months ended December 31, 2010 over the same period ended December 31, 2009, is primarily due to increased orders from one customer totaling approximately $80,000 combined with approximately a $60,000 increase due to shipment during this quarter verses first quarter a year ago.

Net sales increased $153,525 or 8% for the six months ended December 31, 2010 to $2,195,538 compared to $2,042,013 for the six months ended December 31, 2009. Gross sales for Chase Candy decreased $29,627 to $868,199 for the six months ended December 31, 2010 compared to $897,826 for 2009. Gross sales for Seasonal Candy increased $208,286 to $1,374,406 for the six months ended December 31, 2010 compared to $1,166,120 for 2009.

The 3% decrease in gross sales of Chase Candy of $29,627 for the six months ended December 31, 2010 over the same period ended December 31, 2009, is primarily due to the discontinuation of the Mini Mash Limited Addition Tin combined with one customer reducing orders of approximately $33,600. The 18% increase in gross sales of Seasonal Candy of $208,286 for the six months ended December 31, 2010 over the same period ended December 31, 2009, is primarily due to increased orders from two customers totaling $200,000.

COST OF SALES

The cost of sales increased $123,763 to $984,747 increasing to 69% of related revenues for the three months ended December 31, 2010, compared to $860,984 or 67% of related revenues for the three months ended December 31, 2009.

Direct costs of goods for materials manufactured for the three months ended December 31, 2010, increased $102,278 to $637,498 as compared to $535,220 for the three months ended December 31, 2009, which is primarily due to raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers. Direct labor costs for the three months ended December 31, 2010 increased $11,336 to $133,070 as compared to $121,734 for the three months ended December 31, 2009, which is a 9% increase and comparable to a 11% increase in net sales.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

COST OF SALES (CONTINUED)

The cost of sales increased $153,720 to $1,502,367 or 68% of related revenues for the six months ended December 31, 2010, compared to $1,348,647 or 66% of related revenues for the six months ended December 31, 2009.

Direct costs of goods for materials manufactured and net change in inventories for the six months ended December 31, 2010, increased $116,437 to $825,718 as compared to $709,281 for the six months ended December 31, 2009, which is primarily due to raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers. Freight in/out for the six months ended December 31, 2010 increased $5,885 to $97,084 as compared to $91,229 for the six months ended December 31, 2009 as a result of having to ship product using refrigeration services as summer temperatures continued to be high into late fall. Direct labor costs for the six months ended December 31, 2010 increased $32,555 to $279,851 as compared to $247,296 for the six months ended December 31, 2009, which is a 13% increase due to increased bonus payments paid at the end of the busy season.

The Company decreased finished goods inventory for the six months ended December 31, 2010 to $60,348 or 42% from the June 30, 2010 finished goods inventory of $104,022 due to the end of the Company’s busy season. Raw material inventory of $58,841 and packaging materials inventory of $175,215 is 21% lower than the June 30, 2010 inventories of $109,027 raw material and $186,420 packaging materials as a result of not purchasing excess inventory to carry into the next quarter, due to higher pricing.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2010 increased $14,590 to $150,046, which is 11% of sales, compared to $135,456 or 11% of sales for the three months ended December 31, 2009.

The increase of $14,590 in selling expenses for the three months ended December 31, 2010 is primarily due to higher commissions and premium promotions being paid, and sample costs for the period in an effort to increase sales volume. Commissions and premium promotions, and sample costs increased $10,877 to $107,967 for this period from $97,090 for the three months ended December 31, 2009.

Selling expenses for the six months ended December 31, 2010 increased $23,602 to $230,971, which is 11% of sales, compared to $207,369 or 10% of sales for the six months ended December 31, 2009.

The increase of $23,602 in selling expenses for the six months ended December 31, 2010 is primarily due to higher commissions and premium promotions being paid, and sample costs for the period in an effort to increase sales volume. Commissions and premium promotions, and sample costs increased $17,381 to $140,975 for this period from $123,594 for the six months ended December 31, 2009.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2010 decreased $2,293 to $76,942 and decreased to 5% of sales, compared to $79,235 or 6% of sales for the three months ended December 31, 2009. The decreased costs are primarily because of a $2,942 decrease in professional fees offset by a $2,587 increase in office supplies and website expense.

General and administrative expenses for the six months ended December 31, 2010 increased $3,309 to $197,269, or 9% of sales, compared to $193,960 or 10% of sales for the six months ended December 31, 2009. The increased costs are primarily because of a $4,961 increase in office supplies and website expense.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $1,335 for the three months ended December 31, 2010 to $(2,512), compared to $(1,177) for the three months ended December 31, 2009. Other income and expense increased by $2,922 for the six months ended December 31, 2010 to $(4,908), compared to $(1,986) for the six months ended December 31, 2009 primarily due to an increase in interest expenses.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2010 of $76,461 as compared to $87,411 for the three months ended December 31, 2009. The Company recorded tax expense for the six months ended December 31, 2010 of $85,155 as compared to the tax expense of $108,622 for the six months ended December 31, 2009. The net tax expense recorded for the three and six months ended December 31, 2010 and 2009 is primarily due to recognizing taxes related to current profitable operations.

NET INCOME

The Company reported a net income for the quarter ended December 31, 2010 of $135,994, compared to a net income of $116,859 for the quarter ended December 31, 2009. This increase of $19,135 is explained above.

The Company reported a net income for the six months ended December 31, 2010 of $175,368 compared to a net income of $181,429 for the six months ended December 31, 2009. This decrease of $6,061 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2010 and 2009, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2010 was $103,967, which is an increase of $19,126 as compared to the three months ended December 31, 2009 of $84,841.

Net income applicable to common stockholders for the six months ended December 31, 2010 was $111,332, which is a decrease of $6,061 as compared to the six months ended December 31, 2009 of $117,393. These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2010	2009
Net cash provided by operating activities	$404,379	$249,106
Net cash used in investing activities	$(10,286)	$(2,574)
Net cash used in financing activities	$(32,288)	$(14,619)

The $10,286 of cash used in investing activities was the result of capital expenditures. Management has no material commitments for capital expenditures during the remainder of fiscal 2011. The $32,288 of cash used in financing activities is principal payments on equipment and vehicle loans. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Chase does have $250,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

Disclosures about Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of December 31, 2010, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

Impact of New Accounting Pronouncements

During the third quarter 2010, Chase adopted FASB ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820). This ASU requires new disclosures for transfers in and out of Levels 1 and 2, and Activity in Level 3 fair value measurements. The update also clarifies the level disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The requirement related to Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The adoption of the effective portions of this new standard did not have a material impact on the Company’s condensed consolidated financial statements and the Company does not expect a material impact on its condensed consolidated financial statements related to the Level 3 fair value disclosures.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provisions of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an interest in a VIE makes the holder the primary beneficiary of the VIE and whether an entity is a VIE when a triggering event occurs. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance in the first quarter of fiscal year 2011, which did not have a material impact on its condensed consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	None

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2010 is $7,244,410.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 11, 2011
Date	By: Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer