Form 10-K/A
period 2010-06-30
CHASE GENERAL CORP
filed 2011-03-23
CIK 15357

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2010, originally filed on September 27, 2010 (the “Original 10-K”), of Chase General Corporation, a Missouri corporation (Company). The Company is filing this Amendment to amend Item 8 to include the audit report of the Consolidated Financial Statements and Supplementary Data, which was not included in the Original 10-K. In addition, the Company is including amended Item 9A (T) to modify disclosure controls and procedures.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on September 27, 2010. The Original 10-K has not been amended or updated to reflect events occurring after September 27, 2010, except as specifically set forth in this Amendment.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

For the Year Ended June 30, 2010

PART II
Item 8.	Consolidated Financial Statements and Supplementary Data	16
Item 9A(T)	Controls and Procedures	36

PART IV
Item 15.	Exhibits and Financial Statement Schedules	42
SIGNATURES		48

Item 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 17 through 35 of this Form 10-K.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase General Corporation and Subsidiary as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2010 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 par value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 par value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

	Shares
		Issued and
	Authorized	Outstanding
Common Stock, $1 par value:
Reserved for conversion of Preferred Stock—1,030,166 shares	2,000,000	969,834

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

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2010 and 2009 due to the following:

	2010	2009
Computed “expected” tax (benefit)	$62,236	$80,748
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes, net of federal benefit	5,960	11,896
Other	2,671	(54,185)

	$70,867	$38,459

The Company has unused contributions of $1,771 to carryforward that will expire for tax years ranging from 2011 through 2015.

NOTE 8 - INCOME (LOSS) PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the year as follows:

	2010	2009
Net income	$106,949	$192,249

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net income (loss) - common stockholders	$(21,123)	$64,177

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME (LOSS) PER SHARE (CONTINUED)

	2010	2009
Weighted average of shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic earnings (loss) per share	$(.02)	$.07

Diluted earnings per share	$—	$.03

NOTE 9 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2010	2009
Cash paid for:
Interest	$3,871	$7,409
Income taxes	385	—
Non-cash transaction:
Reclass of forgivable loan to deferred income	—	10,000
Financing of new vehicle	—	60,556

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s principal Chief Executive Officer, who is also the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer, who is also the Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective.

The review performed by Chase General Corporation prior to submission to the Security Exchange Commission did not determine the audit report was omitted and only the auditor’s signature and date of the report were included with the Annual 10-K, June 30, 2010 filing. The Chief Executive Officer, who is also the Chief Financial Officer, has changed internal controls and procedures over financial reporting to require his review and approval of the final copy of the report as completed by RR Donnelly prior to submission to the SEC. Form 10-Q for Fiscal Quarter Ended September 30, 2010 filed November 15, 2010 and Form 10-Q for Fiscal Quarter Ended December 31, 2010 filed February 14, 2011 no audit report was required to be filed. Therefore, Form 10-Q for Fiscal Quarter Ended September 30, 2010 and Form 10-Q for Fiscal Quarter Ended December 31, 2010 are not required to amended at this time.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was not effective.

The Company concluded that the control over financial reporting did not determine the audit report was omitted prior to submission of the Annual 10-K report to the Security Exchange Commission. The Chief Executive Officer, who is also the Chief Financial Officer, has changed the internal control over financial reporting to require his review and approval of the final copy of the report as completed by RR Donnelly prior to submission to the SEC.

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

There was a change in the Company’s internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act”) during the quarter ended June 30, 2010 that affected internal control over financial reporting.

The additional review by the Chief Executive Officer, who is also the Chief Financial Officer, was the only change to internal control over financial reporting as discussed in item (a) and (b) above.

PART IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

Page
1.	Financial Statements:

	Index to Financial Statements	17

	Consolidated Balance Sheets	19 - 20

	Consolidated Statements of Operations	21

	Consolidated Statements of Stockholders’ Equity	22

	Consolidated Statements of Cash Flows	23 - 24

	Notes to Consolidated Financial Statements	25 - 35

3.	The exhibits listed below are filed with this report.

	31.1	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a)/15d – 14(a).

	32.1	Certification of Chief Executive officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.