Form 10-Q
period 2011-03-31
CHASE GENERAL CORP
filed 2011-05-17
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [   ]    No [X]

As of April 30, 2011, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q

For the Nine Months Ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash and cash equivalents	$186,209	$106,508
Trade receivables, net of allowance for doubtful accounts, of $15,791 and $14,891, respectively	131,926	164,753
Inventories:
Finished goods	131,532	104,022
Goods in process	7,503	3,730
Raw materials	95,921	109,027
Packaging materials	207,666	186,420
Prepaid expenses	35,473	4,959
Deferred income taxes	6,256	5,844

Total current assets	802,486	685,263

PROPERTY AND EQUIPMENT - NET	519,947	512,069

TOTAL ASSETS	$1,322,433	$1,197,332

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)

CURRENT LIABILITIES

Accounts payable	$54,345	$68,734
Current maturities of notes payable	56,937	56,820
Accrued expenses	16,663	15,337
Deferred income	1,299	1,299
Income taxes payable	14,760	2

Total current liabilities	144,004	142,192

LONG-TERM LIABILITIES

Deferred income	16,883	17,857
Notes payable, less current maturities	148,798	150,475
Deferred income taxes	113,290	93,869

Total long-term liabilities	278,971	262,201

Total liabilities	422,975	404,393

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,092,500 and $2,070,000 respectively)	500,000	500,000
Series B (liquidation preference $2,047,500 and $2,025,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,764,308 and $4,726,533 respectively)	1,170,660	1,170,660
Series B (liquidation preference $783,560 and $770,281 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,566,538)	(5,673,057)

Total stockholders’ equity	899,458	792,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,322,433	$1,197,332

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2011	2010

NET SALES	376,491	$441,877

COST OF SALES	329,511	382,473

Gross profit on sales	46,980	59,404

OPERATING EXPENSES

Selling	79,655	58,946
General and administrative	86,093	66,846

Total operating expenses	165,748	125,792

Loss from operations	(118,768)	(66,388)

OTHER INCOME (EXPENSE)	(1,272)	(834)

Net loss before income taxes	(120,040)	(67,222)

PROVISION (CREDIT) FOR INCOME TAXES	(51,191)	(26,600)

NET LOSS	(68,849)	(40,622)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(100,867)	$(72,640)

NET LOSS PER SHARE OF COMMON STOCK -

BASIC	$(0.10)	$(0.07)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended March 31
	2011	2010

NET SALES	$2,572,029	$2,483,890

COST OF SALES	1,831,878	1,731,120

Gross profit on sales	740,151	752,770

OPERATING EXPENSES

Selling	310,626	266,315
General and administrative	283,362	260,806
(Gain) on sale of equipment	(500)	—

Total operating expenses	593,488	527,121

Income from operations	146,663	225,649

OTHER INCOME (EXPENSE)	(6,180)	(2,820)

Net income before income taxes	140,483	222,829

PROVISION FOR INCOME TAXES	33,964	82,022

NET INCOME	106,519	140,807

Preferred dividends	(96,054)	(96,054)

Net income applicable to common stockholders	$10,465	$44,753

NET INCOME PER SHARE OF COMMON STOCK -

BASIC	$0.01	$0.05

DILUTED	$0.01	$0.02

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,519	$140,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,297	56,469
Allowance for bad debts	900	900
Deferred income amortization	(974)	(973)
Deferred income taxes	19,009	(4,672)
(Gain) on sale of equipment	(500)	—
Effects of changes in operating assets and liabilities:
Trade receivables	31,927	11,653
Inventories	(39,423)	(4,849)
Prepaid expenses	(30,514)	(103,094)
Accounts payable	(14,389)	(71,839)
Accrued expenses	1,326	2,292
Income taxes payable	14,758	86,309

Net cash provided by operating activities	170,936	113,003

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	500	—
Purchases of property and equipment	(18,425)	(2,574)

Net cash used in investing activities	(17,925)	(2,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	40,000	210,000
Principal payments on line-of-credit	(40,000)	(210,000)
Proceeds from equipment notes payable	—	143,554
Principal payments on notes payable	(73,310)	(21,969)

Net cash provided by (used in) financing activities	(73,310)	121,585

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,701	232,014

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106,508	28,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$186,209	$260,785

The accompanying notes are an integral part of the

condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2010 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2011 and for the three months and nine months ended March 31, 2010 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2010. The results of operations for the three and nine months ended March 31, 2011 and cash flows for the nine months ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2011. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL (CONTINUED)

Management has performed an evaluation of events that have occurred subsequent to March 31, 2011, through the date of filing of this Form 10-Q. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2011.

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010

Net income (loss)	$(68,849)	$(40,622)	$106,519	$140,807

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net income (loss) common stockholders	$(100,867)	$(72,640)	$10,465	$44,753

	Nine Months Ended March 31		Three Months Ended March 31
	2011	2010	2011	2010

Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted Average Shares - diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$(.10)	$(.07)	$.01	$.05

Diluted earnings per share	$—	$—	$.01	$.02

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2011 and 2010 totaled $7,276,428 and $7,148,356, respectively. Total dividends in arrears, on a per share basis, consist of the following at December 31:

	Nine Months Ended March 31
	2011	2010

6% Convertible
Series A	$16	$15
Series B	15	15

5% Convertible
Series A	62	61
Series B	62	61

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full with no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2009, a total of $25,000 has been reclassified to deferred revenue. Deferred revenue is recognized on a straight-line basis over the lease term of 20 years. During the nine months ended March 31, 2011 and 2010, deferred revenue of $974 and $973, respectively, was amortized into income for each period.

NOTE 4 - NOTES PAYABLE

The Company’s long-term debt consists of:

Payee	Terms	March 31, 2011	June 30, 2010

Ford Credit	$1,001 monthly payments including interest of 0%; secured by a vehicle. Note was paid in full during the quarter ending December 31, 2010.	$—	$9,003

Ford Credit	$573 monthly payments including interest of 6.99%; secured by a vehicle. Note was paid in full during quarter ending March 31, 2011.	—	13,636

Ford Credit	$679 monthly payments including interest of 0%; final payment due March 2016, secured by a vehicle.	40,750	—

Ford Credit	$517 monthly payments including interest of 0%; final payment due March 2016, secured by a vehicle.	31,000	—

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - NOTES PAYABLE (CONTINUED)

Payee	Terms	March 31, 2011	June 30, 2010

Honda	$508 monthly payments including interest of 1.9%; final payment due December 15, 2011, secured by a vehicle.	4,535	9,007

Nissan	$557 monthly payments including interest of 3.9%; final payment due April 2012, secured by a vehicle.	7,028	11,740

Nodaway Valley Bank	$3,192 monthly payments including interest of 6.25%; final payment due June 2015, secured by equipment.	122,422	163,909

	Total	205,735	207,295
	Less current portion	56,937	56,820

	Long-term portion	$148,798	$150,475

Future minimum payments for the twelve months ending March 31 are:
	2012	$56,937
	2013	48,441
	2014	50,081
	2015	35,926
	2016	14,350

	Total	$205,735

NOTE 5 - NOTE PAYABLE - BANK

Effective June 30, 2009, the Company had a $250,000 line-of-credit agreement which expired on January 3, 2011. The line-of-credit agreement was renewed on that date to extend until January 3, 2012 with a variable interest rate at prime, which was 5% at March 31, 2011. The line-of-credit is collateralized by certain equipment. At March 31, 2011 and June 30, 2010, there was no outstanding balance on the line-of-credit.

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

As of March 31, 2011, the Company has unused contributions carryforward of $1,771 of which the Company’s profit for the nine months ended March 31, 2011 fully absorbed this amount.

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended March 31
	2011	2010

Cash paid for:
Interest	$8,157	$3,346
Income taxes	197	385

Non-cash transaction:
Financing of vehicles	$71,750	$—

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

The Company’s business, like that of many other confectionary product manufacturers, is seasonal. Historically, the Company has realized more of its revenue and earnings in the fiscal second quarter, which includes the majority of the holiday shopping season, than in any other fiscal quarter.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010 and Nine Months Ended March 31, 2011 Compared with Nine Months Ended March 31, 2010

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010

Net sales	100%	100%	100%	100%
Cost of sales	88	87	71	70

Gross profit	12	13	29	30

Operating expenses	44	28	23	21

Income (loss) from operations	(32)	(15)	6	9
Net income (loss) before income taxes	(32)	(15)	5	9
Provision (credit) for income taxes	(14)	(6)	1	3

Net income (loss)	(18)%	(9)%	4%	6%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

NET SALES

Net sales decreased $65,386 or 15% for the three months ended March 31, 2011 to $376,491 compared to $441,877 for the three months ended March 31, 2010. Gross sales for Chase Candy decreased $12,987 to $379,545 for the three months ended March 31, 2011 compared to $392,532 for 2010. Gross sales for Seasonal Candy decreased $46,350 to $10,644 for the three months ended March 31, 2011 compared to $56,994 for 2010.

The 3% decrease in gross sales of Chase Candy of $12,987 for the three months ended March 31, 2011 over the same period ended March 31, 2010, is primarily due to the net effect of increased sales for the Mini Mash Bag and Cherry Mash Merchandisers of approximately $24,000 combined with the discontinuation of the Mini Mash Limited Addition Tin and one customer reducing orders by approximately $28,000 versus third quarter a year ago. The 81% decrease in gross sales of Seasonal Candy of $46,350 for the three months ended March 31, 2011 over the same period ended March 31, 2010, is primarily due to decreased orders from one customer totaling approximately $45,000 versus third quarter a year ago.

Net sales increased $88,139 or 4% for the nine months ended March 31, 2011 to $2,572,029 compared to $2,483,890 for the nine months ended March 31, 2010. Gross sales for Chase Candy decreased $42,614 to $1,247,744 for the nine months ended March 31, 2011 compared to $1,290,358 for 2010. Gross sales for Seasonal Candy increased $161,936 to $1,385,050 for the nine months ended March 31, 2011 compared to $1,223,114 for 2010.

The 3% decrease in gross sales of Chase Candy of $42,614 for the nine months ended March 31, 2011 over the same period ended March 31, 2010, is primarily due to the discontinuation of the Mini Mash Limited Addition Tin. The 13% increase in gross sales of Seasonal Candy of $161,936 for the nine months ended March 31, 2011 over the same period ended March 31, 2010, is primarily due to increased orders from two customers.

COST OF SALES

The cost of sales decreased $52,962 to $329,511 increasing to 88% of related revenues for the three months ended March 31, 2011, compared to $382,473 or 87% of related revenues for the three months ended March 31, 2010.

The 14% decrease in cost of sales of $52,962 is primarily due to and comparable to the 15% decrease in net sales of $65,386. Direct costs of goods for materials manufactured for the three months ended March 31, 2011, decreased $58,501 to $89,971 as compared to $148,472 for the three months ended March 31, 2010, which is primarily due to decreases in sales. Freight in/out for the three months ended March 31, 2011 decreased $2,321 to $25,573 as compared to $27,894 for the three months ended March 31, 2010, which is primarily due to a decrease in sales. Direct labor costs for the three months ended March 31, 2011 decreased $24,207 to $67,891 as compared to $92,098 for the three months ended March 31, 2010, which is primarily due to a decrease in sales.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

The cost of sales increased $100,758 to $1,831,878 or 71% of related revenues for the nine months ended March 31, 2011, compared to $1,731,120 or 70% of related revenues for the nine months ended March 31, 2010.

Direct costs of goods for materials manufactured and net change in inventories for the nine months ended March 31, 2011, increased $57,936 to $915,689 as compared to $857,753 for the nine months ended March 31, 2010, which is primarily due to raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers. Freight in/out for the nine months ended March 31, 2011 increased $3,534 to $122,657 as compared to $119,123 for the nine months ended March 31, 2010 as a result of having to ship product using refrigeration services as summer temperatures continued to be high into late fall. Direct labor costs for the nine months ended March 31, 2011 increased $8,347 to $347,741 as compared to $339,394 for the nine months ended March 31, 2010, which is a 2% increase due to increased bonus payments paid at the end of the busy season.

The Company increased finished goods inventory during the nine months ended March 31, 2011 to $131,532 or 26% from the June 30, 2010 finished goods inventory of $104,022 as a result of building up finished goods for product to be delivered in April 2011. Raw material inventory of $95,921 is 12% lower than the June 30, 2010 inventories of $109,027 raw material as a result of not purchasing excess raw materials inventory to carry into the next quarter, due to higher pricing. Packaging materials inventory of $207,666 is 11% higher than the June 30, 2010 inventories of $186,420 as a result of purchasing packaging materials inventory to take advantage of favorable pricing, but not all of this inventory was used during the third quarter ending March 31, 2011.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2011 increased $20,709 to $79,655, which is 21% of sales, compared to $58,946 or 13% of sales for the three months ended March 31, 2010.

The increase of $20,709 in selling expenses for the three months ended March 31, 2011 is primarily due to higher commissions and premium promotions being paid, and sample costs for the period in an effort to increase sales volume. Commissions and premium promotions, and sample costs increased $18,464 to $33,048 for this period from $14,584 for the three months ended March 31, 2010.

Selling expenses for the nine months ended March 31, 2011 increased $44,311 to $310,626, which is 12% of sales, compared to $266,315 or 11% of sales for the nine months ended March 31, 2010.

The increase of $44,311 in selling expenses for the nine months ended March 31, 2011 is primarily due to higher commissions and premium promotions being paid, and sample costs for the period in an effort to increase sales volume. Commissions and premium promotions, and sample costs increased $35,845 to $174,023 for this period from $138,178 for the nine months ended March 31, 2010.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2011 increased $19,247 to $86,093 and increased to 23% of sales, compared to $66,846 or 15% of sales for the three months ended March 31, 2010. The increased costs are primarily because of a $5,079 increase in insurance expense, a $6,870 increase in professional fees, a $428 increase in office supplies, and a $2,102 increase in website expense.

General and administrative expenses for the nine months ended March 31, 2011 increased $22,556 to $283,362, or 11% of sales, compared to $260,806 or 10% of sales for the nine months ended March 31, 2010. The increased costs are primarily because of a $6,139 increase in insurance expense, a $5,589 increase in professional fees, a $2,405 increase in office supplies, and a $5,087 increase in website expense.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $438 for the three months ended March 31, 2011 to $(1,272), compared to $(834) for the three months ended March 31, 2010 primarily due to an increase in interest expenses. Other income and (expense) increased by $3,360 for the nine months ended March 31, 2011 to $(6,180), compared to $(2,820) for the nine months ended March 31, 2010 primarily due to an increase in interest expenses.

PROVISION (CREDIT) FOR INCOME TAXES

The Company recorded a tax benefit for the three months ended March 31, 2011 of $(51,191) as compared to $(26,600) for the three months ended March 31, 2010. The net tax benefit recorded for the three months ended March 31, 2011 and 2010 is primarily due to the loss from operations in those periods. The Company recorded tax expense for the nine months ended March 31, 2011 of $33,964 as compared to the tax expense of $82,022 for the nine months ended March 31, 2010. The net tax expense recorded for the nine months ended March 31, 2011 and 2010 is primarily due to recognizing taxes related to current profitable operations. The net change in deferred taxes for the three months and nine months ended March 31, 2011 was $27,727 and $19,009, respectively.

NET INCOME (LOSS)

The Company reported a net loss for the quarter ended March 31, 2011 of $68,849, compared to a net loss of $40,622 for the quarter ended March 31, 2010. This increase of $28,227 is explained above.

The Company reported a net income for the nine months ended March 31, 2011 of $106,519 compared to a net income of $140,807 for the nine months ended March 31, 2010. This decrease of $34,288 is explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS (CONTINUED)

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2011 and 2010, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2011 was $100,867 which is an increase of $28,227 as compared to the three months ended March 31, 2010 of $72,640.

Net income applicable to common stockholders for the nine months ended March 31, 2011 was $10,465, which is a decrease of $34,288 as compared to the nine months ended March 31, 2010 of $44,753. These items are explained above.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2011	2010

Net cash provided by operating activities	$170,936	$113,003
Net cash used in investing activities	$(17,925)	$(2,574)
Net cash provided by (used in) financing activities	$(73,310)	$121,585

The $17,925 of cash used in investing activities was the result of capital expenditures. Management has no material commitments for capital expenditures during the remainder of fiscal 2011. The $73,310 of cash used in financing activities is principal payments on equipment and vehicle loans. Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. Chase does have $250,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

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

Disclosures about Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of March 31, 2011, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

Property and Equipment

Property and equipment are recorded at cost. The Company’s property and equipment are being depreciated on straight-line and accelerated methods over the following estimated useful lives:

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

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (“SEC”), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the ability to adequately pass through customers unanticipated future increases in raw material costs, decreased demand for products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

a.	None

ITEM 1A.	RISK FACTORS

  Not applicable to a smaller reporting company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2011 is $7,276,428.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  None

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

May 17, 2011	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer