Form 10-K
period 2011-06-30
CHASE GENERAL CORP
filed 2011-09-26
CIK 15357

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2011

☐	Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from             to

Commission File Number: 2-5916

Chase General Corporation

(Exact name of registrant as specified in its charter)

Missouri	36-2667734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1307 South 59th, St. Joseph, Missouri	64507
(Address of Principal Executive Offices)	Zip Code

(816) 279-1625

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [  ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [  ]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [  ]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]     No  [X]

The aggregate market value of the shares of common stock held by non-affiliates of the Issuer is not actively traded. Therefore, market value of the stock is unknown as of 60 days prior to the date of this filing.

As of September 15, 2011 there were 969,834 shares of Common Stock $1.00 par value, outstanding.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2011

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

Chase General Corporation was incorporated November 6, 1944 for the purpose of manufacturing confectionery products. In 1970, Chase General Corporation acquired a 100% interest in its wholly-owned subsidiary, Dye Candy Company. (Chase General Corporation and Dye Candy Company are sometimes referred herein as “the Company”). This subsidiary is the main operating company for the reporting entity.

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

DESCRIPTION OF BUSINESS (CONTINUED)

Seasonal Candy Products of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries. These products are distributed in bulk or packaged. Principal products include:

(1) Coconut Bon-Bons	(6) Peanut Brittle
(2) Coconut Stacks	(7) Peanut Clusters
(3) Home Style Poe Fudge	(8) Champion Crème Drops
(4) Peco Flake	(9) Jelly Candies
(5) Peanut Squares	(10) Frosted Pretzels

The Champion Creme Drops, Frosted Pretzels and Jelly Candies are not produced by the Company, but repackaged for wholesale distribution.

All products are shipped to customers by commercial haulers.

COMPETITION AND MARKET AREA

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2011 and 2010, this division accounted for 55% and 58%, respectively, of the consolidated revenue of Dye Candy Company.

The Seasonal Candy Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2011 and 2010, the division accounted for 45% and 42%, respectively, of the consolidated revenue of Dye Candy Company. The Company has no government contracts, foreign operations or export sales. In addition, all domestic sales are primarily in the Midwest region of the United States.

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

The confectionery market for the type of product produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery (candy) industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Crown Candy Company, Vermico Candy Company, and the Seasonal Candy Division of Dye Candy Company with approximately 70% of the market share among them. In the United States, Old Dominion has approximately 80% of the market share of the peanut candy business in which the Seasonal Candy Division operates. Dye Candy Company sells approximately 95% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Dye Candy Company’s market share in the coconut industry does not vary significantly from year to year.

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

RESEARCH AND DEVELOPMENT

The Company has not developed any new products during fiscal years ending June 30, 2011 and 2010.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Raw materials and packaging materials are produced on a national basis with products coming from throughout the United States. Raw materials and packaging materials are generally widely available, depending of course, on common market influences.

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

EMPLOYEES

As of June 30, 2011, the Company had 21 full time employees. There were 13 in manufacturing, 2 in maintenance, 1 plant manager, 1 1/2 in sales and marketing, 2 1/2 in finance and administration, and 1 in general office. This expands to approximately 31 full time personnel during the two busy production seasons of spring and fall.

CUSTOMERS

For the years ending June 30, 2011 and 2010, Associated Wholesale Grocers accounted for 31% and 22% of gross sales, and 36% and 8%, respectively, of accounts receivable. For the years ending June 30, 2011 and 2010, Wal-Mart and its affiliates accounted for 12% and 17%, respectively of gross sales, and 16% and 44%, respectively, of accounts receivable. No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2011 and 2010.

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

The Company has no unresolved SEC staff comments at June 30, 2011.

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

Chase General Office and Dye Candy Company Operating Plant - The building located at 1307 South 59th, St. Joseph, Missouri contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity owned by the Vice-President and Director of the Company and his spouse. The annual rental of this facility was $78,000 for each year ended June 30, 2011 and 2010.

The net book value of our premises, land and office, and production equipment was $497,909 and $512,069, respectively, for fiscal years ending June 30, 2011 and 2010.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2011.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 15, 2011, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

OVERVIEW

During fiscal year ended 2011, the Company’s net sales were $2,996,319, as compared to net sales of $2,940,935 for fiscal year ended June 30, 2010. This 1.9% increase in volume offset by a 4.1% increase in cost of sales resulted in decreased profitability during the year, as reflected in net income before income taxes of $14,748 for fiscal year 2011 compared to $177,816 for fiscal year 2010. Working capital increased $14,893 to $557,964 for the current year from $543,071 for the fiscal year 2010 due to an increase in inventory offset by a decrease in cash and an increase in accounts payable.

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

REVENUE RECOGNITION

The Company recognizes revenues as product is shipped to customers. Net sales are comprised of the total sales billed during the period less the estimated returns, customer allowances, and customer discounts.

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

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations for each of the fiscal years ended June 30, 2011 and 2010, respectively:

	2011	2010

Net sales	100.00%	100.00%
Cost of sales	73.29	71.70

Gross profit	26.71	28.30
Selling expense	12.88	11.13
General and administrative expense	13.09	10.99

Income from operations	.74	6.18
Other income (expense), net	(.25)	(.13)

Income before income taxes	.49	6.05
Provision for (benefit from) income taxes	.18	2.41

Net income	.31	3.64
Preferred dividends	(4.27)	(4.35)

Income (loss) applicable to common stockholders	(3.96)%	(.71)%

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010

NET SALES

During the year ended June 30, 2011, sales, net of returns and allowances, increased $55,384 or 1.88% as compared to the year ended June 30, 2010. Gross sales for Chase Candy products decreased $50,980 or 2.96% to $1,673,979 for the year ended June 30, 2011 compared to $1,724,959 for 2010. Gross sales for seasonal candy increased $149,391 or 11.92% to $1,402,649 for the year ended June 30, 2011 as compared to $1,253,258 for 2010.

The 2.96% decrease in gross sales of Chase Candy of $50,980 for the year ended June 30, 2011 over the same period ended June 30, 2010, is primarily due to the discontinuation of the Mini Mash Limited Edition Tin and decreased orders of the Cherry Mash Bar to two customers offset by increased sales to Cherry Mash merchandisers. The 11.92% increase in gross sales of Seasonal Candy of $149,391 for the year ended June 30, 2011 over the same period ended June 30, 2010, is primarily due to increased orders from two customers.

The Company’s returns and allowances increased $492 or 3.30% for the year ended June 30, 2011, compared to the year ended June 30, 2010.

COST OF SALES

Cost of sales for the year ended June 30, 2011, as compared to the year ended June 30, 2010, increased by 4.14%. The cost of sales increased $87,308 to $2,196,051 while increasing to 73.29 % of related revenues for the year ended June 30, 2011, compared to $2,108,743 or 71.70% of related revenues for the year ended June 30, 2010.

The dollar increase in cost of sales for the year ended June 30, 2011 was the result of raw material costs of $1,169,620 increasing 20.90% or $202,206 for year ended June 30, 2011, as compared to $967,413 for year ending 2010. This increase is primarily due to raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers.

Labor costs including wages, vacation pay and payroll taxes of $440,419 for the year ended June 30, 2011 increased 1.52% or $6,576 as compared to $433,663 for the period ending 2010. The increase was due to increased production.

GROSS PROFIT

The gross margin decreased 3.84% or $31,924 to $800,268 decreasing to 26.71% of related revenues for the year ended June 30, 2011, as compared to $832,192 or 28.3% of related revenues for the year ended June 30, 2010, as a result of the overall increase in cost of sales.

Finished goods inventory as of June 30, 2011 of $263,934 increased $159,912 or 153.73% from the June 30, 2010 finished goods inventory of $104,022. This increase was due to building up inventory when the plant closed for vacation the first of July and the start of the busy season beginning at an earlier date in 2011. In 2010, a new wrapper machine had not been installed in time to start at an earlier date. Raw materials inventory as of June 30, 2011 of $88,490 decreased $20,537 or 18.84% of the June 30, 2010 raw materials inventory of $109,027. This decrease was due to building up a larger finished goods inventory for the start of an earlier busy season.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2011 increased $58,605 to $386,019, which is 17.90% of sales, compared to $327,413 or 11.13% of sales for the year June 30, 2010. This increase is primarily due to higher commissions and premium promotions being paid, and sample costs for the period in an effort to increase sales volume. Commissions and premium promotions, and sample costs increased $44,873 or 28.98% to $199,701 for the year ended June 30, 2011, as compared to $154,828 for the year ending June 31, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2011 increased $68,944 to $392,164, which is 13.09% of sales, compared to $323,221 or 10.99% of sales for the year ended June 30, 2010. The increased costs are primarily because of increases in employee health insurance, directors insurance, and enhancement costs made to the Company’s website.

INCOME FROM OPERATIONS

Income from operations for the year ended June 30, 2011 was 0.74% of net sales, as compared to 6.18% of net sales for the year ended June 30, 2010 for the reasons described above.

OTHER INCOME (EXPENSE)

Other income and (expense) reflects expense of $(7,837) for the year ended June 30, 2011, as compared to expense of $(1,903) for the year ended June 30, 2010. This increase of $5,934 was primarily due to increased interest expense due to financing activities during the year ended June 30, 2010.

INCOME BEFORE INCOME TAXES

Income before income taxes was $14,748 for the year ended June 30, 2011, as compared to $177,816 for the year ended June 30, 2010. The reasons for the decrease of $163,068 have been discussed above.

PROVISION FOR INCOME TAXES

The Company recorded a tax expense for the year ended June 30, 2011 of $5,401, as compared to a tax expense of $70,867 for the year ended June 30, 2010. The tax expense for the year ended June 30, 2011 is a result of operations discussed above.

NET INCOME

Net income for the year ended June 30, 2011 was $9,347, compared to net income for the year ended June 30, 2010 of $106,949. This decrease of $97,602 is the result of those items discussed above.

PREFERRED DIVIDENDS

Preferred dividends were $128,072 for the years ended June 30, 2011 and 2010, which reflect additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A & B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net (loss) applicable to common stockholders was $(118,725) for the year ended June 30, 2011, which is an increase of $97,602 as compared to net loss of $(21,123) for the year ended June 30, 2010 for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

The table below presents the summary of cash flow for the fiscal year indicated.

	2011	2010

Net cash provided by operating activities	$32,643	$203,958
Net cash used in investing activities	$(32,988)	$(260,770)
Net cash provided by (used in) financing activities	$(87,391)	$134,549

Operating Activities

The positive cash flow of $32,643 generated from operations is a result of the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. Finished goods inventory as of June 30, 2011 of $263,934 increased $159,912 or 153.73% of the June 30, 2010 finished goods inventory of $104,022. This increase was due to building up inventory for when the plant closed for vacations the first of July and the start of the busy season beginning at an earlier date in 2011. In 2010, a new wrapper machine was not installed in time to start at an earlier date. Raw materials inventory as of June 30, 2011 of $88,490 decreased $20,537 or 18.84% of the June 30, 2010 raw materials inventory of $109,027. This decrease was due to building up a larger finished goods inventory for the start of an earlier busy season.

Investing Activities

The $32,988 of cash used in investing activities was the net result of capital expenditures and disposal of equipment for the current fiscal year. The Company continues to write off equipment that is no longer useful to the operations of the Company. Machinery and equipment purchases of $33,488 and $260,770 were made during the years ended June 30, 2011 and 2010, respectively. Depending on results of operations and cash flows, the Company has plans to replace two cookers at an anticipated cost of $40,000 in the next several years, with no set target date. Equipment purchased for the 2010 year includes the acquisition of a new mini mash wrapper machine for $249,161.

Financing Activities

The Company borrowed $40,000 and $210,000, respectively, on its line-of-credit during the fall of 2010 and 2009 busy seasons. Payments of $40,000 and $210,000, respectively, were paid for years ending June 30, 2011 and 2010. The Company renewed its $250,000 line-of-credit until January 3, 2012.

The Company financed $71,750 of vehicle purchases during fiscal year 2011.

The Company financed $163,909, a portion of the mini mash wrapper machine acquired during fiscal year 2010.

Loan payments were $87,391 and $29,360 for years ended June 30, 2011 and 2010, respectively.

Overall cash and cash equivalents decreased $87,736 to $18,772 at June 30, 2011 from $106,508 at June 30, 2010.

At June 30, 2011, the Company’s accumulated deficit was $5,663,710, compared to accumulated deficit of $5,673,057 as of June 30, 2010. Working capital as of June 30, 2011 increased 2.74% to $557,964 from $543,071 as of June 30, 2010.

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

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provision of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an interest in a VIE makes the holder the primary beneficiary of the VIE and whether an entity is a VIE when a triggering event occurs. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance in the first quarter of fiscal year 2011, which did not have a material impact on its condensed consolidated financial statements.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 17 through 34 of this Form 10-K.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase General Corporation and Subsidiary as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C

MAYER HOFFMAN MCCANN P.C.

Leawood, Kansas

September 22, 2011

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010

ASSETS

	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$18,772	$106,508
Trade receivables, net of allowance for doubtful accounts, of $15,383 and $14,891, respectively	161,670	164,753
Inventories:
Finished goods	263,934	104,022
Goods in process	3,275	3,730
Raw materials	88,490	109,027
Packaging materials	188,025	186,420
Prepaid expenses	5,047	4,959
Deferred income taxes	6,900	5,844

Total current assets	736,113	685,263

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	85,738	85,738
Machinery and equipment	1,025,118	1,029,093
Trucks and autos	173,486	139,601
Office equipment	37,757	37,027
Leasehold improvements	71,481	71,481

Total	1,428,580	1,397,940
Less accumulated depreciation	930,671	885,871

Total property and equipment	497,909	512,069

TOTAL ASSETS	$1,234,022	$1,197,332

The accompanying notes are an integral part of the

consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
CURRENT LIABILITIES
Accounts payable	$104,796	$68,734
Current maturities of notes payable	54,844	56,820
Accrued expenses	17,210	15,337
Deferred income	1,299	1,299
Income taxes payable	-	2

Total current liabilities	178,149	142,192

LONG-TERM LIABILITIES
Deferred income	16,558	17,857
Notes payable, less current maturities	136,810	150,475
Deferred income taxes	100,219	93,869

Total long-term liabilities	253,587	262,201

Total liabilities	431,736	404,393

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,100,000 and $2,070,000 respectively)	500,000	500,000
Series B (liquidation preference $2,055,000 and $2,025,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,785,065 and $4,726,533 respectively)	1,170,660	1,170,660
Series B (liquidation preference $779,821 and $770,281 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,663,710)	(5,673,057)

Total stockholders’ equity	802,286	792,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,234,022	$1,197,332

The accompanying notes are an integral part of the

consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2011 and 2010

	2011	2010

NET SALES	$2,996,319	$2,940,935

COST OF SALES	2,196,051	2,108,743

Gross profit on sales	800,268	832,192

OPERATING EXPENSES
Selling	386,019	327,413
General and administrative	392,164	323,221
(Gain) loss on sale of equipment	(500)	1,839

Total operating expenses	777,683	652,473

Income from operations	22,585	179,719

OTHER INCOME (EXPENSE)
Miscellaneous income	2,341	2,224
Interest (expense)	(10,178)	(4,127)

Total other income (expense)	(7,837)	(1,903)

Net income before income taxes	14,748	177,816

PROVISION FOR INCOME TAXES	5,401	70,867

NET INCOME	9,347	106,949

Preferred dividends	(128,072)	(128,072)

Net loss applicable to common stockholders	$(118,725)	$(21,123)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC	$(0.12)	$(0.02)

DILUTED	$(0.12)	$(0.02)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the

consolidated financial statements.

CHASE GENERAL CORPORATION AN SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2011 and 2010

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JUNE 30, 2009	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,780,006)	$685,990

Net income	-	-	-	-	-	-	106,949	106,949

BALANCE, JUNE 30, 2010	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,673,057)	$792,939

Net income	-	-	-	-	-	-	9,347	9,347

BALANCE, JUNE 30, 2011	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,663,710)	$802,286

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers	$2,999,402	$3,006,936
Other income	1,299	925
Cost of sales, selling, general and administrative expenses paid	(2,957,426)	(2,799,647)
Interest paid	(10,435)	(3,871)
Income taxes paid	(197)	(385)

Net cash provided by operating activities	32,643	203,958

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	500	-
Purchases of property and equipment	(33,488)	(260,770)

Net cash used in investing activities	(32,988)	(260,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	40,000	210,000
Principal payments on line-of-credit	(40,000)	(210,000)
Proceeds from equipment notes payable	-	163,909
Principal payments on notes payable	(87,391)	(29,360)

Net cash provided by (used in) financing activities	(87,391)	134,549

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,736)	77,737

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	106,508	28,771

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,772	$106,508

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$9,347	$106,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,398	75,344
Allowance for bad debts	492	(845)
Deferred income amortization	(1,299)	(1,299)
Deferred income taxes	5,294	70,665
(Gain) on sale of equipment	(500)	1,839
Effects of changes in operating assets and liabilities:
Trade receivables	2,591	66,001
Inventories	(140,525)	(36,426)
Prepaid expenses	(88)	11,899
Accounts payable	36,062	(89,836)
Accrued expenses	1,873	(150)
Income taxes payable	(2)	(183)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$32,643	$203,958

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

REVENUE RECOGNITION

The Company recognizes revenues as product is shipped to customers. Net sales are comprised of the total sales billed during the period, including shipping and handling charges to customers, less the estimated returns, customer allowances and customer discounts.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped is included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2011 and 2010 was $141,955 and $135,109, respectively.

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

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by ASC 740, Income Taxes. As of June 30, 2011, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements.

EARNINGS PER SHARE

Basic Earnings Per Common Share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Common Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share, diluted earnings per share will be calculated in the same manner as basic earnings per share.

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2011	2010
Shares issuable upon conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B Cumulative Preferred Stock	36,201	36,201

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSE

Advertising is expensed when incurred. Advertising expense was $3,396 and $640 for the years ended June 30, 2011 and 2010, respectively.

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

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities (“VIE”) in response to concerns about the application of certain key provision of pre-existing guidance, including those regarding the transparency of the involvement with a VIE. Specifically, this new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an interest in a VIE makes the holder the primary beneficiary of the VIE and whether an entity is a VIE when a triggering event occurs. In addition, this new guidance requires additional disclosures about the involvement with a VIE and any significant changes in risk exposure due to that involvement. This new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance in the first quarter of fiscal year 2011, which did not have a material impact on its condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. At June 30, 2009, a total of $25,000 was reclassified to deferred revenue. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2011 and 2010, deferred revenue of $1,299 was amortized into income for each period.

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

Payee	Terms	2011	2010

Ford Credit	$1,001 monthly payments including interest of 0%; secured by a vehicle. Note was paid in full during the quarter ending December 31, 2010.	$-	$9,003

Ford Credit	$573 monthly payments including interest of 6.99%; secured by a vehicle. Note was paid in full during quarter ending March 31, 2011.	-	13,636

Ford Credit	$679 monthly payments including interest of 0%; final payment due March 2016, secured by a vehicle.	38,713	-

Ford Credit	$517 monthly payment including interest of 0%; final payment due March 2016, secured by a vehicle.	29,450	-

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE (CONTINUED)

Payee	Terms	2011	2010

Honda	$508 monthly payments including interest of 1.9%; final payment due December 15, 2011, secured by a vehicle.	3,030	9,007

Nissan	$557 monthly payments including interest of 3.9%; final payment due April 2012, secured by a vehicle.	5,425	11,740

Nodaway Valley Bank	$3,192, including interest of 6.25%; final payment due June 2015, secured by equipment.	115,036	163,909

	Total	191,654	207,295
	Less current portion	54,844	56,820

	Long-term portion	$136,810	$150,475

Future minimum payments are:

	2012	$54,844
	2013	48,449
	2014	50,643
	2015	26,956
	2016	10,762

	Total	$191,654

NOTE 4 - NOTE PAYABLE - BANK

Effective January 1, 2010, the Company had a $250,000 line-of-credit agreement which expired on January 3, 2011. This line-of-credit agreement was renewed to extend until January 3, 2012, with a variable interest rate at prime (5.0% at June 30, 2011 and 2010, respectively). The line-of-credit was collateralized by all the Company’s assets. At June 30, 2011 and 2010, there were no outstanding balances on the line-of-credit.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2011 is as follows:

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

Cumulative Preferred Stock dividends in arrears at June 30, 2011 and 2010 totaled $7,308,446 and $7,180,374, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2011 and 2010:

	2011	2010

6% Convertible
Series A	$15.75	$15.45
Series B	15.30	15.00

5% Convertible
Series A	61.75	60.75
Series B	61.75	60.75

The 6% convertible prior cumulative preferred stock may, upon thirty days prior notice, be redeemed by the Corporation at $5.25 a share plus unpaid accrued dividends to date of redemption. In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends. Cumulative preferred stock may be exchanged for common stock at the option of the shareholders in the ratio of 4 common shares for one share of Series A and 3.75 common shares for one share of Series B.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK (CONTINUED)

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

NOTE 6 - INCOME TAX

The recognition of income tax expense related to uncertain tax provisions is determined under the provisions of FASB ASC-740-10. The Company had no unrecognized tax benefits as of the date of adoption. The income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the fiscal years ended 2009, 2010, and 2011 are subject to examination by the IRS taxing authority.

As of June 30, 2009, the Company had a net operating loss carryforward of approximately $4,512 of which the Company’s June 30, 2010 profits were fully absorbed.

The sources of deferred tax assets and liability at June 30, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets:
Inventories	$472	$174
Trade receivables	5,230	5,063
Contribution carryover	1,198	607
Deferred income	6,071	6,513

Total deferred tax assets	12,971	12,357

Deferred tax liability:
Property and equipment	(106,290)	(100,382)

NET DEFERRED TAX LIABILITY	$(93,319)	$(88,025)

The net deferred tax assets (liability) are presented in the accompanying June 30, 2011 and 2010 balance sheets as follows:

	2011	2010

Current deferred tax asset	$6,900	$5,844
Noncurrent deferred tax liability	(100,219)	(93,869)

NET DEFERRED TAX LIABILITY	$(93,319)	$(88,025)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAX (CONTINUED)

The provision for income taxes, for the years ended June 30, 2011 and 2010, consists of the following:

	2011	2010

Current tax expense	$107	$202
Deferred tax expense	5,294	70,665

	$5,401	$70,867

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2011 and 2010 due to the following:

	2011	2010

Computed “expected” tax	$5,162	$62,236
Increase (decrease) in income taxes (benefits) resulting from:
State income taxes, net of federal benefit	603	5,960
Other	(364)	2,671

	$5,401	$70,867

The Company has unused contributions of $3,520 to carryforward that will expire for tax years ranging from 2015 through 2016.

NOTE 7 - INCOME (LOSS) PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the year as follows:

	2011	2010

Net income	$9,347	$106,949

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net loss - common stockholders	$(118,725)	$(21,123)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME (LOSS) PER SHARE (CONTINUED)

	2011	2010

Weighted average of shares - Basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic earnings (loss) per share	$(0.12)	$(0.02)

Diluted earnings per share	$(0.12)	$(0.02)

NOTE 8 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2011	2010
Cash paid for:
Interest	$10,435	$3,871
Income taxes	197	385
Non-cash transaction:
Financing of new vehicles	71,750	-
Value of vehicles traded-in	26,063	-

NOTE 9 - COMMITMENTS

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity owned by the Vice-President and Director of the Company and his spouse. The period of the lease is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent shall be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2011 and 2010. The amounts are included in cost of sales.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS (CONTINUED)

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2012	$78,000
2013	78,000
2014	78,000
2015	78,000
2016	78,000
Thereafter	682,500

$1,072,500

As of June 30, 2011, the Company had raw materials purchase commitments with three vendors totaling $410,000.

NOTE 10 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2011, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

NOTE 11 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2011 and 2010, two customers accounted for 43% and 39%, respectively, of the gross sales. For the year ending June 30, 2011 and 2010, two customers accounted for 53% and four customers accounted for 77%, respectively, of accounts receivable.

NOTE 12 - RECLASSIFICATIONS

Certain reclassifications of prior year’s amounts have been made to conform to the presentation adopted for 2011. These reclassifications had no effect on previously reported earnings or net equity.

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.

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

Item 9B	OTHER INFORMATION

None

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors

Name	Age	Periods of Service as Director	Terms

Barry M. Yantis	66	1980 to present	One year
Brett A. Yantis	43	January 21, 1999 to present	One year
Brian A. Yantis	63	July 16, 1986 to present	One year

Executive Officers

Name	Age	Position	Years of Service as an Officer	Term

Barry M. Yantis	66	President, CEO and Treasurer	32	Until successor elected
Brett A. Yantis	43	Vice-President	9	Until successor elected
Brian A. Yantis	63	Secretary	19	Until successor elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, president and treasurer has been an officer of the Company for thirty-two years, twelve years as vice-president and twenty years as president. He has been on the board of directors for thirty-two years and has been associated with the candy business for thirty-seven years.

Brett A. Yantis was elected to the position of director during the year ending June 30, 1999. Brett was elected vice-president in January 2003. Brett has been associated with the Company for eighteen years.

Brian A. Yantis, secretary has been an officer of the Company since May 1992. Until retiring in 2011, he had been associated with the insurance business for thirty-six years and was a vice-president of Aon Risk Services in Chicago, Illinois for twenty-two years.

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

(b)

Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option/ SARs (#)	LTIP Payouts	All other Compensation

Barry M. Yantis	1) 06-30-11	$132,000	$1,000	$2,340	-	-	-	-
Barry M. Yantis	1) 06-30-10	$132,000	$-	$3,700	-	-	-	-
Barry M. Yantis	1) 06-30-09	$127,902	$-	$2,635	-	-	-	-

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive plan awards table

Not applicable

Item 11	EXECUTIVE COMPENSATION (CONTINUED)

(f)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2011 and 2010, $273 and $-0-, respectively, of travel expenses were reimbursed to board member Brian A. Yantis.

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

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Title of Class	Name and Address	Amounts and Nature of Beneficial Ownership		% of Class
(a)	Security ownership of certain beneficial owners

	Common; par value $1 per share	Barry Yantis, CEO & Director	194,385	(1)	16.9% (2)
		5605 Osage Drive
		St. Joseph, Mo.
		64503

		Brian Yantis, Officer & Director	97,192	(1)	8.4% (2)
		1210 E. Clarendon
		Arlington Heights, IL.
		60004

(b)	Security ownership of management

	Common; par value $1 per share	Two directors and CEO as a group	110,856		11.4%

	Prior Cumulative Preferred, $5 par value: Series A, 6% convertible	Two directors and CEO as a group	21,533		21.5%

	Prior Cumulative Preferred $5 par value: Series B, 6% convertible	Two directors and CEO as a group	21,533		21.5%

	Cumulative Preferred, $20 par value: Series A, $5 convertible	Two directors and CEO as a group	3,017		5.2%

	Cumulative Preferred, $20 par value: Series B, $5 convertible	Two directors and CEO as a group	630		6.6%

(1)	Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

(2)	Reflects the percentage assuming the preferred shares above were converted into common stock.

        (c)     No known change of control is anticipated.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the 2005 fiscal year to provide office and manufacturing facilities with a limited liability company that is owned 100% by Vice-President and Director, Brett A. Yantis and his spouse. The annual rent is $78,000.

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2010 and 2009:

	2010	2009
Audit fees:
Mayer Hoffman McCann P.C.	$52,587	$56,745
Tax fees	-	-
All other fees	-	-

PART IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

2.	Financial Statements Schedules:

None

3.	Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

3.1 Articles of Incorporation of Chase General Corporation

3.2 Bylaws

The following are Exhibits attached or explanations included in “Notes to Financial Statements” in Part II of this report:

4.	Instruments defining the rights of security holders including indentures - Refer to Note 5.
11.	Computation of per share earnings - Refer to Note 7.
14.	Code of Ethics
21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Financial Statements.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chairman of the Board, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION (Registrant)

Date: September 22, 2011	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director	September 22, 2011

/s/ Brett Yantis Brett Yantis	Vice-President and Director	September 22, 2011

/s/ Brian A. Yantis Brian A. Yantis	Secretary and Director	September 22, 2011