Form 10-Q
period 2011-09-30
CHASE GENERAL CORP
filed 2011-11-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 2-5916

Chase General Corporation
(Exact name of small business issuer as specified in its charter)

MISSOURI	36-2667734
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

As of  October 31, 2011, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$29,215	$18,772
Trade receivables, net of allowance for doubtful accounts, of $15,683 and $15,383, respectively	701,747	161,670
Inventories:
Finished goods	257,826	263,934
Goods in process	14,379	3,275
Raw materials	143,475	88,490
Packaging materials	153,954	188,025
Prepaid expenses	9,127	5,047
Deferred income taxes	7,104	6,900

Total current assets	1,316,827	736,113

PROPERTY AND EQUIPMENT - NET	469,457	497,909

TOTAL ASSETS	$1,786,284	$1,234,022

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)

CURRENT LIABILITIES

Accounts payable	$337,759	$104,796
Current maturities of notes payable	302,219	54,844
Notes payable - stockholder	100,000	-
Accrued expenses	40,805	17,210
Deferred income	1,299	1,299

Total current liabilities	782,082	178,149

LONG-TERM LIABILITIES

Deferred income	16,233	16,558
Notes payable, less current maturities	125,216	136,810
Deferred income taxes	95,504	100,219

Total long-term liabilities	236,953	253,587

Total liabilities	1,019,035	431,736

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,107,500 and $2,100,000 respectively)	500,000	500,000
Series B (liquidation preference $2,062,500 and $2,055,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,799,699 and $4,785,065 respectively)	1,170,660	1,170,660
Series B (liquidation preference $782,206 and $779,821 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,698,747)	(5,663,710)

Total stockholders’ equity	767,249	802,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,786,284	$1,234,022

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
	2011	2010

NET SALES	$905,929	$768,836

COST OF SALES	713,560	517,620

Gross profit on sales	192,369	251,216

OPERATING EXPENSES

Selling	99,022	80,925
General and administrative	129,374	120,327
(Gain) on sale of equipment	-	(500)

Total operating expenses	228,396	200,752

Income (loss) from operations	(36,027)	50,464

OTHER INCOME (EXPENSE)
Miscellaneous income	364	-
Interest (expense)	(4,405)	(2,396)

Total other income (expense)	(4,041)	(2,396)

Net income (loss) before income taxes	(40,068)	48,068

(CREDIT) PROVISION FOR INCOME TAXES	(5,031)	8,694

NET INCOME (LOSS)	(35,037)	39,374

Preferred dividends	(32,018)	(32,018)

Net income (loss) applicable to common stockholders	$(67,055)	$7,356

NET INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC	$(0.07)	$0.01

- DILUTED	$(0.07)	$0.00

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,037)	$39,374
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	30,152	27,091
Allowance for bad debts	300	300
Deferred income amortization	(325)	(324)
Deferred income taxes	(4,919)	(4,845)
(Gain) on sale of equipment	-	(500)
Effects of changes in operating assets and liabilities:
Trade receivables	(540,377)	(220,204)
Inventories	(25,910)	(179,576)
Prepaid expenses	(4,080)	2,452
Accounts payable	231,263	233,163
Accrued expenses	23,595	16,819
Income taxes payable	-	13,539

Net cash used in operating activities	(325,338)	(72,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	500
Purchases of property and equipment	-	(1,351)

Net cash used in investing activities	-	(851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	250,000	40,000
Proceeds from notes payable - stockholder	100,000	-
Principal payments on notes payable	(14,219)	(14,540)

Net cash provided by financing activities	335,781	25,460

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,443	(48,102)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,772	106,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,215	$58,406

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2011 has been taken from audited consolidated financial statements at that date and condensed.  The condensed consolidated financial statements as of and for the three months ended September 30, 2011 and for the three months ended September 30, 2010 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2011.  The results of operations for the three months ended September 30, 2011 and cash flows for the three months ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2012.  Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

Management has performed an evaluation of events that have occurred subsequent to September 30, 2011, through the date of filing of this Form 10-Q.  There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2011.

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period.  Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended
	September 30
	2011	2010

Net income (loss)	$(35,037)	$39,374

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net income (loss) common stockholders	$(67,055)	$7,356

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME (LOSS) PER SHARE (CONTINUED)

	Three Months Ended
	September 30
	2011	2010

Weighted average shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted Average Shares - diluted	2,003,168	2,003,168

Basic earnings per share	$(0.07)	$.01

Diluted earnings per share	$(0.07)	$.00

Cumulative Preferred Stock dividends in arrears at September 30, 2011 and 2010 totaled $7,340,464 and $7,212,392, respectively.  Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30
	2011	2010
6% Convertible
Series A	$16	$16
Series B	15	15

5% Convertible
Series A	62	61
Series B	62	61

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2011	2011

Stockholder/Officer	Related party unsecured notes bearing	$100,000	$-
	interest at 5.25% with full payment due in
	March 2012.

Nodaway Valley Bank	Line-of-credit agreement expiring on	250,000	-
	January 3, 2012 with a variable interest rate
	at prime, which was 5% at September 30,
	2011. The line-of-credit is collateralized
	by substantially all assets of the Company.

Ford Credit	$679 monthly payments including interest	36,675	38,713
	of 0%; final payment due March 2016,
	secured by a vehicle.

Ford Credit	$517 monthly payments including interest	27,900	29,450
	of 0%; final payment due March 2016,
	secured by a vehicle.

Honda	$508 monthly payments including interest	1,519	3,030
	of 1.9%; final payment due December 15,
	2011, secured by a vehicle.

Nissan	$557 monthly payments including interest	3,808	5,425
	of 3.9%; final payment due April 2012,
	secured by a vehicle.

Nodaway Valley Bank	$3,192 monthly payments including	107,533	115,036
	interest of 6.25%; final payment
	due June 2015, secured by certain equipment.

	Total	527,435	191,654
	Less current portion	402,219	54,844
	Long-term portion	$125,216	$136,810

Future minimum payments are:

2012	$402,219
2013	48,985
2014	51,212
2015	17,844
2016	7,175

Total	$527,435

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of FASB ASC – 740-10.  As of September 30, 2011, the Company has not identified any uncertain tax positions requiring recognition in the condensed consolidated financial statements.  The income tax positions taken for open years are appropriately stated and supported for all open years.  The Company’s federal tax returns for the fiscal years ended 2009, 2010 and 2011 are subject to examination by the IRS taxing authority.

As of September 30, 2011, the Company has unused contributions carryforward of $3,821 and a net operating loss carryforward of $25,603. A valuation allowance has been provided against the deferred tax asset for the net operating loss carryforward as management believes the company will more likely than not be unable to utilize the net operating loss carryforward prior to its expiration.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30
	2011	2010
Cash paid for:
Interest	$3,886	$2,544

Non-cash transaction:
Equipment in accounts payable	$1,700	$-

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended
	September 30
	2011	2010

Net sales	100%	100%
Cost of sales	79	67

Gross profit	21	33

Operating expenses	25	26
Income (loss) from operations	(4)	7
Net income (loss) before income taxes	(4)	6
Provision (credit) for income taxes	-	1

Net income (loss)	(4)%	5%

NET SALES

Net sales increased $137,093 or 18% for the three months ended September 30, 2011 to $905,929 compared to $768,836 for the three months ended September 30, 2010.  Gross sales for Chase Candy decreased $59,297 to $366,252 for the three months ended September 30, 2011 compared to $425,549 for 2010.  Gross sales for Seasonal Candy increased $197,594 to $560,966 for the three months ended September 30, 2011 compared to $363,372 for 2010.

The 14% decrease in gross sales of Chase Candy of $59,297 for the three months ended September 30, 2011 over the same period ended September 30, 2010, is primarily due to the net effect of increased sales for the Cherry Mash Bar, Mini Mash Barrell, Mini Mash Keg, and Cherry Mash Merchandisers of approximately $6,000 offset by one customer reducing orders by approximately $31,000 versus the first quarter a year ago due to reduced distribution combined with another customer reducing orders by approximately $36,000 versus first quarter a year ago due to timing of orders.  The 54% increase in gross sales of Seasonal Candy of $197,594 for the three months ended September 30, 2011 over the same period ended September 30, 2010, is primarily due to increased orders from one customer totaling approximately $140,000 versus first quarter a year ago due to timing of orders combined with increased orders from two customers of approximately $75,000 due to increased business.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES

The cost of sales increased $195,940 to $713,560 increasing to 79% of related revenues for the three months ended September 30, 2011, compared to $517,620 or 67% of related revenues for the three months ended September 30, 2010.

The 38% increase in cost of sales of $195,940 is primarily due to the 18% increase in net sales of $137,093 combined with raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers.  Direct costs of goods for materials manufactured and net change in inventories for the three months ended September 30, 2011, increased $207,107 to $395,328 as compared to $188,221 for the three months ended September 30, 2010, which is primarily due to increases in sales and raw material price increases.  Increases in the price of chocolate were primarily caused by civil unrest in cocoa producing areas of West Africa where decreased supply lead to increased costs.  Increases in the price of peanuts was primarily caused by a drought in Texas where decreased supply lead to increased costs.  Increases in the price of sugar were primarily caused by unintentional decreased production levels where decreased supply lead to increased costs.  Management does not anticipate the prices of these raw materials to return to previous levels in the near future.  Management is considering and evaluating the need to increase prices charged to customers for future sales.  Freight in/out for the three months ended September 30, 2011 increased $517 to $54,722 as compared to $54,205 for the three months ended September 30, 2010, which is primarily due to an increase in sales.  Direct labor cost decreased $15,356 to $109,030 as compared to $124,386 for the three months ended September 30, 2010, which is primarily due to a decrease in the amount paid to temporary worker agencies of $17,801 from $25,553 in the three months ending September 30, 2010 to $7,752 in the three months ending September 30, 2011, combined with a decrease of 127 production hours to 7,408 production hours worked for the three months ended September 30, 2011 from 7,535 production hours worked for the three months ended September 30, 2010.

The Company increased total inventory $25,910 or 5% to $569,634 at September 30, 2011 from $543,724 held in inventory at June 30, 2011 as a result of building up inventory product to be delivered in October and November 2011.  The Company decreased finished goods inventory 2% during the three months ended September 30, 2011 to $257,826 from the June 30, 2011 finished goods inventory levels of $263,934.  The Company increased goods in process inventory 339% during the three months ended September 30, 2011 to $14,379 from the June 30, 2011 goods in process inventory levels of $3,275.  The Company increased raw materials inventory 62% during the three months ended September 30, 2011 to $143,475 from the June 30, 2011 raw materials inventory levels of $88,490.  The increase in raw materials inventory was primarily due to price increases in chocolate peanuts, and sugar.  The Company decreased packaging materials inventory 18% during the three months ended September 30, 2011 to $153,954 from the June 30, 2011 packaging materials inventory levels of $188,025.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2011 increased $18,097 to $99,022, which is 11% of sales, compared to $80,925 or 11% of sales for the three months ended September 30, 2010.

The increase of $18,097 in selling expenses for the three months ended September 30, 2011 is primarily due to higher commissions and premium promotions being paid, and sample costs for the period in an effort to increase sales volume.  Commissions and premium promotions, and sample costs increased $15,793 to $53,549 for this period from $37,756 for the three months ended September 30, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2011 increased $9,047 to $129,374 and decreased to 14% of sales, compared to $120,327 or 16% of sales for the three months ended September 30, 2010.  The increased costs are primarily because of a $2,133 increase in insurance expense, a $4,698 increase in professional fees, and a $5,664 increase in office salaries offset by a $2,401 decrease in website expense.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $1,645 for the three months ended September 30, 2011 to $(4,041), compared to $(2,396) for the three months ended September 30, 2010 primarily due to an increase in interest expenses.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION (CREDIT) FOR INCOME TAXES

The Company recorded a tax benefit for the three months ended September 30, 2011 of $(5,031) as compared to a tax expense of $8,694 for the three months ended September 30, 2010.  The net tax benefit recorded for the three months ended September 30, 2011 is primarily due to the loss from operations in that period.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended September 30, 2011 of $(35,037), compared to net income of $39,374 for the three months ended September 30, 2010.  This decrease of $74,411 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2011 and 2010 which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2011 was $(67,055) which is a decrease of $74,411 as compared to the net income for the three months ended September 30, 2010 of $7,356.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2011	2010

Net cash used in operating activities	$(325,338)	$(72,711)
Net cash used in investing activities	$-	$(851)
Net cash provided by (used in) financing activities	$335,781	$25,460

Management has no material commitments for capital expenditures during the remainder of fiscal 2012.  The $335,781 of cash provided by financing activities is the receipt of $250,000 drawn from the line-of-credit and $100,000 received from an officer’s loan to the Company, net of principal payments on equipment and vehicle loans.  The line-of-credit was fully drawn at September 30, 2011.  Since September 30, 2011, the Company has made principal payments totaling $100,000 thru November 8, 2011 on the line-of-credit.  Management expects that projected cash flows will enable the Company to pay the full balance on the line-of-credit and officer’s loan prior to December 31, 2011.

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

ITEM 4. - CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

a.	None

ITEM 1A.          RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	None

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2011 is $7,340,464.

ITEM 4.             [RESERVED]

ITEM 5.             OTHER INFORMATION

a.	None

ITEM 6.             EXHIBITS

a.	Exhibits.

Exhibit	31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit	32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit	101
The following financial statements for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

November 14, 2011	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer