Form 10-Q
period 2011-12-31
CHASE GENERAL CORP
filed 2012-02-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Table of Contents

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended December 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$227,385	$18,772
Trade receivables, net of allowance for doubtful
accounts, of $15,983 and $15,383, respectively	184,036	161,670
Inventories:
Finished goods	85,426	263,934
Goods in process	11,082	3,275
Raw materials	110,554	88,490
Packaging materials	171,505	188,025
Prepaid expenses	21,876	5,047
Deferred income taxes	5,612	6,900

Total current assets	817,476	736,113

PROPERTY AND EQUIPMENT - NET	444,133	497,909

TOTAL ASSETS	$1,261,609	$1,234,022

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	June 30,
	2011	2011
	(Unaudited)	(Audited)

CURRENT LIABILITIES

Accounts payable	$88,580	$104,796
Current maturities of notes payable	49,579	54,844
Accrued expenses	10,796	17,210
Income taxes payable	22,952	-
Deferred income	1,299	1,299

Total current liabilities	173,206	178,149

LONG-TERM LIABILITIES

Deferred income	15,908	16,558
Notes payable, less current maturities	113,499	136,810
Deferred income taxes	92,004	100,219

Total long-term liabilities	221,411	253,587

Total liabilities	394,617	431,736

STOCKHOLDERS' EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,115,000
and $2,100,000 respectively)	500,000	500,000
Series B (liquidation preference $2,070,000
and $2,055,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,814,332
and $4,785,065 respectively)	1,170,660	1,170,660
Series B (liquidation preference $784,590
and $779,821 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,599,004)	(5,663,710)

Total stockholders' equity	866,992	802,286

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,261,609	$1,234,022

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31
	2011	2010

NET SALES	$1,218,132	$1,426,702

COST OF SALES	861,942	984,747

Gross profit on sales	356,190	441,955

OPERATING EXPENSES

Selling	141,699	150,046
General and administrative	90,305	76,942

Total operating expenses	232,004	226,988

Income from operations	124,186	214,967

OTHER INCOME (EXPENSE)
Miscellaneous income	412	-
Interest expense	(3,711)	(2,512)

Total other income (expense)	(3,299)	(2,512)

Net income before income taxes	120,887	212,455

PROVISION FOR INCOME TAXES	21,144	76,461

NET INCOME	99,743	135,994

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$67,725	$103,976

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$0.07	$0.11

- DILUTED	$0.03	$0.05

WEIGHTED AVERAGE SHARES OF COMMON
STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	December 31
	2011	2010

NET SALES	$2,124,061	$2,195,538

COST OF SALES	1,575,502	1,502,367

Gross profit on sales	548,559	693,171

OPERATING EXPENSES

Selling	240,721	230,971
General and administrative	219,679	197,269
Gain on sale of equipment	-	(500)

Total operating expenses	460,400	427,740

Income from operations	88,159	265,431

OTHER INCOME (EXPENSE)
Miscellaneous income	776	-
Interest expense	(8,116)	(4,908)

Total other income (expense)	(7,340)	(4,908)

Net income before income taxes	80,819	260,523

PROVISION FOR INCOME TAXES	16,113	85,155

NET INCOME	64,706	175,368

Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$670	$111,332

NET INCOME PER SHARE OF COMMON
STOCK - BASIC	$-	$0.11

- DILUTED	$-	$0.06

WEIGHTED AVERAGE SHARES OF COMMON
STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,706	$175,368
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	56,389	55,016
Allowance for bad debts	600	600
Deferred income amortization	(650)	(650)
Deferred income taxes	(6,927)	(8,718)
Gain on sale of equipment	-	(500)
Effects of changes in operating assets and liabilities:
Trade receivables	(22,966)	(11,557)
Inventories	165,157	102,747
Prepaid expenses	(16,829)	(16,580)
Accounts payable	(16,216)	20,798
Accrued expenses	(6,414)	(5,821)
Income taxes payable	22,952	93,676

Net cash provided by operating activities	239,802	404,379

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	500
Purchases of property and equipment	(2,613)	(10,786)

Net cash used in investing activities	(2,613)	(10,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	250,000	40,000
Principal payments on line-of-credit	(250,000)	(40,000)
Principal payments on notes payable	(28,576)	(32,288)

Net cash used in financing activities	(28,576)	(32,288)

NET INCREASE IN CASH AND CASH EQUIVALENTS	208,613	361,805

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,772	106,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$227,385	$468,313

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2011 has been taken from audited consolidated financial statements at that date and condensed.  The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2011 and for the three months and six months ended December 31, 2010 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2011.  The results of operations for the three and six months ended December 31, 2011 and cash flows for the six months ended December 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2012.  Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

Management has performed an evaluation of events that have occurred subsequent to December 31, 2011, through the date of filing of this Form 10-Q.  There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2011.

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period.  Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010

Net income	$99,743	$135,994	$64,706	$175,368

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income common stockholders	$67,725	$103,976	$670	$111,332

Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted average shares - diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$.07	$.11	$.00	$.11

Diluted earnings per share	$.03	$.05	$.00	$.06

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2011 and 2010 totaled $7,372,482 and $7,244,410, respectively.  Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	December 31
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

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:
		December 31,	June 30,
Payee	Terms	2011	2011

Nodaway Valley Bank	Line-of-credit agreement expiring on	$-	$-
	January 3, 2013 with a variable interest rate
	at prime, which was 5% at December 31,
	2011. The line-of-credit is collateralized
	by substantially all assets of the Company.

Ford Credit	$679 monthly payments including interest	34,638	38,713
	of 0%; final payment due March 2016,
	secured by a vehicle.

Ford Credit	$517 monthly payments including interest	26,350	29,450
	of 0%; final payment due March 2016,
	secured by a vehicle.

Honda	$508 monthly payments including interest	-	3,030
	of 1.9%; final payment was due December 15,
	2011, secured by a vehicle.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE (CONTINUED)

		December 31,	June 30,
Payee	Terms	2011	2011

Nissan	$557 monthly payments including interest	2,176	5,425
	of 3.9%; final payment due April 2012,
	secured by a vehicle.

Nodaway Valley Bank	$3,192 monthly payments including	99,914	115,036
	interest of 6.25%; final payment
	due June 2015, secured by certain equipment.

	Total	163,078	191,654
	Less current portion	49,579	54,844
	Long-term portion	$113,499	$136,810
Future minimum payments are:

	2012	$49,579
	2013	49,529
	2014	46,030
	2015	14,350
	2016	3,590

	Total	$163,078

NOTE 4 - INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of FASB ASC – 740-10.  As of December 31, 2011, the Company has not identified any uncertain tax positions requiring recognition in the condensed consolidated financial statements.  The income tax positions taken for open years are appropriately stated and supported for all open years.  The Company’s federal tax returns for the fiscal years ended 2009, 2010 and 2011 are subject to examination by the IRS taxing authority.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31
	2011	2010
Cash paid for:
Income taxes	$-	$197
Interest	8,116	6,024

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2011 Compared with Three Months Ended December 31, 2010 and Six Months Ended December 31, 2011 Compared with Six Months Ended December 31, 2010

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2011	2010	2011	2010

Net sales	100%	100%	100%	100%

Cost of sales	71	69	74	68

Gross profit	29	31	26	32

Operating expenses	19	16	22	20
Income from operations	10	15	4	12
Net income before income taxes	10	15	4	12
Provision for income taxes	2	5	1	4

Net income	8%	10%	3%	8%

NET SALES

Net sales decreased $208,570 or 15% for the three months ended December 31, 2011 to $1,218,132 compared to $1,426,702 for the three months ended December 31, 2010.  Gross sales for Chase Candy decreased $474 to $442,176 for the three months ended December 31, 2011 compared to $442,650 for 2010.  Gross sales for Seasonal Candy decreased $209,015 to $802,019 for the three months ended December 31, 2011 compared to $1,011,034 for 2010.

The .1% decrease in gross sales of Chase Candy of $474 for the three months ended December 31, 2011 over the same period ended December 31, 2010, is primarily due to the net effect of increased sales of the Cherry Mash Bar to two customers of approximately $39,000 offset by decreases of sales of the 12/12oz. Mini Mash bag to one customer by approximately $40,000.  The 21% decrease in gross sales of Seasonal Candy of $209,015 for the three months ended December 31, 2011 over the same period ended December 31, 2010, is primarily due to decreased orders from two customer totaling approximately $196,000 versus second quarter a year ago due to timing of orders combined with approximately $13,000 of overall decreased orders from the three seasonal product categories of bulk, clamshell, and generic.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

Net sales decreased $71,477 or 3% for the six months ended December 31, 2011 to $2,124,061 compared to $2,195,538 for the six months ended December 31, 2010.  Gross sales for Chase Candy decreased $59,771 to $808,428 for the six months ended December 31, 2011 compared to $868,199 for 2010.  Gross sales for Seasonal Candy decreased $11,421 to $1,362,985 for the six months ended December 31, 2011 compared to $1,374,406 for 2010.

The 7% decrease in gross sales of Chase Candy of $59,771 for the six months ended December 31, 2011 over the same period ended December 31, 2010 is primarily due to the net effect of the following:  1) increased sales of Cherry Mash Bar of approximately $40,000 offset by; 2) decreased sales of the 12/12oz. Mini Mash bag to one customer by approximately $71,000 due to reduced distribution; 3) decreased sales of the 24/12oz. Mini Mash bag to another customer by approximately $25,000 due to the timing of Halloween orders and; 4) overall decreased sales to Cherry Mash Merchandisers of approximately $3,000.  The 1% decrease in gross sales of Seasonal Candy of $11,421 for the six months ended December 31, 2011 over the same period ended December 31, 2010, is primarily due to the net effect of  increased sales from two customers in the clamshell seasonal product category of approximately $66,000 offset by decreased sales from two customers in the bulk seasonal product category of approximately $69,000 and overall decreases in the generic seasonal product category of $7,000.

COST OF SALES

The cost of sales decreased $122,805 to $861,942 increasing to 71% of related revenues for the three months ended December 31, 2011, compared to $984,747 or 69% of related revenues for the three months ended December 31, 2010.

The 12% decrease in cost of sales of $122,805 is primarily due to the 15% decrease in net sales of $208,570 offset by the raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers.  Direct costs of goods for materials manufactured and net change in inventories for the three months ended December 31, 2011, decreased $71,255 or 11% to $566,243 as compared to $637,498 for the three months ended December 31, 2010.  Increases in chocolate prices were primarily caused by civil unrest in cocoa producing areas of West Africa where decreased supply lead to increased costs. Increases in the price of peanuts was primarily caused by a drought in Texas where decreased supply lead to increased costs.  Increases in the price of sugar were primarily caused by unintentional decreased production levels by sugar producers where decreased supply lead to increased costs.  Management does not anticipate the prices of these raw materials to return to previous levels in the near future.  Management is considering and evaluating the need to increase prices charged to customers for future sales.  Freight in/out for the three months ended December 31, 2011 increased $5,167 or 12% to $48,046 as compared to $42,879 for the three months ended December 31, 2010 primarily due to an increase in shipping rates.  Direct labor cost decreased $31,441 or 20% to $124,024 as compared to $155,465 for the three months ended December 31, 2010, which is primarily due to a decrease of 1,996 production hours worked for the three months ended December 31, 2011 of 8,096 production hours as compared to 10,092 production hours worked for the three months ended December 31, 2010.

The cost of sales increased $73,135 or 5% to $1,575,502 or 74% of related revenues for the six months ended December 31, 2011, compared to $1,502,367 or 68% of related revenues for the six months ended December 31, 2010.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)

The 5% increase in cost of sales of $73,135 is primarily due to the 3% decrease in net sales of $71,477 offset by the raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers.  Direct costs of goods for materials manufactured and net change in inventories for the six months ended December 31, 2011, increased $135,852 or 16% to $961,571 as compared to $825,719 for the six months ended December 31, 2010.  Increased chocolate prices were primarily caused by civil unrest in cocoa producing areas of West Africa where decreased supply lead to increased costs.  Increases in the price of peanuts was primarily caused by a drought in Texas where decreased supply lead to increased costs.  Increases in the price of sugar were primarily caused by unintentional decreased production levels where decreased supply lead to increased costs.  Management does not anticipate the prices of these raw materials to return to previous levels in the near future.  Management is considering and evaluating the need to increase prices charged to customers for future sales.  Freight in/out for the six months ended December 31, 2011 increased $5,684 or 6% to $102,768 as compared to $97,084 for the six months ended December 31, 2010 primarily due to an increase in shipping rates.  Direct labor cost decreased $46,798 or 17% to $233,053 as compared to $279,851 for the six months ended December, 2010, which is primarily due to a decrease of 2,124 production hours worked for the six months ended December 31, 2011 of 15,503 production hours compared to 17,627 production hours worked for the six months ended December 31, 2010.

The Company decreased total inventory $165,157 or 30% to $378,567 at December 31, 2011 from $543,724 at June 30, 2011 due to the Company’s busy season coming to an end.  The Company decreased finished goods inventory 68% at December 31, 2011 to $85,426 from June 30, 2011 of $263,934.  The Company increased goods in process inventory 238% at December 31, 2011 to $11,082 from June 30, 2011 of $3,275.  The Company increased raw materials inventory 25% at December 31, 2011 to $110,554 from June 30, 2011 of $88,490.  The increase in raw materials inventory was primarily due to price increases in chocolate, peanuts, and sugar.  The Company decreased packaging materials inventory 9% at December 31, 2011 to $171,505 from June 30, 2011 of $188,025.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2011 decreased $8,347 to $141,699, which is 12% of net sales, compared to $150,046 or 11% of net sales for the three months ended December 31, 2010.

The decrease of $8,347 or 6% in selling expenses for the three months ended December 31, 2011 is primarily due to lower commissions and premium promotions being paid, and sample costs for the period as sales volume decreased 15% during the same period.  Commissions and premium promotions, and sample costs decreased $11,393 to $91,826 for this period from $103,219 for the three months ended December 31, 2010.

Selling expenses for the six months ended December 31, 2011 increased $9,750 to $240,721, which is 11% of net sales, compared to $230,971 or 11% of net sales for the six months ended December 31, 2010.

The increase of $9,750 or 4% in selling expenses for the six months ended December 31, 2011 is primarily due to higher commissions and premium promotions being paid, and sample costs for the period in an effort to increase sales volume.  Commissions and premium promotions, and sample costs increased $4,399 to $145,374 for this period from $140,975 for the six months ended December 31, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2011 increased $13,363 to $90,305 and increased to 7% of net sales, compared to $76,942 or 5% of net sales for the three months ended December 31, 2010.  These increased costs are primarily reflected in insurance expense, professional fees, general taxes and licenses and office salaries.

General and administrative expenses for the six months ended December 31, 2011 increased $22,410 to $219,679 and increased to 10% of net sales, compared to $197,269 or 9% of net sales for the six months ended December 31, 2010.  These increased costs are primarily reflected in insurance expense, professional fees, general taxes and licenses and office salaries.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $787 for the three months ended December 31, 2011 to $(3,299), compared to $(2,512) for the three months ended December 31, 2010 primarily due to an increase in interest expenses.

Other income and (expense) increased by $2,432 for the six months ended December 31, 2011 to $(7,340), compared to $(4,908) for the six months ended December 31, 2010 primarily due to an increase in interest expenses.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2011 of $21,144 as compared to a tax provision of $76,461 for the three months ended December 31, 2010.  The Company recorded a tax provision for the six months ended December 31, 2011 of $16,113 as compared to a tax provision of $85,155 for the six months ended December 31, 2010.  The net tax expense recorded for the three and six months ended December 31, 2011 and 2010 is primarily due to recognizing taxes related to current profitable operations.  The reduction in tax rates from the six months ended December 31, 2010 to the six months ended December 31, 2011 is caused by less income taxed in the higher tax brackets.

NET INCOME

The Company reported a net income for the three months ended December 31, 2011 of $99,743, compared to net income of $135,994 for the three months ended December 31, 2010.  This decrease of $36,251 is explained above.

The Company reported a net income for the six months ended December 31, 2011 of $64,706, compared to net income of $175,368 for the three months ended December 31, 2010.  This decrease of $110,662 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and six months ended December 31, 2011 and 2010, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2011 was $67,725 which is a decrease of $36,251 as compared to the net income for the three months ended December 31, 2010 of $103,976.

Net income applicable to common stockholders for the six months ended December 31, 2011 was $670 which is a decrease of $110,662 as compared to the net income for the six months ended December 31, 2010 of $111,332.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2011	2010

Net cash provided by operating activities	$239,802	$404,379
Net cash used in investing activities	$(2,613)	$(10,286)
Net cash used in financing activities	$(28,576)	$(32,288)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The $2,613 of cash used in investing activities was the result of capital expenditures.  Management has no material commitments for capital expenditures during the remainder of fiscal 2012.  The $28,576 of cash used in financing activities was for principal payments on equipment and vehicle loans.  Management believes projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.  The Company has $250,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

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

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

	a.	None

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	a.	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	a.	None

	b.	The total cumulative preferred stock dividends contingency at December 31, 2011 is $7,372,482.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

	a.	None

ITEM 6.	EXHIBITS

	a.	Exhibits.

		Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
		Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements for the quarter ended December 31, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 10, 2012	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer