Form 10-Q
period 2012-03-31
CHASE GENERAL CORP
filed 2012-05-11
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of  April 30, 2012, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Nine Months Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$167,772	$18,772
Trade receivables, net of allowance for doubtful
accounts, of $16,283 and $15,383, respectively	151,631	161,670
Inventories:
Finished goods	86,795	263,934
Goods in process	8,097	3,275
Raw materials	125,902	88,490
Packaging materials	138,033	188,025
Prepaid expenses	16,757	5,047
Deferred income taxes	7,213	6,900

Total current assets	702,200	736,113

PROPERTY AND EQUIPMENT - NET	473,888	497,909

TOTAL ASSETS	$1,176,088	$1,234,022

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	June 30,
	2012	2011
	(Unaudited)	(Audited)

CURRENT LIABILITIES

Accounts payable	$119,122	$104,796
Current maturities of notes payable	56,649	54,844
Accrued expenses	26,686	17,210
Deferred income	1,299	1,299

Total current liabilities	203,756	178,149

LONG-TERM LIABILITIES

Deferred income	15,584	16,558
Notes payable, less current maturities	120,145	136,810
Deferred income taxes	76,544	100,219

Total long-term liabilities	212,273	253,587

Total liabilities	416,029	431,736

STOCKHOLDERS' EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,122,500
and $2,100,000 respectively)	500,000	500,000
Series B (liquidation preference $2,077,500
and $2,055,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,828,965
and $4,785,065 respectively)	1,170,660	1,170,660
Series B (liquidation preference $786,975
and $779,821 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,705,937)	(5,663,710)

Total stockholders' equity	760,059	802,286

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,176,088	$1,234,022

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31
	2012	2011

NET SALES	$428,140	$376,491

COST OF SALES	393,144	329,511

Gross profit on sales	34,996	46,980

OPERATING EXPENSES

Selling	87,662	79,655
General and administrative	103,967	86,093
Gain on sale of equipment	(10,929)	-

Total operating expenses	180,700	165,748

Loss from operations	(145,704)	(118,768)

OTHER INCOME (EXPENSE)
Miscellaneous income	550	861
Interest expense	(1,850)	(2,133)

Total other income (expense)	(1,300)	(1,272)

Net loss before income taxes	(147,004)	(120,040)

CREDIT FOR INCOME TAXES	(40,071)	(51,191)

NET LOSS	(106,933)	(68,849)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(138,951)	$(100,867)

NET LOSS PER SHARE OF COMMON STOCK - BASIC	$(0.14)	$(0.10)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	March 31
	2012	2011

NET SALES	$2,552,201	$2,572,029

COST OF SALES	1,968,646	1,831,878

Gross profit on sales	583,555	740,151

OPERATING EXPENSES

Selling	328,383	310,626
General and administrative	323,646	283,362
Gain on sale of equipment	(10,929)	(500)

Total operating expenses	641,100	593,488

Income (loss) from operations	(57,545)	146,663

OTHER INCOME (EXPENSE)
Miscellaneous income	1,326	1,721
Interest expense	(9,966)	(7,901)

Total other income (expense)	(8,640)	(6,180)

Net income (loss) before income taxes	(66,185)	140,483

PROVISION (CREDIT) FOR INCOME TAXES	(23,958)	33,964

NET INCOME (LOSS)	(42,227)	106,519

Preferred dividends	(96,054)	(96,054)

Net income (loss) applicable to common stockholders	$(138,281)	$10,465

NET INCOME (LOSS) PER SHARE OF COMMON
STOCK - BASIC	$(0.14)	$0.01

- DILUTED	$(0.14)	$0.01

WEIGHTED AVERAGE SHARES OF COMMON
STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(42,227)	$106,519
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	84,875	82,297
Allowance for bad debts	900	900
Deferred income amortization	(974)	(974)
Deferred income taxes	(23,988)	19,009
Gain on sale of equipment	(10,929)	(500)
Effects of changes in operating assets and liabilities:
Trade receivables	9,139	31,927
Inventories	184,897	(39,423)
Prepaid expenses	(11,710)	(30,514)
Accounts payable	14,326	(14,389)
Accrued expenses	9,476	1,326
Income taxes payable	-	14,758

Net cash provided by operating activities	213,785	170,936

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	23,000	500
Purchases of property and equipment	(45,680)	(18,425)

Net cash used in investing activities	(22,680)	(17,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	250,000	40,000
Principal payments on line-of-credit	(250,000)	(40,000)
Principal payments on notes payable	(42,105)	(73,310)

Net cash used in financing activities	(42,105)	(73,310)

NET INCREASE IN CASH AND CASH EQUIVALENTS	149,000	79,701

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,772	106,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$167,772	$186,209

The accompanying notes are an integral part of the
condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2011 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2012 and for the three months and nine months ended March 31, 2011 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2011. The results of operations for the three and nine months ended March 31, 2012 and cash flows for the nine months ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2012. Where appropriate, items within the condensed consolidated financial statements have been reclassified from the previous periods’ presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to March 31, 2012, through May 11, 2012, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2012.

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011

Net income (loss)	$(106,933)	$(68,849)	$(42,227)	$106,519

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net income (loss) common stockholders	$(138,951)	$(100,867)	$(138,281)	$10,465

Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted average shares - diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$(.14)	$(.10)	$(.14)	$.01

Diluted earnings per share			$(.14)	$.01

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2012 and 2011 totaled $7,404,500 and $7,276,428, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended March 31
	2012	2011
6% Convertible
Series A	$16	$16
Series B	16	15

5% Convertible
Series A	63	62
Series B	63	62

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

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

		March 31,	June 30,
Payee	Terms	2012	2011

Nodaway Valley Bank	Line-of-credit agreement expiring on January 3, 2013 with a variable interest rate at prime, which was 5% at March 31, 2012. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$679 monthly payments including interest of 0%; final payment due March 2016, secured by a vehicle.	32,600	38,713

Ford Credit	$517 monthly payments including interest of 0%; final payment due March 2016, secured by a vehicle.	24,800	29,450

Honda	$508 monthly payments including interest of 1.9%; final payment was due December 15, 2011, secured by a vehicle.	-	3,030

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE (CONTINUED)

		March 31,	June 30,
Payee	Terms	2012	2011

Nissan	$557 monthly payments including interest of 3.9%; final payment was due April 2012, secured by a vehicle.	-	5,425

Toyota Financial Services	$502 monthly payments including interest of 4.9%; final payment due March 2015, secured by a vehicle.	16,745	-

Toyota Financial Services	$305 monthly payments including interest of 2.9%; final payment due March 2015, secured by a vehicle.	10,500	-

Nodaway Valley Bank	$3,192 monthly payments including interest of 6.25%; final payment due June 2015, secured by certain equipment.	92,149	115,036

	Total	176,794	191,654
	Less current portion	56,649	54,844
	Long-term portion	$120,145	$136,810

Future minimum payments for the twelve months ending March 31 are:

	2013	$56,649
	2014	59,175
	2015	46,620
	2016	14,350

	Total	$176,794

NOTE 4 - INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of FASB ASC – 740-10. As of March 31, 2012, the Company has not identified any uncertain tax positions requiring recognition in the condensed consolidated financial statements. The income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the fiscal years ended 2009, 2010 and 2011 are subject to examination by the IRS taxing authority.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31
	2012	2011
Cash paid for:
Income taxes	$-	$197
Interest	9,966	8,157

Non-cash transaction:
Financing of vehicles	$27,245	$-
Net book value of vehicles traded-in	$14,962	$-

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011 and Nine Months Ended March 31, 2012 Compared with Nine Months Ended March 31, 2011

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2012	2011	2012	2011

Net sales	100%	100%	100%	100%

Cost of sales	92	88	77	71

Gross profit on sales	8	12	23	29

Operating expenses	42	44	25	23
Income (loss) from operations	(34)	(32)	(2)	6
Net income (loss) before income taxes	(34)	(32)	(3)	5
Provision (credit) for income taxes	(9)	(14)	(1)	1

Net income (loss)	(25)%	(18)%	(2)%	4%

NET SALES

Net sales increased $51,649 or 14% for the three months ended March 31, 2012 to $428,140 compared to $376,491 for the three months ended March 31, 2011. Gross sales for Chase Candy increased $5,064 to $384,609 for the three months ended March 31, 2012 compared to $379,545 for 2011. Gross sales for Seasonal Candy increased $35,964 to $46,608 for the three months ended March 31, 2012 compared to $10,644 for 2011.

The 1% increase in gross sales of Chase Candy of $5,064 for the three months ended March 31, 2012 over the same period ended March 31, 2011, is primarily due to the net effect of increased sales of the Cherry Mash Bar of $72,000 primarily due to two customers having increased orders in the third quarter offset by decreases of sales of the 12/12oz. Mini Mash bag to one customer by approximately $44,000, and decreased sales to Cherry Mash Merchandisers of approximately $19,000 for the second straight quarter. The 338% increase in gross sales of Seasonal Candy of $35,964 for the three months ended March 31, 2012 over the same period ended March 31, 2011, is primarily due to increased orders from one customer totaling approximately $34,000 from the clamshell seasonal product category.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

Net sales decreased $19,828 or 1% for the nine months ended March 31, 2012 to $2,552,201 compared to $2,572,029 for the nine months ended March 31, 2011. Gross sales for Chase Candy decreased $54,707 to $1,193,037 for the nine months ended March 31, 2012 compared to $1,247,744 for 2011. Gross sales for Seasonal Candy increased $24,543 to $1,409,593 for the nine months ended March 31, 2012 compared to $1,385,050 for 2011.

The 4% decrease in gross sales of Chase Candy of $54,707 for the nine months ended March 31, 2012 over the same period ended March 31, 2011 is primarily due to the net effect of the following: 1) increased sales of Cherry Mash Bar of approximately $111,000 offset by; 2) decreased sales of the 12/12oz. Mini Mash bag to one customer by approximately $115,000 due to reduced distribution; 3) decreased sales of the 24/12oz. Mini Mash bag to another customer by approximately $35,000 due to the timing of Halloween orders and; 4) overall decreased sales to Cherry Mash Merchandisers of approximately $21,000. The 2% increase in gross sales of Seasonal Candy of $24,543 for the nine months ended March 31, 2012 over the same period ended March 31, 2011, is primarily due to the net effect of increased sales from two customers in the clamshell seasonal product category of approximately $102,000 offset by decreased sales from three customers in the bulk seasonal product category of approximately $69,000 and overall decreases in the generic seasonal product category of $6,000.

COST OF SALES

The cost of sales increased $63,633 to $393,144 increasing to 92% of related revenues for the three months ended March 31, 2012, compared to $329,511 or 88% of related revenues for the three months ended March 31, 2011.

The 19% increase in cost of sales of $63,633 is primarily due to the 14% increase in net sales of $51,649 and the raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers. Direct costs of goods for materials manufactured and net change in inventories for the three months ended March 31, 2012, increased $74,735 or 83% to $164,705 as compared to $89,970 for the three months ended March 31, 2011. Increases in chocolate prices were primarily caused by civil unrest in cocoa producing areas of West Africa where decreased supply lead to increased costs. Increases in the price of peanuts was primarily caused by a drought in Texas where decreased supply lead to increased costs. Increases in the price of sugar were primarily caused by increased worldwide demand for sugar and unintentional decreased production levels by sugar producers primarily caused by a domestic drought and a lengthy strike at one domestic sugar company where increased demand and decreased supply lead to increased costs. Management does not anticipate the prices of these raw materials to return to previous levels in the near future. Management is considering and evaluating the need to increase prices charged to customers for future sales.

The cost of sales increased $136,768 or 7% to $1,968,646 or 77% of related revenues for the nine months ended March 31, 2012, compared to $1,831,878 or 71% of related revenues for the nine months ended March 31, 2011.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)

The 7% increase in cost of sales of $136,768 is primarily due to the 1% decrease in net sales of $19,828 offset by the raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers. Direct costs of goods for materials manufactured and net change in inventories for the nine months ended March 31, 2012, increased $210,587 or 23% to $1,126,276 as compared to $915,689 for the nine months ended March 31, 2011. Increased chocolate prices were primarily caused by civil unrest in cocoa producing areas of West Africa where decreased supply lead to increased costs. Increases in the price of peanuts was primarily caused by a drought in Texas where decreased supply lead to increased costs. Increases in the price of sugar were primarily caused by increased worldwide demand for sugar and unintentional decreased production levels by sugar producers primarily caused by a domestic drought and a lengthy strike at one domestic sugar company where increased demand and decreased supply lead to increased costs. Management does not anticipate the prices of these raw materials to return to previous levels in the near future. Management is considering and evaluating the need to increase prices charged to customers for future sales. Direct labor cost decreased $43,908 or 13% to $303,833 as compared to $347,741 for the nine months ended March 31, 2011, which is primarily due to a decrease of 2,409 production hours worked for the nine months ended March 31, 2012 of 20,012 production hours compared to 22,421 production hours worked for the nine months ended March 31, 2012.

The Company decreased total inventory $184,897 or 34% to $358,827 at March 31, 2012 from $543,724 at June 30, 2011 due to the Company’s busy season coming to an end. The Company decreased finished goods inventory 67% at March 31, 2012 to $86,795 from June 30, 2011 of $263,934. The Company increased goods in process inventory 147% at March 31, 2012 to $8,097 from June 30, 2011 of $3,275. The Company increased raw materials inventory 42% at March 31, 2012 to $125,902 from June 30, 2011 of $88,490. The increase in raw materials inventory was primarily due to price increases in chocolate, peanuts, and sugar. The Company decreased packaging materials inventory 27% at March 31, 2012 to $138,033 from June 30, 2011 of $188,025.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2012 increased $8,007 to $87,662, which is 20% of net sales, compared to $79,655 or 21% of net sales for the three months ended March 31, 2011.

The increase of $8,007 or 10% in selling expenses for the three months ended March 31, 2012 is primarily due to higher commissions being paid as sales volume increased 14% during the same period and increased depreciation due to recent vehicles purchased. Commissions increased $3,176 to $12,926 for this period from $9,750 for the three months ended March 31, 2011. Depreciation increased $4,902 to $11,484 for this period from $6,582 for the three months ended March 31, 2011.

Selling expenses for the nine months ended March 31, 2012 increased $17,757 to $328,383, which is 13% of net sales, compared to $310,626 or 12% of net sales for the nine months ended March 31, 2011.

The increase of $17,757 or 6% in selling expenses for the nine months ended March 31, 2012 is primarily due to higher samples sent out in an effort to increase sales volume and increased depreciation due to recent vehicles purchased. Samples increased $5,386 to $33,115 for this period from $27,729 for the nine months ended March 31, 2011. Depreciation increased $12,231 to $32,390 for this period from $20,159 for the nine months ended March 31, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2012 increased $17,874 to $103,967 and increased to 24% of net sales, compared to $86,093 or 23% of net sales for the three months ended March 31, 2011. These increased costs are primarily reflected in insurance expense, professional fees, general taxes and licenses and office salaries.

General and administrative expenses for the nine months ended March 31, 2012 increased $40,284 to $323,646 and increased to 13% of net sales, compared to $283,362 or 11% of net sales for the nine months ended March 31, 2011. These increased costs are primarily reflected in insurance expense, professional fees, general taxes and licenses and office salaries.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $28 for the three months ended March 31, 2012 to $(1,300), compared to $(1,272) for the three months ended March 31, 2011 primarily due to an increase in interest expense.

Other income and (expense) increased by $2,460 for the nine months ended March 31, 2012 to $(8,640), compared to $(6,180) for the nine months ended March 31, 2011 primarily due to an increase in interest expense.

PROVISION FOR INCOME TAXES

The Company recorded a tax benefit for the three months ended March 31, 2012 of $(40,071) as compared to a tax benefit of $(51,191) for the three months ended March 31, 2011. The Company recorded a tax benefit for the nine months ended March 31, 2012 of $(23,958) as compared to a tax provision of $33,964 for the nine months ended March 31, 2011. The net tax expense recorded for the nine months ended March 31, 2011 is primarily due to recognizing taxes related to profitable operations for that period. The net tax benefit recorded for the nine months ended March 31, 2012 and the three months ended March 31, 2012 and 2011 is primarily due to losses recognized on operations for those periods.

NET INCOME

The Company reported a net loss for the three months ended March 31, 2012 of $(106,933), compared to net loss of $(68,849) for the three months ended March 31, 2011. This decrease of $38,084 is explained above.

The Company reported a net loss for the nine months ended March 31, 2012 of $(42,227), compared to net income of $106,519 for the nine months ended March 31, 2011. This decrease of $148,746 is explained above.

PREFERRED DIVIDENDS

These amounts reflect additional preferred stock dividends in arrears for the three and nine months ended March 31, 2012 and 2011, respectively, on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2012 was $(138,951) which is a decrease of $38,084 as compared to the net loss for the three months ended March 31, 2011 of $(100,867), as explained above.

Net loss applicable to common stockholders for the nine months ended March 31, 2012 was $(138,281) which is a decrease of $148,746 as compared to the net income for the nine months ended March 31, 2011 of $10,465, as explained above.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2012	2011

Net cash provided by operating activities	$213,785	$170,936
Net cash used in investing activities	$(22,680)	$(17,925)
Net cash used in financing activities	$(42,105)	$(73,310)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The $22,680 of cash used in investing activities was the result of capital expenditures. Management has no material commitments for capital expenditures during the remainder of fiscal 2012. The $42,105 of cash used in financing activities was for principal payments on equipment and vehicle loans. Management believes projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future. The Company has $250,000 remaining on its bank line-of-credit, which could be utilized to help fund any working capital requirements.

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

PART II. OTHER INFORMAITON

ITEM 1.	LEGAL PROCEEDINGS

	a.	None

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	a.	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	a.	None

	b.	The total cumulative preferred stock dividends contingency at March 31, 2012 is $7,404,500.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

	a.	None

	b.	None

ITEM 6.	EXHIBITS

	a.	Exhibits.

		Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
		Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements for the quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

May 11, 2012	/s/ Barry M. Yantis
Date	Barry M. Yantis Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President and Treasurer