Form 10-K
period 2012-06-30
CHASE GENERAL CORP
filed 2012-09-14
CIK 15357

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2012

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

As of September 1, 2012 there were 969,834 shares of Common Stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2012

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

 Item 1.            BUSINESS

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

COMPETITION AND MARKET AREA

The Chase Candy Division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers.  “Cherry Mash” bars are marketed in the Midwest region of the United States.  For the years ended June 30, 2012 and 2011, this division accounted for 53% and 55%, respectively, of the consolidated revenue of Dye Candy Company.

The Seasonal Candy Division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts.  For the years ended June 30, 2012 and 2011, the division accounted for 47% and 45%, respectively, of the consolidated revenue of Dye Candy Company.

The Company has no government contracts, foreign operations or export sales.  In addition, all domestic sales are primarily in the Midwest region of the United States.

The Company is a seasonal business whereby the largest volume of sales occur in August through December of each year.  The net income per quarter of the Company varies in direct proportion to the seasonal sales volume.

Due to the seasonal nature of the business, there is a heavier demand on working capital in the fall and winter months of the year when the Company is building its inventories in anticipation of August through December sales.  The fluctuation of demand on working capital due to the seasonal nature of the business is common to the confectionery industry.  If necessary, the Company has the ability to borrow short-term funds to finance operations prior to receiving cash collections from fall sales.  The Company occasionally offers extended payment terms of up to sixty days.  Since this practice is infrequent, the effect on working capital is minimal.

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

RESEARCH AND DEVELOPMENT

The Company has not developed any new products during fiscal years ending June 30, 2012 and 2011.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Raw materials and packaging materials are produced on a national basis with products coming from throughout the United States.  Raw materials and packaging materials are generally widely available, depending of course, on common market influences.

PATENTS AND TRADEMARKS

The largest single revenue producing product, the “Cherry Mash” bar, is protected by a trademark registered with The United States Patent and Trademark Office.  The Company considers this trademark very important to the Company.  This trademark expires in the year 2013.  The Company and its legal representatives do not expect any impediment to renewing this trademark prior to its expiration.

EMPLOYEES

As of June 30, 2012, the Company had 20 full time employees.  There were 12 in manufacturing, 2 in maintenance, 1 plant manager, 1½ in sales and marketing, 2½ in finance and administration, and 1 in general office.  This expands to approximately 31 full time personnel during the busy production months of August through December.

CUSTOMERS

For the years ending June 30, 2012 and  2011, Associated Wholesale Grocers accounted for 31% and 31% of gross sales, and 12% and 36%, respectively, of accounts receivable.  For the years ending June 30, 2012 and 2011, Wal-Mart and its affiliates accounted for 11% and 12%, respectively, of gross sales and 30% and 16%, respectively, of accounts receivable.  No other customer accounted for more than 10% of the Company’s revenues in fiscal years 2012 and 2011.

ENVIRONMENTAL PROTECTION AND THE EFFECT ON PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

Except as described in the paragraph below and to the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard.

The Company has received correspondence from the legal counsel for the Public Building Commission of Chicago (PBC), alleging that the Company previously owned and operated a manufacturing facility in Chicago and that the Company is a liable party for environmental response costs incurred by the PBC in the amount of $822,642. It is the opinion of management, after reviewing the letter with counsel, that further information is required to determine the validity of the claim, the likelihood of an unfavorable outcome to the Company, and an amount of potential loss to the Company if any at all. Management believes significant questions need to be resolved and answered before completing its assessment of the validity of the claim. In the event that a loss were to be incurred by the Company in connection with this claim, the loss would be material.

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

Item 1A.        RISK FACTORS

Not applicable to smaller reporting company.

Item 1B.        UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2012.

Item 2.           PROPERTY

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

Chase General Office and Dye Candy Company Operating Plant -  The building  located at 1307 South 59th, St. Joseph, Missouri contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions.  The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet.  The building, specifically designed for the Company, is leased from an entity owned by the Vice-President and Director of the Company and his spouse.  The annual rental expense of this facility was $78,000 for each year ended June 30, 2012 and 2011.

The net book value of our premises, land and office, and production equipment was $448,616 and $497,909, respectively, for fiscal years ending June 30, 2012 and 2011.

We believe both facilities are adequately covered by insurance.

Item 3.           LEGAL PROCEEDINGS

The Company has received correspondence from the legal counsel for the Public Building Commission of Chicago (PBC), alleging that the Company previously owned and operated a manufacturing facility in Chicago and that the Company is a liable party for environmental response costs incurred by the PBC in the amount of $822,642. It is the opinion of management, after reviewing the letter with counsel, that further information is required to determine the validity of the claim, the likelihood of an unfavorable outcome to the Company, and an amount of potential loss to the Company if any at all. Management believes significant questions need to be resolved and answered before completing its assessment of the validity of the claim. In the event that a loss were to be incurred by the Company in connection with this claim, the loss would be material.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2012.

PART II

Item 5.           MARKET FOR  REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 1, 2012, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

Item 6.           SELECT FINANCIAL DATA

Not applicable to a smaller reporting company.

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains statements that plan for or anticipate the future.  Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like.  Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends.  These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by the Company at the time the statements are made.  These expectations, assumptions and uncertainties include:  the Company’s expectation of heavier demand on working capital in the fall and winter months in anticipation of August through December sales; our belief that the Company has stabilized its customer base; will continue our efforts to expand the existing market area and increase sales to customers; and maintain tight control of all expenditures.

OVERVIEW

During fiscal year ended 2012, the Company’s net sales were $2,953,665, as compared to net sales of $2,996,319 for fiscal year ended June 30, 2011.  This 1.4% decrease in volume offset by a 5.3% increase in cost of sales resulted in decreased profitability during the year, as reflected in the net loss before income taxes of $151,954 for fiscal year 2012 compared to net income of $14,748 for fiscal year 2011.  Working capital decreased $134,485 to $423,479 for the current year from $557,964 for the fiscal year 2012 due to a decrease in inventory, trade receivables and accounts payable offset by an increase in current maturities of notes payable.

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

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations for each of the fiscal years ended June 30, 2012 and 2011, respectively:

	2012	2011

Net sales	100.00%	100.00%
Cost of sales	78.33	73.29
Gross profit	21.67	26.71
Selling expense	13.18	12.88
General and administrative expense	13.66	13.09
(Gain) loss on sale of equipment	(.37)	-
Income (loss) from operations	(4.80)	.74
Other income (expense), net	(.35)	(.25)
Income (loss) before income taxes	(5.15)	.49
Provision for (benefit from) income taxes	(1.73)	.18
Net income (loss)	(3.42)	.31
Preferred dividends	(4.33)	(4.27)

Loss applicable to common stockholders	(7.75)%	(3.96)%

FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011

NET SALES

During the year ended June 30, 2012, sales, net of returns and allowances, decreased $42,654 or 1.42% as compared to the year ended June 30, 2011.  Gross sales for Chase Candy products decreased $70,553 or 4.21% to $1,603,426 for the year ended June 30, 2012 compared to $1,673,979 for 2011.  Gross sales for seasonal candy increased $14,405 or 1.03% to $1,417,054 for the year ended June 30, 2012 as compared to $1,402,649 for 2011.

The 4.21% decrease in gross sales of Chase Candy of $70,553 for the year ended June 30, 2012 over the same period ended June 30, 2011, is primarily due to the net effect of the following: 1) increased sales of Cherry Mash Bar of approximately $128,000 offset by; 2) decreased sales of the 12/12oz. Mini Mash bag of approximately $174,000, with a decrease in sales to one customer by approximately $104,000 due to reduced distribution; 3) overall decreased sales to Cherry Mash Merchandisers of approximately $35,000.  The 1.03% increase in gross sales of Seasonal Candy of $14,405 for the year ended June 30, 2012 over the same period ended June 30, 2011, is primarily due to the net effect of increased sales from two customers in the clamshell seasonal product category of approximately $93,000 offset by decreased sales from two customers in the bulk seasonal product category of approximately $70,000 and overall decreases in the generic seasonal product category of $6,000.

The Company’s returns and allowances decreased $11,224 or 12.28% to $80,211 for the year ended June 30, 2012, compared to $91,425 for the year ended June 30, 2011.

COST OF SALES

Cost of sales for the year ended June 30, 2012, as compared to the year ended June 30, 2011, increased by 5.35%.  The cost of sales increased $117,447 to $2,313,498 while increasing to 78.33% of related revenues for the year ended June 30, 2012, compared to $2,196,051 or 73.29% of related revenues for the year ended June 30, 2011.

The 5.35% increase in cost of sales of $117,447 is primarily due to the 1.42% decrease in net sales of $42,654 offset by the raw material price increases in chocolate, peanuts, and sugar which were not passed along to customers due to the timing of the price increases. Direct costs of goods for materials manufactured and net change in inventories for the year ended June 30, 2012, increased $206,680 or 20.46% to $1,216,843 as compared to $1,010,163 for the year ended June 30, 2011.  Increased chocolate prices were primarily caused by civil unrest in cocoa producing areas of West Africa where decreased supply lead to increased costs.  Increases in the price of peanuts was primarily caused by a drought in Texas where decreased supply lead to increased costs.  Increases in the price of sugar were primarily caused by increased worldwide demand for sugar and unintentional decreased production levels by sugar producers primarily caused by a domestic drought and a lengthy strike at one domestic sugar company where increased demand and decreased supply lead to increased costs.  Management does not anticipate the prices of these raw materials to return to previous levels in the near future.  Management has considered and evaluated the need to increase prices charged to customers for future sales.  Accordingly, prices on fiscal 2013 orders were increased up to 16%, depending on the product.  The impact on sales of increased prices charged to customers has not yet been determined.

Labor costs including wages, vacation pay and payroll taxes of $389,582 for the year ended June 30, 2012 decreased 11.54% or $50,836 as compared to $440,418 for the period ending 2011.  The decrease was due to decreased production.

GROSS PROFIT

The gross margin decreased 20.01% or $160,101 to $640,167 decreasing to 21.67% of related revenues for the year ended June 30, 2012, as compared to $800,268 or 26.71% of related revenues for the year ended June 30, 2011, as a result of the overall increase in cost of sales.

Finished goods inventory as of June 30, 2012 of $237,569 decreased $26,365 or 9.99% from the June 30, 2011 finished goods inventory of $263,934.  Raw materials inventory as of June 30, 2012 of $65,912 decreased $22,578 or 25.51% of the June 30, 2011 raw materials inventory of $88,490.  The Company decreased packaging materials inventory 29.96% at June 30, 2012 to $131,687 from June 30, 2011 of $188,025.  Goods in process inventory as of June 30, 2012 of $12,864 increased $9,589 or 292.79% from the June 30, 2011 goods in process inventory of $3,275.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2012 increased $3,243 to $389,262, which is 13.18% of sales, compared to $386,019 or 12.88% of sales for the year June 30, 2011.  This increase is primarily due to higher commissions and premium promotions being paid, and sample costs for the period in an effort to increase sales volume and increased depreciation due to recent vehicles purchased.  Commissions and premium promotions, and sample costs increased $2,941 or 1.47% to $202,642 for the year ended June 30, 2012, as compared to $199,701 for the year ending June 30, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2012 increased $11,404 to $403,568, which is 13.66% of sales, compared to $392,164 or 13.09% of sales for the year ended June 30, 2011.  The increased costs are primarily reflected in insurance expense, professional fees, general taxes and licenses and office salaries.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations for the year ended June 30, 2012 was (4.80)% of net sales, as compared to 0.74% of net sales for the year ended June 30, 2011 for the reasons described above.

OTHER INCOME (EXPENSE)

Other income and (expense) reflects expense of $(10,220) for the year ended June 30, 2012, as compared to expense of $(7,837) for the year ended June 30, 2011.  This increase of $2,383 in expense was primarily due to increased interest expense.

INCOME (LOSS) BEFORE INCOME TAXES

Income (loss) before income taxes was $(151,954) for the year ended June 30, 2012, as compared to $14,748 for the year ended June 30, 2011.  The reasons for the decrease of $166,702 have been discussed above.

PROVISION (CREDIT) FOR INCOME TAXES

The Company recorded a tax expense (credit) for the year ended June 30, 2012 of $(51,068), as compared to a tax expense of $5,401 for the year ended June 30, 2011.  The tax expense (credit) for the year ended June 30, 2012 is a result of operations discussed above.

NET INCOME (LOSS)

Net loss for the year ended June 30, 2012 was $(100,886), compared to net income for the year ended June 30, 2011 of $9,347.  This decrease of $110,233 is the result of those items discussed above.

PREFERRED DIVIDENDS

Preferred dividends were $128,072 for the years ended June 30, 2012 and 2011, which reflect additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A & B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders was $(228,958) for the year ended June 30, 2012, which is an increase of $110,233 as compared to a net loss of $(118,725) for the year ended June 30, 2011 for the reasons discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

The table below presents the summary of cash flow for the fiscal year indicated.

	2012	2011

Net cash provided by operating activities	$37,552	$32,643
Net cash used in investing activities	$(22,680)	$(32,988)
Net cash used in financing activities	$(15,695)	$(87,391)

Operating Activities

The positive cash flow of $37,552 generated from operations is a result of the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly.  Total inventory as of June 30, 2012 of $448,032 decreased $95,692 or 17.60% as compared to the June 30, 2011 total inventory of $543,724.  This decrease was due to the use of inventory on hand because of raw material price increases.

Investing Activities

The $22,680 of cash used in investing activities was the net result of capital expenditures and disposal of equipment for the current fiscal year.  The Company continues to write off equipment that is no longer useful to the operations of the Company.  Machinery and equipment cash purchases of $45,680 and $33,488 were made during the years ended June 30, 2012 and 2011, respectively.  Depending on results of operations and cash flows, the Company has plans to replace two cookers at an anticipated cost of $40,000 in the next several years, with no set target date.

Financing Activities

The Company borrowed $290,000 and $40,000, respectively, on its line-of-credit during the fall of 2011 and 2010 busy seasons.  Payments of $250,000 and $40,000, respectively, were paid for years ending June 30, 2012 and 2011.  The Company renewed its $250,000 line-of-credit until January 3, 2013 and management anticipates renewal of the line-of-credit at similar terms upon expiration.

The Company borrowed and repaid $100,000 on a note payable to a stockholder during the year ended June 30, 2012.  Full payment was due in March 2012.

The Company financed $27,245 and $71,750 of vehicle purchases during fiscal years 2012 and 2011, respectively.

Loan payments were $55,695 and $87,391 for years ended June 30, 2012 and 2011, respectively.

Overall cash and cash equivalents decreased $823 to $17,949 at June 30, 2012 from $18,772 at June 30, 2011.

At June 30, 2012, the Company’s accumulated deficit was $5,764,596, compared to accumulated deficit of $5,663,710 as of June 30, 2011.  Working capital as of June 30, 2012 decreased $134,485 to $423,479 from $557,964 as of June 30, 2011.

The Company’s lease on its office and plant facility is effective through March 31, 2025 with an option to extend for an additional time of five years, and currently requires payments of $6,500 per month.  At the end of  each five year period, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor. The facility is leased from an entity owned 100% by the Vice-President and Director and his spouse.

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

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 16 through 33 of this Form 10-K.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase General Corporation and Subsidiary as of June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Leawood, Kansas
September 14, 2012

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and 2011

ASSETS

	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$17,949	$18,772
Trade receivables, net of allowance for doubtful accounts, of $15,102 and $15,383, respectively	139,963	161,670
Inventories:
Finished goods	237,569	263,934
Goods in process	12,864	3,275
Raw materials	65,912	88,490
Packaging materials	131,687	188,025
Prepaid expenses	11,517	5,047
Deferred income taxes	7,277	6,900

Total current assets	624,738	736,113

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	85,738
Machinery and equipment	776,462	1,025,118
Trucks and autos	188,594	173,486
Office equipment	30,826	37,757
Leasehold improvements	71,481	71,481
Total	1,179,711	1,428,580
Less accumulated depreciation	731,095	930,671

Total property and equipment	448,616	497,909

TOTAL ASSETS	$1,073,354	$1,234,022

The accompanying notes are an integral part of the
consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012	2011
CURRENT LIABILITIES
Accounts payable	$78,798	$104,796
Current maturities of notes payable	97,266	54,844
Accrued expenses	23,896	17,210
Deferred income	1,299	1,299

Total current liabilities	201,259	178,149

LONG-TERM LIABILITIES
Deferred income	15,259	16,558
Notes payable, less current maturities	105,938	136,810
Deferred income taxes	49,498	100,219

Total long-term liabilities	170,695	253,587

Total liabilities	371,954	431,736

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,130,000 and $2,100,000 respectively)	500,000	500,000
Series B (liquidation preference $2,085,000 and $2,055,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value Series A (liquidation preference $4,843,598 and $4,785,065 respectively)	1,170,660	1,170,660
Series B (liquidation preference $789,360 and $779,821 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,764,596)	(5,663,710)

Total stockholders’ equity	701,400	802,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,073,354	$1,234,022

The accompanying notes are an integral part of the
consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2012 and 2011

	2012	2011

NET SALES	$2,953,665	$2,996,319

COST OF SALES	2,313,498	2,196,051

Gross profit on sales	640,167	800,268

OPERATING EXPENSES
Selling	389,262	386,019
General and administrative	403,568	392,164
Gain on sale of equipment	(10,929)	(500)

Total operating expenses	781,901	777,683

Income (loss) from operations	(141,734)	22,585

OTHER INCOME (EXPENSE)
Miscellaneous income	1,774	2,341
Interest expense	(11,994)	(10,178)

Total other income (expense)	(10,220)	(7,837)

Net income (loss) before income taxes	(151,954)	14,748

PROVISION (CREDIT) FOR INCOME TAXES	(51,068)	5,401

NET INCOME (LOSS)	(100,886)	9,347

Preferred dividends	(128,072)	(128,072)

Net loss applicable to common stockholders	$(228,958)	$(118,725)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC	$(0.24)	$(0.12)

DILUTED	$(0.24)	$(0.12)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the
consolidated financial statements.

CHASE GENERAL CORPORATION AN SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2012 and 2011

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common Stock	Paid-In Capital	Accumulated Deficit
	Series A	Series B	Series A	Series B				Total
BALANCE, JUNE 30, 2010	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,673,057)	$792,939

Net income	-	-	-	-	-	-	9,347	9,347

BALANCE, JUNE 30, 2011	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,663,710)	$802,286

Net loss	-	-	-	-	-	-	(100,886)	(100,886)

BALANCE, JUNE 30, 2012	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,764,596)	$701,400

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers	$2,975,372	$2,999,402
Other income	1,299	1,299
Cost of sales, selling, general and administrative expenses paid	(2,927,158)	(2,957,426)
Interest paid	(11,961)	(10,435)
Income taxes paid	-	(197)

Net cash provided by operating activities	37,552	32,643

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	23,000	500
Purchases of property and equipment	(45,680)	(33,488)

Net cash used in investing activities	(22,680)	(32,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	290,000	40,000
Principal payments on line-of-credit	(250,000)	(40,000)
Proceeds from notes payable - stockholder	100,000	-
Principal payments on notes payable - stockholder	(100,000)	-
Principal payments on notes payable	(55,695)	(87,391)

Net cash used in financing activities	(15,695)	(87,391)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(823)	(87,736)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,772	106,508

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,949	$18,772

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$(100,886)	$9,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,147	119,398
Allowance for bad debts	(281)	492
Deferred income amortization	(1,299)	(1,299)
Deferred income taxes	(51,098)	5,294
Gain on sale of equipment	(10,929)	(500)
Effects of changes in operating assets and liabilities:
Trade receivables	21,988	2,591
Inventories	95,692	(140,525)
Prepaid expenses	(6,470)	(88)
Accounts payable	(25,998)	36,062
Accrued expenses	6,686	1,873
Income taxes payable	-	(2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$37,552	$32,643

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped is included in cost of sales.  Freight expense on goods shipped for the years ended June 30, 2012 and 2011 was $136,023 and $141,955, respectively.

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

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by ASC 740, Income Taxes.  As of June 30, 2012, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements.

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

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2012	2011
Shares issuable upon conversion of Series A
Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B
Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A
Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B
Cumulative Preferred Stock	36,201	36,201

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSE

Advertising is expensed when incurred.  Advertising expense was $4,512 and $3,396 for the years ended June 30, 2012 and 2011, respectively.

NOTE 2 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year.  The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010.  The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility.  In addition, the Company maintained 19 existing jobs during the five year term.  Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations.  Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility.  Deferred revenue is recognized on a straight line basis over the lease term of 20 years.  During the years ended June 30, 2012 and 2011, deferred revenue of $1,299 was amortized into income for each period.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

Payee	Terms	2012	2011

Nodaway Valley Bank	Line-of-credit agreement for $250,000 expiring on January 3, 2013 with a variable interest rate not less than 5%. The line-of-credit had an interest rate of 5% at June 30, 2012. The line-of-credit is collateralized by substantially all assets of the Company.	$40,000	$-

Ford Credit	$679 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	30,563	38,713

Ford Credit	$517 monthly payment, interest of 0%; final payment due March 2016, secured by a vehicle.	23,250	29,450

Honda	$508 monthly payments including interest of 1.9%; final payment made December 15, 2011, secured by a vehicle.	-	3,030

Nissan	$557 monthly payments including interest of 3.9%; final payment made April 2012, secured by a vehicle.	-	5,425

Nodaway Valley Bank	$3,192, including interest of 6.25%; final payment due June 2015, secured by equipment.	84,309	115,036

Toyota Financial Services	$502 monthly payments including interest of 4.9% due March 2015, secured by a vehicle.	15,438	-

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle.	9,644	-

	Total	203,204	191,654
	Less current portion	97,266	54,844
	Long-term portion	$105,938	$136,810

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE (CONTINUED)

Future minimum payments are:

2013	$97,266
2014	59,831
2015	35,344
2016	10,763

Total	$203,204

NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2012 is as follows:

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK (CONTINUED)

Cumulative Preferred Stock dividends in arrears at June 30, 2012 and 2011 totaled $7,436,518 and $7,308,446, respectively.  Total dividends in arrears, on a per share basis, consist of the following at June 30, 2012 and 2011:

	2012	2011

6% Convertible
Series A	$16.05	$15.75
Series B	$15.60	$15.30

5% Convertible
Series A	$62.75	$61.75
Series B	$62.75	$61.75

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

NOTE 5 - INCOME TAX

The recognition of income tax expense related to uncertain tax provisions is determined under the provisions of FASB ASC-740.  The Company had no unrecognized tax benefits as of the date of adoption.  The income tax positions taken for open years are appropriately stated and supported for all open years.  The Company’s federal tax returns for the fiscal years ended 2009, 2010, and 2011 are subject to examination by the IRS taxing authority.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAX (CONTINUED)

The sources of deferred tax assets and liability at June 30, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Inventories	$588	$472
Trade receivables	5,135	5,230
Contribution carryover	1,554	1,198
Deferred income	5,630	6,071
Net operating loss carryover	50,507	-

Total deferred tax assets	63,414	12,971

Deferred tax liability:
Property and equipment	(105,635)	(106,290)

NET DEFERRED TAX LIABILITY	$(42,221)	$(93,319)

The net deferred tax assets (liability) are presented in the accompanying June 30, 2012 and 2011 balance sheets as follows:

	2012	2011

Current deferred tax asset	$7,277	$6,900
Noncurrent deferred tax liability	(49,498)	(100,219)

NET DEFERRED TAX LIABILITY	$(42,221)	$(93,319)

The provision (credit) for income taxes, for the years ended June 30, 2012 and 2011, consists of the following:

	2012	2011

Current tax expense	$30	$107
Deferred tax expense	(51,098)	5,294

	$(51,068)	$5,401

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAX (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2012 and 2011 due to the following:

	2012	2011

Computed “expected” tax (credit)	$(51,665)	$5,162
Increase (decrease) in income taxes (benefits)
resulting from:
State income taxes, net of federal benefit	-	603
Other	597	(364)

	$(51,068)	$5,401

The Company has unused contributions of $4,571 to carryforward that will expire for tax years ranging from 2012 through 2016.

As of June 30, 2012, the Company had a net operating loss carryforward of approximately $148,550 available to use over the next twenty years.

NOTE 6 - INCOME (LOSS) PER SHARE

The income (loss) per share was computed on the weighted average of outstanding common shares during the year as follows:

	2012	2011

Net income (loss)	$(100,886)	$9,347

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net loss - common stockholders	$(228,958)	$(118,725)

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME (LOSS) PER SHARE (CONTINUED)

	2012	2011

Weighted average of shares - Basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic earnings (loss) per share	$(0.24)	$(0.12)

Diluted earnings per share	$(0.24)	$(0.12)

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2012	2011
Cash paid for:
Interest	$11,961	$10,435
Income taxes	-	197
Non-cash transactions:
Financing of new vehicles	27,245	71,750
Value of vehicles traded-in	14,962	26,063

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity owned by the Vice-President and Director of the Company and his spouse.  The period of the lease is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month.  At the end of the first five years, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years.  Rental expense was $78,000 for each year ended June 30, 2012 and 2011.  The amounts are included in cost of sales.

The Company has received correspondence from the legal counsel for the Public Building Commission of Chicago (PBC), alleging that the Company previously owned and operated a manufacturing facility in Chicago and that the Company is a liable party for environmental response costs incurred by the PBC in the amount of $822,642. It is the opinion of management, after reviewing the letter with counsel, that further information is required to determine the validity of the claim, the likelihood of an unfavorable outcome to the Company, and an amount of potential loss to the Company if any at all. Management believes significant questions need to be resolved and answered before completing its assessment of the validity of the claim. In the event that a loss were to be incurred by the Company in connection with this claim, the loss would be material.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2013	$78,000
2014	78,000
2015	78,000
2016	78,000
2017	78,000
Thereafter	604,500
$994,500

As of June 30, 2012, the Company had raw materials purchase commitments with two vendors totaling $82,023.

NOTE 9 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable.  There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments.  As of June 30, 2012, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

NOTE 10 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2012 and 2011, two customers accounted for 42% and 43%, respectively, of the gross sales.  For the year ending June 30, 2012 and 2011, two customer accounted for 41% and 52%, respectively, of accounts receivable.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment using those criteria, management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective.

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

Item 9B.        OTHER INFORMATION

None

PART III

Item 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)       Directors

Name	Age	Periods of Service as Director	Terms

Barry M. Yantis	67	1980 to present	One year
Brett A. Yantis	44	January 21, 1999 to present	One year
Brian A. Yantis	64	July 16, 1986 to present	One year

Executive Officers

			Years of
			Service as
Name	Age	Position	an Officer	Term

Barry M. Yantis	67	President, CEO	33	Until successor elected
		and Treasurer
Brett A. Yantis	44	Vice-President	10	Until successor elected
Brian A. Yantis	64	Secretary	20	Until successor elected

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

Item 11.          EXECUTIVE COMPENSATION

(a)     General

Executive officers are compensated for their services as set forth in the Summary Compensation Table.  These salaries are approved yearly by the Board of Directors.

(b)

		Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other	Restricted
Name and	Fiscal			Annual	Stock	Option/	LTIP	All other
Principal Position	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation

Barry M. Yantis	1) 06-30-12	$132,000	$-	$4,100	-	-	-	-
Barry M. Yantis	1) 06-30-11	$132,000	$1,000	$2,340	-	-	-	-
Barry M. Yantis	1) 06-30-10	$132,000	$-	$3,700	-	-	-	-

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)     Option/SAR grants table

Not applicable

(d)     Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)      Long-term incentive plan awards table

Not applicable

Item 11.            EXECUTIVE COMPENSATION (CONTINUED)

(f)      Compensation of Directors

Directors are not compensated for services on the board.  The directors are reimbursed for travel expenses incurred in attending board meetings.  During the fiscal year 2012 and 2011, $533 and $273, respectively, of travel expenses were reimbursed to board member Brian A. Yantis.

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

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

				Amounts
				and
				Nature
				of
				Beneficial
	Title of Class		Name and Address	Ownership	% of Class

(a)	Security ownership of certain
	beneficial owners

	Common; par value $1 per share		Barry Yantis, CEO &
			Director	194,385 (1)	16.9	% (2)
			5605 Osage Drive
			St. Joseph, Mo.
			64503

			Brian Yantis, Officer &
			Director	97,192 (1)	8.4	% (2)
			1210 E. Clarendon
			Arlington Heights, IL.
			60004

(b)	Security ownership of management

	Common; par value $1 per share		Two directors and CEO	110,856	11.4%
			as a group

	Prior Cumulative Preferred,		Two directors and CEO	21,533	21.5%
	$5 par value: Series A,		as a group
	6% convertible

	Prior Cumulative Preferred		Two directors and CEO	21,533	21.5%
	$5 par value: Series B,		as a group
	6% convertible

	Cumulative Preferred, $20 par		Two directors and CEO	3,017	5.2%
	value:	Series A, $5 convertible	as a group

	Cumulative Preferred, $20 par		Two directors and CEO	630	6.6%
	value:	Series B, $5 convertible	as a group

	(1)			Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

	(2)			Reflects the percentage assuming the preferred shares above were converted into common stock.

(c)	No known change of control is anticipated.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)        Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the 2005 fiscal year to provide office and manufacturing facilities with a limited liability company that is owned 100% by Vice-President and Director, Brett A. Yantis and his spouse.  The annual rent is $78,000.

(b)       Certain business relationships

Not applicable

(c)       Indebtedness of management

Not applicable

(d)       Transactions with promoters

Not applicable

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2012 and 2011:

	2012	2011

Audit fees:
Mayer Hoffman McCann P.C.	$62,679	$52,587
Tax fees	-	-
All other fees	-	-

PART IV

Item 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report.

	1.	Consolidated Financial Statements:	Page

		Index to Consolidated Financial Statements	17

		Consolidated Balance Sheets	19 - 20

		Consolidated Statements of Operations	21

		Consolidated Statements of Stockholders’ Equity	22

		Consolidated Statements of Cash Flows	23

		Notes to Consolidated Financial Statements	24 - 34

	2.	Consolidated Financial Statements Schedules:

		None

	3.	Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

3.1	Articles of Incorporation of Chase General Corporation

3.2	Bylaws

The following are Exhibits attached or explanations included in “Notes to Financial Statements” in Part II of this report:

4.	Instruments defining the rights of security holders including indentures - Refer to Note 4.
11.	Computation of per share earnings - Refer to Note 6.
14.	Code of Ethics
21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.
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

CHASE GENERAL CORPORATION (Registrant)

Date:	September 14, 2012	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 14, 2012
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brett Yantis		September 14, 2012
Brett Yantis	Vice-President and Director

/s/ Brian A. Yantis		September 14, 2012
Brian A. Yantis	Secretary and Director