Form 10-Q
period 2012-09-30
CHASE GENERAL CORP
filed 2012-11-09
CIK 15357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 8, 2012, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Table of Contents

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2012

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2012	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$40,851	$17,949
Trade receivables, net of allowance for doubtful accounts, of $15,402 and $15,102, respectively	532,419	139,963
Inventories:
Finished goods	353,294	237,569
Goods in process	15,275	12,864
Raw materials	90,767	65,912
Packaging materials	117,763	131,687
Prepaid expenses	14,949	11,517
Deferred income taxes	7,528	7,277

Total current assets	1,172,846	624,738

PROPERTY AND EQUIPMENT - NET	425,584	448,616

TOTAL ASSETS	$1,598,430	$1,073,354

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	June 30,
	2012	2012
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$293,898	$78,798
Current maturities of notes payable	382,893	97,266
Accrued expenses	47,279	23,896
Deferred income	1,299	1,299

Total current liabilities	725,369	201,259

LONG-TERM LIABILITIES

Deferred income	14,934	15,259
Notes payable, less current maturities	91,576	105,938
Deferred income taxes	54,600	49,498

Total long-term liabilities	161,110	170,695

Total liabilities	886,479	371,954

STOCKHOLDERS' EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,137,500 and $2,130,000 respectively)	500,000	500,000
Series B (liquidation preference $2,092,500 and $2,085,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,858,232 and $4,843,598 respectively)	1,170,660	1,170,660
Series B (liquidation preference $791,745 and $789,360 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,754,045)	(5,764,596)

Total stockholders' equity	711,951	701,400

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,598,430	$1,073,354

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30
	2012	2011

NET SALES	$797,592	$905,929

COST OF SALES	583,645	713,560

Gross profit on sales	213,947	192,369

OPERATING EXPENSES

Selling	92,374	99,022
General and administrative	125,302	129,374
Gain on sale of equipment	(22,500)	-

Total operating expenses	195,176	228,396

Income (loss) from operations	18,771	(36,027)

OTHER INCOME (EXPENSE)
Miscellaneous income	365	364
Interest expense	(3,734)	(4,405)

Total other income (expense)	(3,369)	(4,041)

Net income (loss) before income taxes	15,402	(40,068)

PROVISION (CREDIT) FOR INCOME TAXES	4,851	(5,031)

NET INCOME (LOSS)	10,551	(35,037)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(21,467)	$(67,055)

NET LOSS PER SHARE OF COMMON
STOCK - BASIC AND DILUTED	$(0.02)	$(0.07)

WEIGHTED AVERAGE SHARES OF COMMON
STOCK OUTSTANDING	969,834	969,834

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,551	$(35,037)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,032	30,152
Allowance for bad debts	300	300
Deferred income amortization	(325)	(325)
Deferred income taxes	4,851	(4,919)
Gain on sale of equipment	(22,500)	-
Effects of changes in operating assets and liabilities:
Trade receivables	(392,756)	(540,377)
Inventories	(129,067)	(25,910)
Prepaid expenses	(3,432)	(4,080)
Accounts payable	215,100	231,263
Accrued expenses	23,383	23,595

Net cash used in operating activities	(270,863)	(325,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	22,500	-

Net cash provided by investing activities	22,500	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	285,000	250,000
Proceeds from notes payable - stockholder	-	100,000
Principal payments on notes payable	(13,735)	(14,219)

Net cash provided by financing activities	271,265	335,781

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,902	10,443

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,949	18,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,851	$29,215

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2012 has been taken from audited consolidated financial statements at that date and condensed.  The condensed consolidated financial statements as of and for the three months ended September 30, 2012 and for the three months ended September 30, 2011 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2012.  The results of operations for the three months ended September 30, 2012 and cash flows for the three months ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2013.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to September 30, 2012, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2012

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period.  Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended September 30
	2012	2011
Net income (loss)	$10,551	$(35,037)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net loss applicable to common stockholders	$(21,467)	$(67,055)

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME (LOSS) PER SHARE (CONTINUED)

	Three Months Ended
	September 30
	2012	2011

Weighted average shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted Average Shares - diluted	2,003,168	2,003,168

Basic and diluted earnings per share	$(0.02)	$(0.07)

Cumulative Preferred Stock dividends in arrears at September 30, 2012 and 2011 totaled $7,468,536 and $7,340,464, respectively.  Total dividends in arrears, on a per share basis, consist of the following:

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2012	2012

Nodaway Valley Bank	$100,000 line-of-credit agreement expiring on January 3, 2013 with an interest rate of 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$75,000	$-

Nodaway Valley Bank	$250,000 line-of-credit agreement expiring on January 3, 2013 with a variable interest rate at prime but not less than 5%. The line-of-credit had an interest rate of 5% at September 30, 2012. The line-of-credit is collateralized by substantially all assets of the Company.	250,000	40,000

Ford Credit	$679 monthly payments including interest of 0%; final payment due March 2016, secured by a vehicle.	28,525	30,563

Ford Credit	$517 monthly payments including interest of 0%; final payment due March 2016, secured by a vehicle	21,700	23,250

Toyota Financial Services	$502 monthly payments including interest of 4.9%; final payment due March 2015, secured by a vehicle.	14,116	15,438

Toyota Financial Services	$305 monthly payments including interest of 2.9%; final payment due March 2015, secured by a vehicle.	8,805	9,644

Nodaway Valley Bank	$3,192 monthly payments including interest of 6.25%; final payment due June 2015, secured by certain equipment.	76,323	84,309

	Total	474,469	203,204
	Less current portion	382,893	97,266
	Long-term portion	$91,576	$105,938

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE (CONTINUED)

Management anticipates renewal of both lines-of-credit at similar terms upon expiration.

Future minimum payments for the twelve months ending September 30 are:

2013	$382,893
2014	60,496
2015	23,905
2016	7,175

Total	$474,469

NOTE 4 - INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of FASB ASC – 740-10.  As of September 30, 2012, the Company has not identified any uncertain tax positions requiring recognition in the condensed consolidated financial statements.  The income tax positions taken for open years are appropriately stated and supported for all open years.  The Company’s federal income tax returns for the fiscal years ended 2010, 2011 and 2012 are subject to examination by the IRS taxing authority.

As of September 30, 2012, the Company has unused contributions carryforward of $4,821 and a net operating loss carryforward of $121,691.  The unused contributions will expire in tax years ranging from 2012 through 2016.  The net operating loss carryforward is available to be used over the next twenty years.  A valuation allowance has not been provided against the deferred income tax asset for the net operating loss carryforward as management believes the Company will more likely than not be able to utilize the net operating loss carryforward prior to its expiration.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended September 30
	2012	2011
Cash paid for:
Interest	$4,253	$3,886

Non-cash transaction:
Equipment in accounts payable	$-	$1,700

NOTE 6 - CONTINGENCIES

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended
	September 30
	2012	2011
Net sales	100%	100%
Cost of sales	73	79

Gross profit	27	21

Operating expenses	25	25
Income (loss) from operations	2	(4)
Net income (loss) before income taxes	2	(4)
Provision (credit) for income taxes	1	-

Net income (loss)	1%	(4)%

NET SALES

Net sales decreased $108,337 or 12% for the three months ended September 30, 2012 to $797,592 compared to $905,929 for the three months ended September 30, 2011.  Gross sales for Chase Candy increased $41,169 to $407,421 for the three months ended September 30, 2012, compared to $366,252 for 2011.  Gross sales for Seasonal Candy decreased $157,539 to $403,427 for the three months ended September 30, 2012, compared to $560,966 for 2011.

The 11% increase in gross sales of Chase Candy of $41,169 for the three months ended September 30, 2012 over the same period ended September 30, 2011, is primarily due to the net effect of the following:  1) one customer increasing orders by approximately $42,000 versus the first quarter a year ago primarily due to a new warehouse opening; 2) one customer increasing orders by approximately $27,000 versus first quarter a year ago due to timing of orders offset by; 3) decreased sales for the Mini Mash Barrel, Mini Mash Keg, and Cherry Mash Merchandisers of approximately $18,000; 4) decreased sales of the 12/12oz. Mini Mash bag to one customer by approximately $10,000 due to decreased distribution.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The 28% decrease in gross sales of Seasonal Candy of $157,539 for the three months ended September 30, 2012 over the same period ended September 30, 2011, is primarily due to the net effect of the following:  1) decreased orders from one customer totaling approximately $147,000 versus first quarter a year ago due to timing of orders which will occur during the second quarter of the current fiscal year; 2) increased orders from two customers of approximately $29,000 due to increased business; 3) decreased orders from various other customers in the bulk seasonal and clamshell seasonal product categories totaling approximately $39,000 versus first quarter a year ago due to timing of orders.

COST OF SALES

The cost of sales decreased $129,915 to $583,645 decreasing to 73% of related revenues for the three months ended September 30, 2012, compared to $713,560 or 79% of related revenues for the three months ended September 30, 2011.

The 18% decrease in cost of sales of $129,915 is primarily due to the 12% decrease in net sales of $108,337 combined with a 47% decrease in the raw material costs of peanuts compared to the same period ended September 30, 2011.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

The Company increased total inventory $129,067 or 29% to $577,099 at September 30, 2012 from $448,032 held in inventory at June 30, 2012 as a result of building up inventory product to be delivered in October and November 2012.  The Company increased finished goods inventory 49% during the three months ended September 30, 2012 to $353,294 from the June 30, 2012 finished goods inventory levels of $237,569.  The Company increased goods in process inventory 19% during the three months ended September 30, 2012 to $15,275 from the June 30, 2012 goods in process inventory levels of $12,864. The Company increased raw materials inventory 38% during the three months ended September 30, 2012 to $90,767 from the June 30, 2012 raw materials inventory levels of $65,912. The Company decreased packaging materials inventory 11% during the three months ended September 30, 2012 to $117,763 from the June 30, 2012 packaging materials inventory levels of $131,687.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2012 decreased $6,648 to $92,374, which is 12% of sales, compared to $99,022 or 11% of sales for the three months ended September 30, 2011.

The decrease of $6,648 in selling expenses for the three months ended September 30, 2012 is primarily due to lower commissions and premium promotions being paid for the period.  Commissions and premium promotions, and sample costs decreased $8,139 to $45,410 for this period from $53,549 for the three months ended September 30, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2012 decreased $4,072 to $125,302 and increased to 16% of sales, compared to $129,374 or 14% of sales for the three months ended September 30, 2011.  The decreased costs are primarily because of a $2,729 decrease in insurance expense and a $2,004 decrease in professional fees.

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $672 for the three months ended September 30, 2012 to $(3,369), compared to $(4,041) for the three months ended September 30, 2011 primarily due to a decrease in interest expense.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION (CREDIT) FOR INCOME TAXES

The Company recorded a tax expense for the three months ended September 30, 2012 of $4,851 as compared to a tax benefit of $(5,031) for the three months ended September 30, 2011.  The net tax expense recorded for the three months ended September 30, 2012 is primarily due to the change in deferred income taxes as a result of various timing differences between book income and taxable income.

NET INCOME (LOSS)

The Company reported a net income for the three months ended September 30, 2012 of $10,551, compared to net loss of $(35,037) for the three months ended September 30, 2011.  This increase of $45,588 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2012 and 2011 which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2012 was $(21,467) which is a decrease of $45,588 as compared to the net loss for the three months ended September 30, 2011 of $(67,055).

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2012	2011

Net cash used in operating activities	$(270,863)	$(325,388)
Net cash used in investing activities	$22,500	$-
Net cash provided by (used in) financing activities	$271,265	$335,781

Management has no material commitments for capital expenditures during the remainder of fiscal 2013.  The $271,265 of cash provided by financing activities is the receipt of $285,000 drawn from two lines-of-credit, net of principal payments on equipment and vehicle loans.  One line-of-credit was fully drawn at September 30, 2012.  The Company had $25,000 remaining on another bank line-of-credit until October 5, 2012 when it was utilized to help fund working capital requirements. Since September 30, 2012, the Company has made principal payments totaling $125,000 through November 9, 2012 on the lines-of-credit.  At November 9, 2012, the Company had $125,000 remaining on the lines-of-credit, which could be utilized to help fund any working capital requirements.  Management expects that projected cash flows will enable the Company to pay the full balance on the lines-of-credit prior to December 31, 2012.

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

ITEM 4. - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Chase’s management, with the participation of the Chief Executive Officer, has evaluated the effectiveness of Chase’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer has concluded that Chase’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to management, including those officers, and to members of the Board of Directors, to allow timely decisions regarding required disclosure.

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

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	a.	None

	b.	The total cumulative preferred stock dividends contingency at September 30, 2012 is $7,468,536.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

	a.	None

ITEM 6.	EXHIBITS

	a.	Exhibits.

		Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
		Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial statements for the quarter ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

November 9, 2012	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer