Form 10-Q
period 2012-12-31
CHASE GENERAL CORP
filed 2013-02-08
CIK 15357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 7, 2013, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended December 31, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2012	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$343,149	$17,949
Trade receivables, net of allowance for doubtful accounts of $15,702 and $15,102, respectively	253,161	139,963
Inventories:
Finished goods	50,912	237,569
Goods in process	9,144	12,864
Raw materials	81,218	65,912
Packaging materials	115,680	131,687
Prepaid expenses	26,992	11,517
Deferred income taxes	6,113	7,277

Total current assets	886,369	624,738

PROPERTY AND EQUIPMENT - NET	405,035	448,616

TOTAL ASSETS	$1,291,404	$1,073,354

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2012	2012
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$132,862	$78,798
Current maturities of notes payable	58,529	97,266
Income taxes payable	40,271	-
Accrued expenses	13,750	23,896
Deferred income	1,299	1,299

Total current liabilities	246,711	201,259

LONG-TERM LIABILITIES

Deferred income	14,610	15,259
Notes payable, less current maturities	74,187	105,938
Deferred income taxes	103,368	49,498

Total long-term liabilities	192,165	170,695

Total liabilities	438,876	371,954

STOCKHOLDERS’ EQUITY

Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,145,000 and $2,130,000 respectively)	500,000	500,000
Series B (liquidation preference $2,100,000 and $2,085,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,872,865 and $4,843,598 respectively)	1,170,660	1,170,660
Series B (liquidation preference $794,129 and $789,360 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,613,468)	(5,764,596)

Total stockholders’ equity	852,528	701,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,291,404	$1,073,354

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31
	2012	2011

NET SALES	$1,475,203	$1,218,132

COST OF SALES	986,482	861,942

Gross profit on sales	488,721	356,190

OPERATING EXPENSES

Selling	164,742	141,699
General and administrative	91,803	90,305
Loss on sale of equipment	246	-

Total operating expenses	256,791	232,004

Income from operations	231,930	124,186

OTHER INCOME (EXPENSE)
Miscellaneous income	397	412
Interest expense	(1,296)	(3,711)

Total other income (expense)	(899)	(3,299)

Net income before income taxes	231,031	120,887

PROVISION FOR INCOME TAXES	90,454	21,144

NET INCOME	140,577	99,743

Preferred dividends	(32,018)	(32,018)

Net income applicable to common stockholders	$108,559	$67,725

NET INCOME PER SHARE OF COMMON STOCK
- BASIC	$0.11	$0.07

- DILUTED	$0.05	$0.03

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC	969,834	969,834

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - DILUTED	2,003,168	2,003,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	December 31
	2012	2011

NET SALES	$2,272,795	$2,124,061

COST OF SALES	1,570,127	1,575,502

Gross profit on sales	702,668	548,559

OPERATING EXPENSES
Selling	257,116	240,721
General and administrative	217,105	219,679
Gain on sale of equipment	(22,254)	-

Total operating expenses	451,967	460,400

Income from operations	250,701	88,159

OTHER INCOME (EXPENSE)
Miscellaneous income	762	776
Interest expense	(5,030)	(8,116)

Total other income (expense)	(4,268)	(7,340)

Net income before income taxes	246,433	80,819

PROVISION FOR INCOME TAXES	95,305	16,113

NET INCOME	151,128	64,706

Preferred dividends	(64,036)	(64,036)

Net income applicable to common stockholders	$87,092	$670

NET INCOME PER SHARE OF COMMON STOCK
- BASIC	$0.09	$0.00

- DILUTED	$0.04	$0.00

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC	969,834	969,834

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - DILUTED	2,003,168	2,003,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151,128	$64,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,560	56,389
Allowance for bad debts	600	600
Deferred income amortization	(649)	(650)
Deferred income taxes	55,034	(6,927)
Gain on sale of equipment	(22,254)	-
Effects of changes in operating assets and liabilities:
Trade receivables	(113,798)	(22,966)
Inventories	191,078	165,157
Prepaid expenses	(15,475)	(16,829)
Accounts payable	54,064	(16,216)
Accrued expenses	(10,146)	(6,414)
Income taxes payable	40,271	22,952

Net cash provided by operating activities	375,413	239,802

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	22,500	-
Purchases of property and equipment	(2,225)	(2,613)

Net cash provided by (used in) investing activities	20,275	(2,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	310,050	250,000
Principal payments on line-of-credit	(350,050)	(250,000)
Principal payments on notes payable	(30,488)	(28,576)

Net cash used in financing activities	(70,488)	(28,576)

NET INCREASE IN CASH AND CASH EQUIVALENTS	325,200	208,613

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,949	18,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$343,149	$227,385

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2012 has been taken from audited consolidated financial statements at that date and condensed.  The condensed consolidated financial statements as of and for the three months and six months ended December 31, 2012 and for the three months and six months ended December 31, 2011 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2012.  The results of operations for the three months and six months ended December 31, 2012 and cash flows for the three months and six months ended December 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2013.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

Other than those disclosed in Note 3, no events have occurred subsequent to December 31, 2012, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2012.

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period.  Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011

Net income	$140,577	$99,743	$151,128	$64,706

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income applicable to common stockholders	$108,559	$67,725	$87,092	$670

Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted average shares - diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$.11	$.07	$.09	$.00

Diluted earnings per share	$.05	$.03	$.04	$.00

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2012 and 2011 totaled $7,500,554 and $7,372,482, respectively.  Total dividends in arrears, on a per share basis, consist of the following:

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

Payee	Terms	December 31, 2012	June 30, 2012

Nodaway Valley Bank	$100,000 line-of-credit agreement expiring on January 3, 2013 with an interest rate of 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Nodaway Valley Bank	$250,000 line-of-credit agreement expiring on January 3, 2013 with a variable interest rate at prime but not less than 5%. The line-of-credit had an interest rate of 5% at December 31, 2012. The line-of-credit is collateralized by substantially all assets of the Company.	-	40,000

Ford Credit	$679 monthly payments, 0% interest; final payment due March 2016, secured by a vehicle.	26,488	30,563

Ford Credit	$517 monthly payments, 0% interest; final payment due March 2016, secured by a vehicle.	20,150	23,250

Toyota Financial Services	$502 monthly payments including interest of 4.9%; final payment due March 2015, secured by a vehicle.	12,777	15,438

Toyota Financial Services	$305 monthly payments including interest of 2.9%; final payment due March 2015, secured by a vehicle.	7,404	9,644

Nodaway Valley Bank	$3,192 monthly payments including interest of 6.25%; final payment due June 2015, secured by certain equipment.	65,897	84,309

	Total	132,716	203,204
	Less current portion	(58,529)	(97,266)
	Long-term portion	$74,187	$105,938

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE (CONTINUED)

Upon expiration of the line-of-credit agreements on January 3, 2013, the Company entered into a $350,000 line-of-credit agreement that expires on January 3, 2014 with a variable interest rate at prime but not less than 5%.  The line-of-credit is collateralized by substantially all assets of the Company.  Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

Future minimum payments for the twelve months ending December 31 are:

2013	$58,529
2014	54,448
2015	16,151
2016	3,588

Total	$132,716

NOTE 4 - INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) – 740-10.  As of December 31, 2012, the Company has not identified any uncertain tax positions requiring recognition in the condensed consolidated financial statements.  The income tax positions taken for open years are appropriately stated and supported for all open years.  The Company’s federal income tax returns for the fiscal years ended 2010, 2011 and 2012 are subject to examination by the IRS taxing authority.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31
	2012	2011
Cash paid for:
Interest	$5,030	$8,116

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2012 Compared with Three Months Ended December 31, 2011, and Six Months Ended December 31, 2012 Compared with Six Months Ended December 31, 2011.

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011

Net sales	100%	100%	100%	100%

Cost of sales	67	71	69	74

Gross profit	33	29	31	26

Operating expenses	17	19	20	22
Income from operations	16	10	11	4
Net income before income taxes	16	10	11	4
Provision for income taxes	6	2	4	1

Net income	10%	8%	7%	3%

NET SALES

Net sales increased $257,071 or 21% for the three months ended December 31, 2012 to $1,475,203 compared to $1,218,132 for the three months ended December 31, 2011.  Gross sales for Chase Candy increased $118,921 to $561,097 for the three months ended December 31, 2012, compared to $442,176 for 2011.  Gross sales for Seasonal Candy increased $121,521 to $923,540 for the three months ended December 31, 2012, compared to $802,019 for 2011.

The 27% increase in gross sales of Chase Candy of $118,921 for the three months ended December 31, 2012 over the same period ended December 31, 2011, is primarily due to the effect of the following changes in volume and pricing:  1) one customer increasing orders by approximately $89,000 versus the same quarter a year ago primarily due to a new warehouse opening; 2) increased sales of approximately $21,000 for Mini Mash bars due to stronger movement at three retail customers and; 3) increased sales to two Cherry Mash Merchandisers of approximately $14,000 primarily due to increased sales of the C-Store Display Shipper.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The 15% increase in gross sales of Seasonal Candy of $121,521 for the three months ended December 31, 2012 over the same period ended December 31, 2011, is primarily due to the net effect of the following:  1) orders from one customer totaling approximately $147,000 that shipped in October this year, compared to September in the prior year partially offset by; 2) decreased orders from one customer in the generic segment of $34,000 due to competitive activity.

Net sales increased $148,734 or 7% for the six months ended December 31, 2012 to $2,272,795 compared to $2,124,061 for the six months ended December 31, 2011.  Gross sales for Chase Candy increased $160,090 to $968,518 for the six months ended December 31, 2012 compared to $808,428 for 2011.  Gross sales for Seasonal Candy decreased $36,018 to $1,326,967 for the six months ended December 31, 2012 compared to $1,362,985 for 2011.

The 20% increase in gross sales of Chase Candy of $160,090 for the six months ended December 31, 2012 over the same period ended December 31, 2011 is primarily due to the net effect of the following:  1) increased sales of Cherry Mash Bar of approximately $138,000 to two customers; 2) increased sales of the 24/12oz. bag of Bite Size Mini Mash by approximately $42,000 due to the timing of Halloween orders and; 3) overall decreased sales of Cherry Mash Merchandisers of approximately $10,000.

The 3% decrease in gross sales of Seasonal Candy of $36,018 for the six months ended December 31, 2012 over the same period ended December 31, 2011, is primarily due to the following:  1) decreased sales of bulk segment product of $13,000; 2) decreased sales in the clamshell seasonal product category of approximately $15,000, primarily from decreased sales and timing of order of one customer; 3) decreased sales from one customer in the bulk seasonal product category of approximately $35,000 offset by increases to another customer in the same category of $29,000.

COST OF SALES

The cost of sales increased $124,540 to $986,482 decreasing to 67% of related revenues for the three months ended December 31, 2012, compared to $861,942 or 71% of related revenues for the three months ended December 31, 2011.

The 14% increase in cost of sales of $124,540 is primarily due to the 21% increase in net sales of $257,071 combined with a 53% decrease in the raw material costs of peanuts compared to the same period ended December 31, 2011.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

The cost of sales decreased $5,375 or 0.3% to $1,570,127 or 69% of related revenues for the six months ended December 31, 2012, compared to $1,575,502 or 74% of related revenues for the six months ended December 31, 2011.

The 0.3% decrease in cost of sales of $5,375 is primarily due the 7% increase in net sales of $148,734 combined with a 53% decrease in the raw material costs of peanuts compared to the same period ended December 31, 2011.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

The Company decreased total inventory $191,078 or 43% to $256,954 at December 31, 2012 from $448,032 held in inventory at June 30, 2012 due to the Company’s busy season coming to an end.  The Company decreased finished goods inventory 79% during the six months ended December 31, 2012 to $50,912 from the June 30, 2012 finished goods inventory levels of $237,569.  The Company decreased goods in process inventory 29% during the six months ended December 31, 2012 to $9,144 from the June 30, 2012 goods in process inventory levels of $12,864. The Company increased raw materials inventory 23% during the six months ended December 31, 2012 to $81,218 from the June 30, 2012 raw materials inventory levels of $65,912. The Company decreased packaging materials inventory 12% during the six months ended December 31, 2012 to $115,680 from the June 30, 2012 packaging materials inventory levels of $131,687.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2012 increased $23,043 to $164,742, which is 11% of sales, compared to $141,699 or 12% of sales for the three months ended December 31, 2011.

The increase of $23,043 in selling expenses for the three months ended December 31, 2012 is primarily due to higher commissions and premium promotions being paid, and higher sample costs for the period in an effort to increase sales volume.  Commissions and premium promotions, and sample costs increased $20,769 to $112,594 for this period from $91,825 for the three months ended December 31, 2011.

Selling expenses for the six months ended December 31, 2012 increased $16,395 to $257,116, which is 11% of net sales, compared to $240,721 or 11% of net sales for the six months ended December 31, 2011.

The increase of $16,395 in selling expenses for the six months ended December 31, 2012 is primarily due to higher commissions and premium promotions being paid, and higher sample costs for the period in an effort to increase sales volume.  Commissions and premium promotions, and sample costs increased $12,630 to $158,004 for this period from $145,374 for the six months ended December 31, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2012 increased $1,498 to $91,803 and decreased to 6% of sales, compared to $90,305 or 7% of sales for the three months ended December 31, 2011.  These increased costs are primarily reflected in professional fees and insurance.

General and administrative expenses for the six months ended December 31, 2012 decreased $2,574 to $217,105 and 10% of net sales, compared to $219,679 or 10% of net sales for the six months ended December 31, 2011.  These decreased costs are primarily reflected in general taxes and licenses and dues and subscriptions.

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $2,400 for the three months ended December 31, 2012 to $(899), compared to $(3,299) for the three months ended December 31, 2011 primarily due to a decrease in interest expense.

Other income and (expense) decreased by $3,072 for the six months ended December 31, 2012 to $(4,268), compared to $(7,340) for the six months ended December 31, 2011 primarily due to a decrease in interest expense.

PROVISION FOR INCOME TAXES

The Company recorded a tax provision for the three months ended December 31, 2012 of $90,454 as compared to a tax provision of $21,144 for the three months ended December 31, 2011, resulting in effective tax rates of 39.15% and 17.49% respectively. The Company recorded a tax provision for the six months ended December 31, 2012 of $95,305 as compared to a tax provision of $16,113 for the six months ended December 31, 2011, resulting in effective tax rates of 38.67% and 19.94% respectively. The increase in the net tax expense recorded for the three and six months ended December 31, 2012 and the corresponding increase in the effective tax rate is primarily due to recognizing taxes related to current profitable operations and the resulting increase in graduated income tax rates.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME

The Company reported net income for the three months ended December 31, 2012 of $140,577, compared to net income of $99,743 for the three months ended December 31, 2011.  This increase of $40,834 is explained above.  The Company reported net income for the six months ended December 31, 2012 of $151,128, compared to net income of $64,706 for the six months ended December 31, 2011.  This increase of $86,422 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2012 and 2011 which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2012 and 2011 which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2012 was $108,559 which is an increase of $40,834 as compared to the net income for the three months ended December 31, 2011 of $67,725.

Net income applicable to common stockholders for the six months ended December 31, 2012 was $87,092 which is an increase of $86,422 as compared to the net income for the six months ended December 31, 2011 of $670.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2012	2011

Net cash provided by operating activities	$375,413	$239,802
Net cash provided by (used in) investing activities	$20,275	$(2,613)
Net cash used in financing activities	$(70,488)	$(28,576)

Management has no material commitments for capital expenditures during the remainder of fiscal 2013.  The $70,488 of cash used in financing activities is due to the principal payments on line-of-credit and equipment and vehicle loans.  The Company has $350,000 available on its bank line-of-credit agreements, which could be utilized to help fund working capital requirements.  Upon expiration of the line-of-credit agreements on January 3, 2013, the Company entered into a $350,000 line-of-credit agreement that expires on January 3, 2014 with a variable interest rate at prime but not less than 5%.  The line-of-credit is collateralized by substantially all assets of the Company.  Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2012 is $7,500,554.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.             OTHER INFORMATION

a.	None

ITEM 6.             EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial statements for the quarter ended December 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

February 8, 2013	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President and Treasurer