Form 10-Q
period 2013-03-31
CHASE GENERAL CORP
filed 2013-05-10
CIK 15357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 9, 2013, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For The Nine Months Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$283,753	$17,949
Trade receivables, net of allowance for doubtful accounts of $16,052 and $15,102, respectively	143,031	139,963
Inventories:
Finished goods	96,859	237,569
Goods in process	13,289	12,864
Raw materials	57,710	65,912
Packaging materials	114,670	131,687
Prepaid expenses	15,433	11,517
Deferred income taxes	6,385	7,277

Total current assets	731,130	624,738

PROPERTY AND EQUIPMENT - NET	382,580	448,616

TOTAL ASSETS	$1,113,710	$1,073,354

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2013	2012
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$40,866	$78,798
Current maturities of notes payable	55,007	97,266
Income taxes payable	17,523	-
Accrued expenses	38,795	23,896
Deferred income	1,299	1,299

Total current liabilities	153,490	201,259

LONG-TERM LIABILITIES
Deferred income	14,285	15,259
Notes payable, less current maturities	53,913	105,938
Deferred income taxes	95,259	49,498

Total long-term liabilities	163,457	170,695

Total liabilities	316,947	371,954

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,152,500 and $2,130,000 respectively)	500,000	500,000
Series B (liquidation preference $2,107,500 and $2,085,000 respectively)	500,000	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,887,498 and $4,843,598 respectively)	1,170,660	1,170,660
Series B (liquidation preference $796,514 and $789,360 respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,669,233)	(5,764,596)

Total stockholders’ equity	796,763	701,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,113,710	$1,073,354

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
	2013	2012

NET SALES	$452,217	$428,140

COST OF SALES	352,654	393,144

Gross profit on sales	99,563	34,996

OPERATING EXPENSES
Selling	74,865	87,662
General and administrative	110,915	103,967
Gain on sale of equipment	-	(10,929)

Total operating expenses	185,780	180,700

Loss from operations	(86,217)	(145,704)

OTHER INCOME (EXPENSE)
Miscellaneous income	640	550
Interest expense	(1,317)	(1,850)

Total other expense	(677)	(1,300)

Net loss before income tax benefit	(86,894)	(147,004)

CREDIT FOR INCOME TAX BENEFIT	(31,129)	(40,071)

NET LOSS	(55,765)	(106,933)

Preferred dividends	(32,018)	(32,018)

Net loss applicable to common stockholders	$(87,783)	$(138,951)

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.09)	$(0.14)
- DILUTED	$(0.09)	$(0.14)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC	969,834	969,834
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - DILUTED	2,003,168	2,003,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	March 31
	2013	2012

NET SALES	$2,725,012	$2,552,201

COST OF SALES	1,922,781	1,968,646

Gross profit on sales	802,231	583,555

OPERATING EXPENSES
Selling	331,981	328,383
General and administrative	328,020	323,646
Gain on sale of equipment	(22,254)	(10,929)

Total operating expenses	637,747	641,100

Income (loss) from operations	164,484	(57,545)

OTHER INCOME (EXPENSE)
Miscellaneous income	1,402	1,326
Interest expense	(6,347)	(9,966)

Total other expense	(4,945)	(8,640)

Net income (loss) before income taxes	159,539	(66,185)

PROVISION (BENEFIT) FOR INCOME TAXES	64,176	(23,958)

NET INCOME (LOSS)	95,363	(42,227)

Preferred dividends	(96,054)	(96,054)

Net loss applicable to common stockholders	$(691)	$(138,281)

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$0.00	$(0.14)
- DILUTED	$0.00	$(0.14)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - BASIC	969,834	969,834
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING - DILUTED	2,003,168	2,003,168

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$95,363	$(42,227)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,015	84,875
Allowance for bad debts	600	900
Deferred income amortization	(974)	(974)
Deferred income taxes	46,653	(23,988)
Gain on sale of equipment	(22,254)	(10,929)
Effects of changes in operating assets and liabilities:
Trade receivables	(3,668)	9,139
Inventories	165,504	184,897
Prepaid expenses	(3,916)	(11,710)
Accounts payable	(37,932)	14,326
Accrued expenses	14,899	9,476
Income taxes payable	17,523	-

Net cash provided by operating activities	339,813	213,785

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	22,500	23,000
Purchases of property and equipment	(2,225)	(45,680)

Net cash provided by (used in) investing activities	20,275	(22,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	310,050	250,000
Principal payments on line-of-credit	(350,050)	(250,000)
Principal payments on notes payable	(54,284)	(42,105)

Net cash used in financing activities	(94,284)	(42,105)

NET INCREASE IN CASH AND CASH EQUIVALENTS	265,804	149,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,949	18,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$283,753	$167,772

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2012 has been taken from audited consolidated financial statements at that date and condensed.  Chase General Corporation (Chase) is a holding company for its wholly-owned subsidiary, Dye Candy Company (Company).  The condensed consolidated financial statements as of and for the three months and nine months ended March 31, 2013 and for the three months and nine months ended March 31, 2012 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2012.  The results of operations for the three months and nine months ended March 31, 2013 and cash flows for the nine months ended March 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2013.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

NOTE 2 - NET INCOME PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period.  Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012

Net income (loss)	$(55,765)	$(106,933)	$95,363	$(42,227)
Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net loss applicable to common stockholders	$(87,783)	$(138,951)	$(691)	$(138,281)

Weighted average shares – basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted average shares – diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$(.09)	$(.14)	$0.00	$(.14)

Diluted earnings per share	$(.09)	$(.14)	$0.00	$(.14)

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - NET INCOME PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2013 and 2012 totaled $7,532,572 and $7,404,500, respectively.  Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended March 31
	2013	2012
6% Convertible
Series A	$16	$16
Series B	16	16

5% Convertible
Series A	64	63
Series B	64	63

The 6% convertible prior cumulative preferred stock may, upon thirty days prior notice, be redeemed by Chase at $5.25 a share plus unpaid accrued dividends to date of redemption.  In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends.  It may be exchanged for common stock at the option of the shareholders in the ratio of 4 common shares for one share of Series A and 3.75 common shares for one share of Series B.

Chase has the privilege of redemption of 5% convertible cumulative preferred stock at $21.00 a share plus unpaid accrued dividends.  In the event of voluntary or involuntary liquidation, holders of this stock are entitled to receive $20.00 a share plus unpaid accrued dividends.  It may be exchanged for common stock at the option of the shareholders, in the ratio of 3.795 common shares for one share of preferred.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:
		March 31,	June 30,
Payee	Terms	2013	2012

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2014, with a variable interest rate at prime but not less than 5%. The line-of-credit agreement replaced two existing line-of-credit agreements that expired on January 3, 2013. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$-	$40,000

Ford Credit	$679 monthly payments, 0% interest; final payment due March 2016, secured by a vehicle.	24,450	30,563

Ford Credit	$517 monthly payments, 0% interest; final payment due March 2016, secured by a vehicle.	18,600	23,250

Toyota Financial Services	$502 monthly payments including interest of 4.9%; final payment due March 2015, secured by a vehicle.	1,421	15,438

Toyota Financial Services	$305 monthly payments including interest of 2.9%; final payment due March 2015, secured by a vehicle.	7,142	9,644

Nodaway Valley Bank	$3,192 monthly payments including interest of 6.25%; final payment due June 2015, secured by certain equipment.	57,307	84,309

	Total	108,920	203,204
	Less current portion	(55,007)	(97,266)
	Long-term portion	$53,913	$105,938

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - NOTES PAYABLE (CONTINUED)

Future minimum payments for the twelve months ending March 31 are:

2014	$55,007
2015	39,563
2016	14,350

Total	$108,920

NOTE 4 - INCOME TAXES

The recognition of income tax expense related to uncertain tax positions is determined under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) – 740-10.  As of March 31, 2013, the Company has not identified any uncertain tax positions requiring recognition in the unaudited condensed consolidated financial statements.  The Company has no accruals for interest or penalties as of March 31, 2013 or June 30, 2012.  The income tax positions taken for open years are appropriately stated and supported for all open years.  The Company’s federal income tax returns for the fiscal years ended 2010, 2011, and 2012 are subject to examination by the IRS taxing authority.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31
	2013	2012

Cash paid for interest	$6,347	$9,966

Non-cash transaction:
Financing of vehicles	$-	$27,245
Net book value of vehicles traded-in	$-	$14,962

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - CONTINGENCIES

The Company has received correspondence from the legal counsel for the Public Building Commission of Chicago (PBC), alleging that the Company previously owned and operated a manufacturing facility in Chicago and that the Company is a liable party for environmental response costs incurred by the PBC in the amount of $822,642.  It is the opinion of management, after reviewing the letter with counsel, that further information is required to determine the validity of the claim, the likelihood of an unfavorable outcome to the Company, and an amount of potential loss to the Company, if any at all.  Management believes significant questions need to be resolved and answered before completing its assessment of the validity of the claim.  In the event that a loss were to be incurred by the Company in connection with this claim, the loss would be material.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012, and Nine Months Ended March 31, 2013 Compared with Nine Months Ended March 31, 2012.

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the unaudited condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012

Net sales	100%	100%	100%	100%

Cost of sales	78	92	71	77

Gross profit	22	8	29	23

Operating expenses	41	42	23	25
Income (loss) from operations	(19)	(34)	6	(2)
Net income (loss) before income taxes	(19)	(34)	6	(3)
Provision (benefit) for income taxes	(7)	(9)	2	(1)

Net income (loss)	(12)%	(25)%	4%	(2)%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

Net sales increased $24,077 or 6% for the three months ended March 31, 2013 to $452,217 compared to $428,140 for the three months ended March 31, 2012.  Gross sales for Chase Candy increased $46,472 to $431,081 for the three months ended March 31, 2013, compared to $384,609 for 2012.  Gross sales for Seasonal Candy decreased $4,339 to $42,269 for the three months ended March 31, 2013, compared to $46,608 for 2012.

The 12% increase in gross sales of Chase Candy of $46,472 for the three months ended March 31, 2013 over the same period ended March 31, 2012, is primarily due to the net effect of the following changes in volume and pricing:  1) one customer increasing orders by approximately $63,000 versus the same quarter a year ago primarily due to a new warehouse opening; 2) decreased sales of approximately $13,000 for Mini Mash bars due to lower distribution and slower movement for one customer; 3) increased sales in the Cherry Mash Merchandisers of approximately $9,000 primarily due to increased sales of the C-Store Display Shipper and; 4) decreased sales in the Cherry Mash Merchandisers of approximately $11,000 primarily due to decreased sales of the Grocery Display Shipper.

The 9% decrease in gross sales of Seasonal Candy of $4,339 for the three months ended March 31, 2013 over the same period ended March 31, 2012, is primarily due to decreased orders from one customer in the clamshell segment of $4,000 due to increased competition in this segment of the market.

Net sales increased $172,811 or 7% for the nine months ended March 31, 2013 to $2,725,012 compared to $2,552,201 for the nine months ended March 31, 2012.  Gross sales for Chase Candy increased $206,562 to $1,399,599 for the nine months ended March 31, 2013 compared to $1,193,037 for 2012.  Gross sales for Seasonal Candy decreased $40,357 to $1,369,236 for the nine months ended March 31, 2013 compared to $1,409,593 for 2012.

The 17% increase in gross sales of Chase Candy of $206,562 for the nine months ended March 31, 2013 over the same period ended March 31, 2012 is primarily due to the net effect of the following:  1) increased sales of Cherry Mash Bar of approximately $206,000 to two customers; 2) increased sales of the 24/12oz. bag of Bite Size Mini Mash by approximately $32,000 primarily due to the timing of Halloween orders; 3) overall decreased sales of Cherry Mash Merchandisers of approximately $12,000 and 4) overall decreased sales of the Keg of Mini Mash of approximately $3,000.

The 3% decrease in gross sales of Seasonal Candy of $40,357 for the nine months ended March 31, 2013 over the same period ended March 31, 2012 is primarily due to the following:  1) decreased sales of bulk segment product of $12,000; 2) decreased sales in the clamshell seasonal product category of approximately $20,000; 3) decreased sales from several customers in the generic segment of approximately $46,000 offset by increases to one customer in the same category of approximately $29,000.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES

Cost of sales decreased $40,490 to $352,654 decreasing to 78% of related revenues for the three months ended March 31, 2013, compared to $393,144 or 92% of related revenues for the three months ended March 31, 2012.

The 10% decrease in cost of sales of $40,490 is primarily due to a 53% decrease in the raw material costs of peanuts compared to the same period ended March 31, 2012.  The decrease in cost of sales was partially offset by the 6% increase in net sales of $24,077.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

Cost of sales decreased $45,865 or 2% to $1,922,781 or 71% of related revenues for the nine months ended March 31, 2013, compared to $1,968,646 or 77% of related revenues for the nine months ended March 31, 2012.

The 2% decrease in cost of sales of $45,865 is primarily due to a 53% decrease in the raw material costs of peanuts compared to the same period ended March 31, 2012.  The decrease in cost of sales was partially offset by the 7% increase in net sales of $172,811.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

The Company decreased total inventory $165,504 or 37% to $282,528 at March 31, 2013 from $448,032 held in inventory at June 30, 2012 due to the Company’s busy season coming to an end.  The Company decreased finished goods inventory 59% during the nine months ended March 31, 2013 to $96,859 from the June 30, 2012 finished goods inventory levels of $237,569. The Company increased goods in process inventory 3% during the nine months ended March 31, 2013 to $13,289 from the June 30, 2012 goods in process inventory levels of $12,864. The Company decreased raw materials inventory 12% during the nine months ended March 31, 2013 to $57,710 from the June 30, 2012 raw materials inventory levels of $65,912. The Company decreased packaging materials inventory 13% during the nine months ended March 31, 2013 to $114,670 from the June 30, 2012 packaging materials inventory levels of $131,687.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2013 decreased $12,797 to $74,865, which is 17% of sales, compared to $87,662 or 20% of sales for the three months ended March 31, 2012.

The decrease of $12,797 in selling expenses for the three months ended March 31, 2013 is primarily due to lower commissions and premium promotions being paid, and lower sample costs when compared to the previous period.  Commissions and premium promotions, and sample costs decreased $12,741 to $27,387 for this period from $40,128 for the three months ended March 31, 2012.

Selling expenses for the nine months ended March 31, 2013 increased $3,598 to $331,981, which is 12% of net sales, compared to $328,383 or 13% of net sales for the nine months ended March 31, 2012.

The increase of $3,598 in selling expenses for the nine months ended March 31, 2013 is primarily due to higher customer show expenses for the period in an effort to increase sales volume.  Customer show expenses increased $2,642 to $4,267 for this period from $1,625 for the nine months ended March 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2013 increased $6,948 to $110,915 and increased to 25% of net sales, compared to $103,967 or 24% of sales for the three months ended March 31, 2012.  These increased costs are primarily related to increases in professional fees offset by decreases in insurance expense.

General and administrative expenses for the nine months ended March 31, 2013 increased $4,374 to $328,020 and 12% of net sales, compared to $323,646 or 13% of net sales for the nine months ended March 31, 2012.  These increased costs are primarily related to increases in professional fees offset by decreases in general taxes and licenses and insurance expense.

Gain on sale of equipment for the nine months ended March 31, 2013 increased to $22,254 compared to $10,929 for the nine months ended March 31, 2012.  Gain on the sale of equipment for the three months ended March 31, 2013 decreased to $-0- compared to $10,929 for the three months ended March 31, 2012.  Increases or decreases in the gain on sale of equipment for the Company are due to the underlying details of each equipment sale transaction.

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $623 for the three months ended March 31, 2013 to $(677), compared to $(1,300) for the three months ended March 31, 2012 primarily due to a decrease in interest expense.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE) (CONTINUED)

Other income and (expense) decreased by $3,695 for the nine months ended March 31, 2013 to $(4,945), compared to $(8,640) for the nine months ended March 31, 2012 primarily due to a decrease in interest expense.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded a tax benefit for the three months ended March 31, 2013 of $31,129 as compared to a tax benefit of $40,071 for the three months ended March 31, 2012, resulting in effective tax rates of 35.82% and 27.26%, respectively. The Company recorded a tax provision for the nine months ended March 31, 2013 of $64,176 as compared to a tax benefit of $23,958 for the nine months ended March 31, 2012, resulting in effective tax rates of 40.23% and 36.20%, respectively. The increase in the tax benefit or provision recorded for the three and nine months ended March 31, 2013 and the corresponding increase in the effective tax rate is primarily due to recognizing taxes related to current profitable operations, and the resulting increase in graduated income tax rates.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2013 of $55,765, compared to a net loss of $106,933 for the three months ended March 31, 2012.  This decrease of $51,168 is explained above.  The Company reported net income for the nine months ended March 31, 2013 of $95,363, compared to a net loss of $42,227 for the nine months ended March 31, 2012.  This increase of $137,590 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2013 and 2012, which reflects additional preferred stock dividends in arrears on Chase’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2013 and 2012, which reflects additional preferred stock dividends in arrears on Chase’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2013 was $87,783, which is a decrease of $51,168 as compared to the net loss for the three months ended March 31, 2012 of $138,951.

Net loss applicable to common stockholders for the nine months ended March 31, 2013 was $691, which is a decrease of $137,590 as compared to the net loss for the nine months ended March 31, 2012 of $138,281.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	2013	2012

Net cash provided by operating activities	$339,813	$213,785
Net cash provided by (used in) investing activities	$20,275	$(22,680)
Net cash used in financing activities	$(94,284)	$(42,105)

Management has no material commitments for capital expenditures during the remainder of fiscal 2013.  The $94,284 of cash used in financing activities is due to the principal payments on line-of-credit, equipment and vehicle loans.  The Company has $350,000 available on its bank line-of-credit agreement, which could be utilized to help fund working capital requirements. The Company entered into a $350,000 line-of-credit agreement that expires on January 3, 2014, with a variable interest rate at prime but not less than 5%.  The line-of-credit is collateralized by substantially all assets of the Company.  Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

The Company had an increase in cash and cash equivalents of $265,804 from $17,949 at June 30, 2012 to $283,753 at March 31, 2013 primarily due to the net impact of the operating activities, investing activities, and financing activities noted above.  Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.

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

ITEM 4. - CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

Chase’s Management, with the participation of the Chief Executive Officer, has evaluated the effectiveness of Chase’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Management has concluded that Chase’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to management, including those officers, and to members of the Board of Directors, to allow timely decisions regarding required disclosure.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 4. - CONTROLS AND PROCEDURES (CONTINUED)

(b)       Changes in Internal Control over Financial Reporting

There were no significant changes in Chase’s internal control over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect Chase’s internal control over financial reporting subsequent to the date of the evaluation.

PART II.  OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

The Company has received correspondence from the legal counsel for the Public Building Commission of Chicago (PBC), alleging that the Company previously owned and operated a manufacturing facility in Chicago and that the Company is a liable party for environmental response costs incurred by the PBC in the amount of $822,642.  It is the opinion of management, after reviewing the letter with counsel, that further information is required to determine the validity of the claim, the likelihood of an unfavorable outcome to the Company, and an amount of potential loss to the Company, if any at all.  Management believes significant questions need to be resolved and answered before completing its assessment of the validity of the claim.  In the event that a loss were to be incurred by the Company in connection with this claim, the loss would be material.

ITEM 1A.          RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2013 is $7,532,572.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.             OTHER INFORMATION

a.	None

PART II.  OTHER INFORMATION (CONTINUED)

ITEM 6.             EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial statements for the quarter ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

May 10, 2013	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President and Treasurer