Form 10-K
period 2013-06-30
CHASE GENERAL CORP
filed 2013-09-19
CIK 15357

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2013

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

As of September 18, 2013 there were 969,834 shares of Common Stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2013

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

PRINCIPAL PRODUCTS AND METHODS OF DISTRIBUTION

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Products and Seasonal Candy Products.  Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”.  The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries.  The products of both divisions are sold to the same type of customers in the same geographical areas.  In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials.  Management considers these two divisions as one reportable segment for inclusion in this filing.

The principal products produced are as follows:

Chase Candy Products of Dye Candy Company produces a candy bar under the trade name of “Cherry Mash”.  The bar is distributed in the following six case sizes:

(1)	60 count pack
(2)	12 boxes of 24 bars per box
(3)	200 count shipper box
(4)	100 count shipper box
(5)	100 # 2 box Counter Display
(6)	4 box - 36 count Counter Display

In addition to the regular size bar, a “mini-mash” is distributed in the following seven case sizes:

(1)  24 - 12 oz. bags
(2)  6 jars - 60 bars per jar
(3)  23 # wrapped bars
(4)  22 # unwrapped bars
(5)  12 - 12 oz. bags
(6)  6 - 4 # jars
(7)  24 - 12 oz. clamshell containers

PRINCIPAL PRODUCTS AND METHODS OF DISTRIBUTION (CONTINUED)

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

COMPETITION AND MARKET AREA

The Chase Candy Products division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers.  “Cherry Mash” bars are marketed in the Midwest region of the United States.  For the years ended June 30, 2013 and 2012, this division accounted for 57% and 53%, respectively, of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts.  For the years ended June 30, 2013 and 2012, the division accounted for 43% and 47%, respectively, of the consolidated sales of Dye Candy Company.

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

COMPETITION AND MARKET AREA (CONTINUED)

Prompt service and efficient service are traits demanded in the confectionery industry, which results in a continual low volume of back-orders.  Therefore, at no time during the year does the Company have a significant amount of back-orders.

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

RESEARCH AND DEVELOPMENT

The Company has not developed any new products during fiscal years ending June 30, 2013 and 2012.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States.  Raw materials and packaging materials are generally widely available, depending on common market influences.

PATENTS AND TRADEMARKS

The largest single revenue producing product, the “Cherry Mash” bar, is protected by a trademark registered with The United States Patent and Trademark Office.  The Company considers this trademark significant to operations.  This trademark expires in the year 2023.  The Company and its legal representatives do not expect any impediment to renewing this trademark prior to its expiration.

EMPLOYEES

As of June 30, 2013, the Company had 17 full time employees.  This expands to approximately 31 full time personnel during the busy production months of August through December.

CUSTOMERS

For the years ending June 30, 2013 and 2012, one customer accounted for 32% and 31%, respectively, of gross sales, and 15% and 12%, respectively, of accounts receivable.  For the years ending June 30, 2013 and 2012, another customer and its affiliates accounted for 16% and 11%, respectively, of gross sales and 43% and 30%, respectively, of accounts receivable.  No other customer accounted for more than 10% of the Company’s sales in fiscal years 2013 and 2012.

ENVIRONMENTAL PROTECTION AND THE EFFECT ON PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

Except as described in the paragraph below and to the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard.

The Company received correspondence from the legal counsel for the Public Building Commission of Chicago (PBC) in August 2012, alleging that the Company previously owned and operated a manufacturing facility in Chicago and that the Company is a liable party for environmental response costs incurred by the PBC in the amount of $822,642.  It is the opinion of Management, after reviewing the letter with counsel, that further information is required to determine the validity of the claim, the likelihood of an unfavorable outcome to the Company, and an amount of potential loss to the Company, if any, at all.  Management believes significant questions need to be resolved and answered before completing its assessment of the validity of the claim.  In the event that a loss were to be incurred by the Company in connection with this claim, the loss would be material.

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

Item 1A	RISK FACTORS

Not applicable to smaller reporting company.

Item 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2013.

Item 2	PROPERTIES

We conduct our operations from two buildings as follows:

Chase Warehouse - This building is located in St. Joseph, Missouri and is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant.  The facility is currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products.  This warehouse is over seventy years old, is in fair condition and adequate to meet present requirements.  The warehouse has approximately 15,000 square feet and is not encumbered.

Chase General Office and Dye Candy Company Operating Plant - This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions.  The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet.  The building, specifically designed for the Company, is leased from an entity owned by the Vice-President and Director of the Company and his spouse.  The annual rental expense of this facility was $78,000 for each year ended June 30, 2013 and 2012.

The net book value of our premises, land and office, and production equipment was $361,825 and $448,616, respectively, for fiscal years ending June 30, 2013 and 2012.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

The Company received correspondence from the legal counsel for the PBC in August 2012, alleging that the Company previously owned and operated a manufacturing facility in Chicago and that the Company is a liable party for environmental response costs incurred by the PBC in the amount of $822,642.  It is the opinion of management, after reviewing the letter with counsel, that further information is required to determine the validity of the claim, the likelihood of an unfavorable outcome to the Company, and an amount of potential loss to the Company if any at all.  Management believes significant questions need to be resolved and answered before completing its assessment of the validity of the claim.  In the event that a loss were to be incurred by the Company in connection with this claim, the loss would be material.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended June 30, 2013.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 18, 2013, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

OVERVIEW

During fiscal year ended 2013, the Company’s net sales were $3,190,787, as compared to net sales of $2,953,665 for fiscal year ended June 30, 2012.  This 8.0% increase in volume combined with a 2.9% decrease in cost of sales resulted in increased profitability during the year, as reflected in the net income before income taxes of $124,617 for fiscal year 2013 compared to net loss of $151,954 for fiscal year 2012.  Working capital increased $136,627 to $560,106 for the current year from $423,479 for the fiscal year 2012 due to an increase in inventory, trade receivables and cash offset by a decrease in current maturities of notes payable and accounts payable.

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

No events have occurred subsequent to June 30, 2013, through the date of filing this form, that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended June 30, 2013.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected.  The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due to the Company could be adversely affected.  All accounts or portions thereof deemed to be uncollectible, or to require an excessive collection cost, are written off to the allowance for doubtful accounts.

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

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations for each of the fiscal years ended June 30, 2013 and 2012, respectively:

	2013	2012

Net sales	100.00%	100.00%
Cost of sales	70.39	78.33
Gross profit on sales	29.61	21.67
Selling expense	12.73	13.18
General and administrative expense	13.50	13.66
Gain on sale of equipment	(0.70)	(0.37)
Income (loss) from operations	4.08	(4.80)
Other income (expense), net	(0.17)	(0.35)
Income (loss) before income taxes	3.91	(5.15)
Provision (credit) for income taxes	1.52	(1.73)
Net income (loss)	2.39	(3.42)
Preferred dividends	(4.01)	(4.33)

Loss applicable to common stockholders	(1.62)%	(7.75)%

FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012

NET SALES

During the year ended June 30, 2013, sales, net of returns and allowances, increased $237,122 or 8.0% as compared to the year ended June 30, 2012.  Gross sales for Chase Candy products increased $247,312 or 15.4% to $1,850,738 for the year ended June 30, 2013 compared to $1,603,426 for 2012.  Gross sales for seasonal candy decreased $26,781 or 1.9% to $1,390,273 for the year ended June 30, 2013 as compared to $1,417,054 for 2012.  The Company’s returns and allowances decreased $17,755 or 22.1% to $62,456 for the year ended June 30, 2013, compared to $80,211 for the year ended June 30, 2012.  The Company’s other sales decreased $1,164 or 8.7% to $12,232 for the year ended June 30, 2013, compared to $13,396 for the year ended June 30, 2012.

The 15.4% increase in gross sales of Chase Candy of $247,312 for the year ended June 30, 2013 over the same period ended June 30, 2012, is primarily due to the net effect of the following: 1) increased sales of Cherry Mash Bar of approximately $246,000 to three customers; 2) increased sales of the 24/12oz. bag of Bite Size Mini Mash by approximately $28,000 primarily due to the timing of Halloween orders; 3) overall decreased sales to Cherry Mash Merchandisers of approximately $1,000; 4) overall decreased sales of the Keg of Mini Mash of approximately $4,000; 5) overall decreased sales of bulk Mini Mash of approximately $7,000 and 6) overall decreased internet sales of various Cherry Mash products of approximately $12,000.

The 1.9% decrease in gross sales of Seasonal Candy of $26,781 for the year ended June 30, 2013 over the same period ended June 30, 2012, is primarily due to the following:  1) decreased sales of bulk segment product of $4,000; 2) decreased sales in the clamshell seasonal product category of approximately $9,000; and 3) decreased sales from several customers in the generic segment of approximately $17,000.

COST OF SALES

Cost of sales for the year ended June 30, 2013, as compared to the year ended June 30, 2012, decreased by 2.9%.  The cost of sales decreased $67,498 to $2,246,000 while decreasing to 70.4% of related revenues for the year ended June 30, 2013, compared to $2,313,498 or 78.3% of related revenues for the year ended June 30, 2012.

The 2.9% decrease in cost of sales of $67,498 is primarily due to a 53% decrease in the raw material costs of peanuts compared to the same period ended June 30, 2012.  The decrease in cost of sales was partially offset by the 8.0% increase in net sales of $237,122.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

Labor costs, including wages, vacation pay and payroll taxes of $439,282 for the year ended June 30, 2013, increased 12.8% or $49,700 as compared to $389,582 for the period ending 2012.  The increase was due to increased production.

GROSS PROFIT ON SALES

The gross profit increased 47.6% or $304,620 to $944,787 increasing to 29.6% of related sales for the year ended June 30, 2013, as compared to $640,167 or 21.67% of related sales for the year ended June 30, 2012, as a result of the overall increase in sales and decrease in cost of sales.

Finished goods inventory as of June 30, 2013 of $258,392 increased $20,823 or 8.8% from the June 30, 2012 finished goods inventory of $237,569.  Raw materials inventory as of June 30, 2013 of $81,515 increased $15,603 or 23.7% from the June 30, 2012 raw materials inventory of $65,912.  Packaging materials inventory as of June 30, 2013 of $158,283 increased $26,596 or 20.2% from June 30, 2012 packaging materials inventory of $131,687.  Goods in process inventory as of June 30, 2013 of $10,942 decreased $1,922 or 14.9% from the June 30, 2012 goods in process inventory of $12,864.  Inventory levels vary based primarily on sales and purchases.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2013 increased $16,985 to $406,247, which is 12.7% of sales, compared to $389,262 or 13.1% of sales for the year June 30, 2012.  This increase is primarily due to higher premium promotions being paid and higher customer show expenses for the period in an effort to increase sales volume.  Premium promotions increased $8,844 or 14.3% to $70,833 for the year ended June 30, 2013, as compared to $61,989 for the year ending June 30, 2012.  Customer show expense increased $6,122 or 376.7% to $7,747 for the year ended June 30, 2013, as compared to $1,625 for the year ending June 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2013 increased $27,208 to $430,776, which is 13.5% of sales, compared to $403,568 or 13.7% of sales for the year ended June 30, 2012.  This increase is primarily due to increased professional fees due to higher legal fees offset by a decrease in general taxes and license expense due to decreased personal property taxes.  Professional fees increased $35,661 or 33.5% to $142,225 for the year ended June 30, 2013, as compared to $106,564 for the year ending June 30, 2012.  General taxes and license decreased $7,269 or 51.7% to $6,798 for the year ended June 30, 2013, as compared to $14,067 for the year ending June 30, 2012.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations for the year ended June 30, 2013 was 4.1% of net sales, as compared to (4.8)% of net sales for the year ended June 30, 2012 for the reasons previously described above.

OTHER INCOME (EXPENSE)

Other income (expense), net, reflects net expense of $(5,401) for the year ended June 30, 2013, as compared to expense of $(10,220) for the year ended June 30, 2012.  This decrease of $4,819 in other income (expense) was primarily due to decreased interest expense.

INCOME (LOSS) BEFORE INCOME TAXES

Income (loss) before income taxes was $124,617 for the year ended June 30, 2013, as compared to $(151,954) for the year ended June 30, 2012.  The reasons for the increase of $276,571 have been previously discussed above.

PROVISION (CREDIT) FOR INCOME TAXES

The Company recorded income tax expense (credit) for the year ended June 30, 2013 of $48,600 as compared to an income tax expense (credit) of $(51,068) for the year ended June 30, 2012.  The income tax expense (credit) for the year ended June 30, 2013 is a result of operations previously discussed above.

NET INCOME (LOSS)

Net income for the year ended June 30, 2013 was $76,017, compared to a net loss for the year ended June 30, 2012 of $(100,886).  This increase of $171,903 is the result of those items previously discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

The table below presents the summary of cash flow for the fiscal year indicated.

	2013	2012

Net cash provided by operating activities	$101,109	$37,552
Net cash provided by (used in) investing activities	$18,751	$(22,680)
Net cash used in financing activities	$(109,245)	$(15,695)

Operating Activities

The positive cash flow of $101,109 generated from operations is a result of increases in net sales and the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly.  During the year ended June 30, 2013, sales, net of returns and allowances, increased $237,122 or 8.0% as compared to the year ended June 30, 2012.  Total inventory as of June 30, 2013 of $509,132 increased $61,100 or 13.6% from the June 30, 2012 total inventory of $448,032.  The timing of inventory purchases and collections from customers impact cash flow generated from operations.

Investing Activities

The $18,751 of cash provided by investing activities was the net result of capital expenditures and disposal of equipment for the current fiscal year.  Machinery and equipment cash purchases of $3,749 and $45,680 were made during the years ended June 30, 2013 and 2012, respectively.  Depending on results of operations and cash flows, the Company has plans to replace two cookers at an anticipated cost of $40,000 in the next several years, with no set target date.

Financing Activities

The Company borrowed $310,050 and $290,000, respectively, on its line-of-credit during the fall of 2012 and 2011 busy seasons.  Payments of $350,050 and $250,000, respectively, were paid for years ending June 30, 2013 and 2012.  The Company entered into a $350,000 line-of-credit agreement expiring on January 3, 2014, with a variable interest rate at prime but not less than 5%.  The line-of-credit agreement replaced two existing line-of-credit agreements that expired on January 3, 2013.  The line-of-credit is collateralized by substantially all assets of the Company.  Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

The Company borrowed and repaid $100,000 on a note payable to a stockholder during the year ended June 30, 2012.  Full payment was due in March 2012.

The Company financed $27,245 of vehicle purchases during fiscal year 2012.

Loan payments were $69,245 and $55,695 for years ended June 30, 2013 and 2012, respectively.

Overall cash and cash equivalents increased $10,615 to $28,564 at June 30, 2013 from $17,949 at June 30, 2012.

At June 30, 2013, the Company’s accumulated deficit was $5,647,879, compared to accumulated deficit of $5,764,596 as of June 30, 2012.  Working capital as of June 30, 2013 increased $136,627 to $560,106 from $423,479 as of June 30, 2012.

The Company’s lease on its office and plant facility is effective through March 31, 2025, with an option to extend for an additional time of five years, and currently requires payments of $6,500 per month.  At the end of each five year period, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor.  The facility is leased from an entity owned 100% by the Vice-President and Director and his spouse.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers.  Management also intends to continue tight control on all expenditures.

There has been no other material impact from inflation and changing prices on net sales, or on income from continuing operations for the last two fiscal years.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 16 through 33 of this Form 10-K.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase General Corporation and Subsidiary as of June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Leawood, Kansas
September 19, 2013

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and 2012

ASSETS

	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$28,564	$17,949
Trade receivables, net of allowance for doubtful accounts, of $16,196 and $15,102, respectively	166,585	139,963
Inventories:
Finished goods	258,392	237,569
Goods in process	10,942	12,864
Raw materials	81,515	65,912
Packaging materials	158,283	131,687
Prepaid expenses	5,414	11,517
Deferred income taxes	6,863	7,277

Total current assets	716,558	624,738

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and equipment	717,985	776,462
Trucks and autos	188,594	188,594
Office equipment	30,826	30,826
Leasehold improvements	72,068	71,481
Total	1,121,821	1,179,711
Less accumulated depreciation	759,996	731,095

Total property and equipment, net	361,825	448,616

TOTAL ASSETS	$1,078,383	$1,073,354

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and 2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2013	2012
CURRENT LIABILITIES
Accounts payable	$66,598	$78,798
Current maturities of notes payable	54,172	97,266
Accrued expenses	27,466	23,896
Income taxes payable	3,711	-
Deferred income	1,299	1,299

Total current liabilities	153,246	201,259

LONG-TERM LIABILITIES
Deferred income	13,960	15,259
Notes payable, less current maturities	39,787	105,938
Deferred income taxes	93,973	49,498

Total long-term liabilities	147,720	170,695

Total liabilities	300,966	371,954

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,160,000 and $2,130,000, respectively)	500,000	500,000
Series B (liquidation preference $2,115,000 and $2,085,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value Series A (liquidation preference $4,902,131 and $4,843,598, respectively)	1,170,660	1,170,660
Series B (liquidation preference $798,899 and $789,360, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,688,579)	(5,764,596)

Total stockholders’ equity	777,417	701,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,078,383	$1,073,354

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2013 and 2012

	2013	2012

NET SALES	$3,190,787	$2,953,665

COST OF SALES	2,246,000	2,313,498

Gross profit on sales	944,787	640,167

OPERATING EXPENSES
Selling	406,247	389,262
General and administrative	430,776	403,568
Gain on sale of equipment	(22,254)	(10,929)

Total operating expenses	814,769	781,901

Income (loss) from operations	130,018	(141,734)

OTHER INCOME (EXPENSE)
Miscellaneous income	1,913	1,774
Interest expense	(7,314)	(11,994)

Total other income (expense), net	(5,401)	(10,220)

Income (loss) before income taxes	124,617	(151,954)

PROVISION (CREDIT) FOR INCOME TAXES	48,600	(51,068)

NET INCOME (LOSS)	$76,017	$(100,886)

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.05)	$(0.24)
- DILUTED	$(0.05)	$(0.24)

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2013 and 2012

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JUNE 30, 2011	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,663,710)	$802,286

Net loss	-	-	-	-	-	-	(100,886)	(100,886)

BALANCE, JUNE 30, 2012	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,764,596)	701,400

Net income	-	-	-	-	-	-	76,017	76,017

BALANCE, JUNE 30, 2013	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,688,579)	$777,417

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers	$3,164,165	$2,975,372
Deferred income	1,299	1,299
Cost of sales, selling, general and administrative expenses paid	(3,057,008)	(2,927,158)
Interest paid	(7,347)	(11,961)
Income taxes paid	-	-

Net cash provided by operating activities	101,109	37,552

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	22,500	23,000
Purchases of property and equipment	(3,749)	(45,680)

Net cash provided by (used in) investing activities	18,751	(22,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	310,050	290,000
Principal payments on line-of-credit	(350,050)	(250,000)
Proceeds from notes payable - stockholder	-	100,000
Principal payments on notes payable - stockholder	-	(100,000)
Principal payments on notes payable	(69,245)	(55,695)

Net cash used in financing activities	(109,245)	(15,695)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,615	(823)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,949	18,772

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,564	$17,949

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$76,017	$(100,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90,294	110,147
Allowance for bad debts	1,741	(281)
Deferred income amortization	(1,299)	(1,299)
Deferred income taxes	44,889	(51,098)
Gain on sale of equipment	(22,254)	(10,929)
Effects of changes in operating assets and liabilities:
Trade receivables	(28,363)	21,988
Inventories	(61,100)	95,692
Prepaid expenses	6,103	(6,470)
Accounts payable	(12,200)	(25,998)
Accrued expenses	3,570	6,686
Income taxes payable	3,711	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	$101,109	$37,552

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

SEGMENT REPORTING OF THE BUSINESS

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Products and Seasonal Candy Products.  Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”.  The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries.  The products of both divisions are sold to the same type of customers in the same geographical areas.  In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials.  Management considers these two divisions as one reportable segment in these consolidated financial statements.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped are included in cost of sales.  Freight expense on goods shipped for the years ended June 30, 2013 and 2012 was $150,787 and $136,023, respectively.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

The Company’s property and equipment is recorded at cost and is being depreciated on straight-line and accelerated methods over the following estimated useful lives:

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

INCOME TAXES

Deferred income taxes are provided using the liability method for temporary differences between financial statement and income tax reporting.  Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.  Deferred income tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards.  Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized.  Deferred income tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.  Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment.

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) 740, Income Taxes.  As of June 30, 2013, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements.

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

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2013	2012

Shares issuable upon conversion of Series A
Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B
Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A
Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B
Cumulative Preferred Stock	36,201	36,201

ADVERTISING EXPENSE

Advertising is expensed when incurred.  Advertising expense was $6,850 and $4,512 for the years ended June 30, 2013 and 2012, respectively.

NOTE 2 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year.  The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010.  The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility.  In addition, the Company maintained 19 existing jobs during the five year term.  Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations.  Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility.  Deferred revenue is recognized on a straight line basis over the lease term of 20 years.  During the years ended June 30, 2013 and 2012, deferred revenue of $1,299 was amortized into income for each year.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

Payee	Terms	2013	2012

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2014, with a variable interest rate at prime but not less than 5%. The line-of-credit agreement replaced two existing line-of-credit agreements that expired on January 3, 2013. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$40,000

Ford Credit	$679 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	22,413	30,563

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	17,050	23,250

Nodaway Valley Bank	$3,192, including interest of 5.75%; final payment due June 2015, secured by equipment.	48,698	84,309

Toyota Financial Services	$502 monthly payments including interest of 4.9%, secured by a vehicle. Paid in full during 2013.	-	15,438

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle.	5,798	9,644

	Total	93,959	203,204
	Less current portion	54,172	97,266
	Long-term portion	$39,787	$105,938

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE (CONTINUED)

Future minimum payments are:

2014	$54,172
2015	29,025
2016	10,762

Total	$93,959

NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2013 is as follows:

	Shares
		Issued and
	Authorized	Oustanding

Prior Cumulative Preferred Stock, $5 par value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 par value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 par value:
Reserved for conversion of
Preferred Stock - 1,030,166 shares	2,000,000	969,834

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK (CONTINUED)

Cumulative Preferred Stock dividends in arrears at June 30, 2013 and 2012 totaled $7,564,590 and $7,436,518, respectively.  Total dividends in arrears, on a per share basis, consist of the following at June 30, 2013 and 2012:

	2013	2012

6% Convertible
Series A	$16.35	$16.05
Series B	$15.90	$15.60

5% Convertible
Series A	$63.75	$62.75
Series B	$63.75	$62.75

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

NOTE 5 - INCOME TAX

The recognition of income tax expense related to uncertain tax provisions is determined under the provisions of Financial Accounting Standards Board (FASB) ASC-740.  The Company had no unrecognized tax benefits as of the date of adoption.  The income tax positions taken for open years are appropriately stated and supported for all open years.  The Company’s federal tax returns for the fiscal years ended 2010, 2011, and 2012 are subject to examination by the IRS taxing authority.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAX (CONTINUED)

The sources of deferred income tax assets and liability at June 30, 2013 and 2012 are as follows:

	2013	2012

Deferred income tax assets:
Inventories	$688	$588
Trade receivables	6,175	5,135
Contribution carryover	-	1,554
Deferred income	5,818	5,630
Net operating loss carryover	-	50,507

Total deferred income tax assets	12,681	63,414

Deferred income tax liability:
Property and equipment	(99,791)	(105,635)

NET DEFERRED INCOME TAX LIABILITY	$(87,110)	$(42,221)

The net deferred income tax asset (liability) is presented in the accompanying June 30, 2013 and 2012 balance sheets as follows:

	2013	2012

Current deferred income tax asset	$6,863	$7,277
Noncurrent deferred income tax liability	(93,973)	(49,498)

NET DEFERRED INCOME TAX LIABILITY	$(87,110)	$(42,221)

The provision (credit) for income taxes, for the years ended June 30, 2013 and 2012, consists of the following:

	2013	2012

Current income tax expense	$3,711	$30
Deferred income tax expense	44,889	(51,098)

	$48,600	$(51,068)

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAX (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2013 and 2012 due to the following:

	2013	2012

Computed at federal statutory rates	$42,370	$(51,665)
Increase (decrease) in income taxes (benefits)
resulting from:
Deferred income tax rate adjustment	4,568	-
Other	(3,948)	597
State income taxes	5,610	-

	$48,600	$(51,068)

NOTE 6 - INCOME (LOSS) PER SHARE

The income (loss) per share was computed on the weighted average of outstanding common shares during the year as follows:

	2013	2012

Net income (loss)	$76,017	$(100,886)

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net loss - common stockholders	$(52,055)	$(228,958)

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME (LOSS) PER SHARE (CONTINUED)

	2013	2012

Weighted average of shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,344	1,033,334

Weighted average shares – diluted	2,003,178	2,003,168

Basic earnings (loss) per share	$(0.05)	$(0.24)

Diluted earnings (loss) per share	$(0.05)	$(0.24)

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2013	2012

Cash paid for:
Interest	$7,347	$11,961
Income taxes	-	-
Non-cash transactions:
Financing of new vehicles	-	27,245
Value of vehicles traded-in	-	14,962

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity owned by the Vice-President and Director of the Company and his spouse.  The lease term is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month.  At the end of the first five years, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years.  Rental expense was $78,000 for each year ended June 30, 2013 and 2012.  The amounts are included in cost of sales.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2014	$78,000
2015	78,000
2016	78,000
2017	78,000
2018	78,000
Thereafter	526,500
$916,500

The Company received correspondence from the legal counsel for the Public Building Commission of Chicago (PBC) in August 2012, alleging that the Company previously owned and operated a manufacturing facility in Chicago and that the Company is a liable party for environmental response costs incurred by the PBC in the amount of $822,642.  It is the opinion of management, after reviewing the letter with counsel, that further information is required to determine the validity of the claim, the likelihood of an unfavorable outcome to the Company, and an amount of potential loss to the Company if any at all.  Management believes significant questions need to be resolved and answered before completing its assessment of the validity of the claim.  In the event that a loss were to be incurred by the Company in connection with this claim, the loss would be material.

As of June 30, 2013, the Company had raw materials purchase commitments with three vendors totaling $235,995.

NOTE 9 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable.  There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments.  As of June 30, 2013, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

NOTE 10 - CONCENTRATION OF CREDIT RISK

For the years ending June 30, 2013 and 2012, two customers accounted for 48% and 42%, respectively, of the gross sales.  As of June 30, 2013 and 2012, two customers accounted for 58% and 42%, respectively, of accounts receivable.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A	CONTROLS AND PROCEDURES

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment using those criteria, management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting was effective.

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

Item 9B         OTHER INFORMATION

None

PART III

Item 10            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)        Directors

Name	Age	Periods of Service as Director	Terms

Barry M. Yantis	68	1980 to present	One year
Brett A. Yantis	45	January 21, 1999 to present	One year
Brian A. Yantis	65	July 16, 1986 to present	One year

 Executive Officers

			Years of
			Service as
Name	Age	Position	an Officer	Term

Barry M. Yantis	68	President, CEO	34	Until successor elected
		and Treasurer
Brett A. Yantis	45	Vice-President	11	Until successor elected
Brian A. Yantis	65	Secretary	21	Until successor elected

(b)        Certain Significant Employees

 There are no significant employees other than above.

(c)        Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers.  Brett A. Yantis is the son of Barry M. Yantis.

 Business Experience

(1)
Barry M. Yantis, President and Treasurer has been an officer of the Company for thirty-four years, twelve years as Vice-President and twenty-two years as President.  He has been on the board of directors for thirty-four years and has been associated with the candy business for thirty-eight years.

Brett A. Yantis was elected to the position of Director during the year ending June 30, 1999.  Brett was elected Vice-President in January 2003.  Brett has been associated with the Company for nineteen years.

Brian A. Yantis, Secretary has been an officer of the Company since May 1992.  Until retiring in 2011, he had been associated with the insurance business for thirty-seven years and was a Vice-President of Aon Risk Services in Chicago, Illinois for twenty-two years.

(2)	The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

(d)         Involvement in Certain Legal Proceedings

Not applicable

Item 10            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE (CONTINUED)

 (e)         Audit Committee Financial Expert

Registrant is not required to have an audit committee since the stock is not actively traded.  The Board of Directors are not considered audit committee financial experts, but do effectively operate as the audit committee.

                         (f)         Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the Company.  The Code of Business Conduct and Ethics will be provided to any person without charge upon request.

Item 11            EXECUTIVE COMPENSATION

 (a)         General

Executive officers are compensated for their services as set forth in the Summary Compensation Table.  These salaries are approved yearly by the Board of Directors.

 (b)         Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and				Other	Restricted
Principal	Fiscal			Annual	Stock	Option	LTIP	All Other
Position	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation

Barry M. Yantis	1) 06-30-13	$132,000	$26,000	$3,500	-	-	-	-
Barry M. Yantis	1) 06-30-12	$132,000	$-	$4,100	-	-	-	-
Barry M. Yantis	1) 06-30-11	$132,000	$1,000	$2,340	-	-	-	-

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

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2013 and 2012, $482 and $533, respectively, of travel expenses were reimbursed to board member Brian A. Yantis.

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

Item 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS

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

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

 The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2013 and 2012:

	2013	2012

Audit fees:
Mayer Hoffman McCann P.C.	$59,629	$62,679
Tax fees	-	-
All other fees	-	-

PART IV

Item 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Consolidated Financial Statements:	Page

	Index to Consolidated Financial Statements	16

	Consolidated Balance Sheets	18 - 19

	Consolidated Statements of Operations	20

	Consolidated Statements of Stockholders’ Equity	21

	Consolidated Statements of Cash Flows	22

	Notes to Consolidated Financial Statements	23 - 33

2.	Consolidated Financial Statement Schedules:

	None

3.	Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

3.1	Articles of Incorporation of Chase General Corporation

3.2	Bylaws

The following are Exhibits attached or explanations included in “Notes to Consolidated Financial Statements” in Part II of this report:

4.	Instruments defining the rights of security holders including indentures - Refer to Note 4.
11.	Computation of per share earnings - Refer to Note 6.
21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.
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

CHASE GENERAL CORPORATION (Registrant)

Date: September 19, 2013	By:	/s/ Barry M. Yantis
Barry M. Yantis Chairman of the Board, Chief Executive Officer, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 19, 2013
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brett Yantis		September 19, 2013
Brett Yantis	Vice-President and Director

/s/ Brian A. Yantis		September 19, 2013
Brian A. Yantis	Secretary and Director

