Form 10-Q
period 2013-09-30
CHASE GENERAL CORP
filed 2013-11-08
CIK 15357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2013	2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$26,093	$28,564
Trade receivables, net of allowance for doubtful accounts of $16,496 and $16,196, respectively	600,399	166,585
Inventories:
Finished goods	333,302	258,392
Goods in process	12,636	10,942
Raw materials	87,290	81,515
Packaging materials	99,699	158,283
Prepaid expenses	13,435	5,414
Deferred income taxes	7,340	6,863

Total current assets	1,180,194	716,558

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and equipment	726,441	717,985
Trucks and autos	188,594	188,594
Office equipment	30,826	30,826
Leasehold improvements	72,068	72,068
Total	1,130,277	1,121,821
Less accumulated depreciation	781,428	759,996

Total property and equipment, net	348,849	361,825

TOTAL ASSETS	$1,529,043	$1,078,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2013	2013
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$295,546	$66,598
Current maturities of notes payable	259,767	54,172
Accrued expenses	43,357	27,466
Income taxes payable	11,225	3,711
Deferred income	1,299	1,299

Total current liabilities	611,194	153,246

LONG-TERM LIABILITIES
Deferred income	13,636	13,960
Notes payable, less current maturities	27,494	39,787
Deferred income taxes	88,165	93,973

Total long-term liabilities	129,295	147,720

Total liabilities	740,489	300,966

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,167,500 and $2,160,000, respectively)	500,000	500,000
Series B (liquidation preference $2,122,500 and $2,115,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,916,765 and $4,902,131, respectively)	1,170,660	1,170,660
Series B (liquidation preference $801,284 and $798,899, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,677,442)	(5,688,579)

Total stockholders’ equity	788,554	777,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,529,043	$1,078,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30
	2013	2012

NET SALES	$911,260	$797,592

COST OF SALES	658,354	583,645

Gross profit on sales	252,906	213,947

OPERATING EXPENSES
Selling	96,922	92,374
General and administrative	138,390	125,302
Gain on sale of equipment	-	(22,500)

Total operating expenses	235,312	195,176

Income from operations	17,594	18,771

OTHER INCOME (EXPENSE)
Miscellaneous income	364	365
Interest expense	(2,586)	(3,734)

Total other income (expense), net	(2,222)	(3,369)

Net income before income taxes	15,372	15,402

PROVISION (CREDIT) FOR INCOME TAXES	4,235	4,851

NET INCOME	$11,137	$10,551

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.02)	$(0.02)
- DILUTED	$(0.02)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,137	$10,551
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,432	23,032
Allowance for bad debts	300	300
Deferred income amortization	(324)	(325)
Deferred income taxes	(6,285)	4,851
Gain on sale of equipment	-	(22,500)
Effects of changes in operating assets and liabilities:
Trade receivables	(434,114)	(392,756)
Inventories	(23,795)	(129,067)
Prepaid expenses	(8,021)	(3,432)
Accounts payable	228,948	215,100
Accrued expenses	15,891	23,383
Income taxes payable	7,514	-

Net cash used in operating activities	(187,317)	(270,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	22,500
Purchases of property and equipment	(8,456)	-

Net cash provided by (used in) investing activities	(8,456)	22,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	205,000	285,000
Principal payments on notes payable	(11,698)	(13,735)

Net cash provided by financing activities	193,302	271,265

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,471)	22,902

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,564	17,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,093	$40,851

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2013 has been taken from audited consolidated financial statements at that date and condensed.  The condensed consolidated financial statements as of and for the three months ended September 30, 2013 and for the three months ended September 30, 2012 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2013.  The results of operations for the three months ended September 30, 2013 and cash flows for the three months ended September 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2014.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to September 30, 2013, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2013.

NOTE 2 - LOSS PER SHARE

The income (loss) per share was computed on the weighted average of outstanding common shares during the period.  Diluted earnings per share is calculated by including contingently issuable shares with the weighted averages shares outstanding.

	Three Months Ended
	September 30
	2013	2012

Net income	$11,137	$10,551

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net loss - common stockholders	$(20,881)	$(21,467)

Weighted average shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted average shares - diluted	2,003,168	2,003,168

Basic loss per share	$(0.02)	$(0.02)

Diluted loss per share	$(0.02)	$(0.02)

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at September 30, 2013 and 2012 totaled $7,596,608 and $7,468,536, respectively.  Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30
	2013	2012

6% Convertible
Series A	$16	$16
Series B	$16	$16

5% Convertible
Series A	$64	$63
Series B	$64	$63

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2013	2013

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2014, with a variable interest rate at prime but not less than 5%. The line-of-credit agreement replaced two existing line-of-credit agreements that expired on January 3, 2013. The line-of-credit is collateralized by substantially all assets of the Company.	$205,000	$-

Ford Credit	$679 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	20,375	22,413

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	16,017	17,050

Nodaway Valley Bank	$3,192, including interest of 5.75%; final payment due June 2015, secured by equipment.	40,943	48,698

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle.	4,926	5,798

	Total	287,261	93,959
	Less current portion	259,767	54,172
	Long-term portion	$27,494	$39,787

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - NOTES PAYABLE (CONTINUED)

Future minimum payments for the twelve months ending September 30 are:

2014	$259,767
2015	19,802
2016	7,692

Total	$287,261

NOTE 4 - INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10.  The Company recognized no liability for unrecognized tax benefits at September 30, 2013.  The Company has no material tax positions at September 30, 2013 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company’s federal income tax returns for the fiscal years ended 2011, 2012 and 2013 are subject to examination by the IRS taxing authority.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30
	2013	2012

Cash paid for:
Interest	$2,586	$4,253
Income taxes	-	-

NOTE 6 - CONTINGENCIES

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended
	September 30
	2013	2012

Net sales	100%	100%
Cost of sales	72	73
Gross profit on sales	28	27
Operating expenses	26	25
Income from operations	2	2
Other income (expense), net	-	-
Income before income taxes	2	2
Provision (credit) for income taxes	1	1
Net income	1%	1%

CHASE GENERAL CORPORATION AND SUBSIDIARY

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales increased $113,668 or 14% for the three months ended September 30, 2013 to $911,260 compared to $797,592 for the three months ended September 30, 2012.  Gross sales for Chase Candy increased $100,676 to $508,097 for the three months ended September 30, 2013, compared to $407,421 for 2012.  Gross sales for Seasonal Candy increased $12,300 to $415,727 for the three months ended September 30, 2013, compared to $403,427 for 2012.

The 25% increase in gross sales of Chase Candy of $100,676 for the three months ended September 30, 2013 over the same period ended September 30, 2012, is primarily due to the net effect of the following:  1) two customers increasing orders by approximately $70,000 versus the first quarter a year ago of the single bar packs of Cherry Mash; 2) increased sales of Mini Mash of approximately $22,000 due to improved distribution of one customer;  and 3) increased sales for the Cherry Mash Merchandisers of approximately $9,000.

The 3% increase in gross sales of Seasonal Candy of $12,300 for the three months ended September 30, 2013 over the same period ended September 30, 2012, is primarily due to the net effect of the following:  1) increased orders from two customers of approximately $20,000 due to increased business; offset by 2) decreased orders from various customers in the bulk seasonal product category totaling approximately $6,000 versus first quarter a year ago due to timing of orders and a sales price decrease of approximately 5%; and 3) decreased orders from various customers in the clamshell seasonal product category totaling approximately $2,000 versus first quarter a year ago due to timing of orders.

COST OF SALES

The cost of sales increased $74,709 to $658,354 decreasing to 72% of related revenues for the three months ended September 30, 2013, compared to $583,645 or 73% of related revenues for the three months ended September 30, 2012.

The 13% increase in cost of sales of $74,709 is primarily due to the 14% increase in net sales of $113,668 combined with a small decrease in the raw material costs of peanuts compared to the same period ended September 30, 2012.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

CHASE GENERAL CORPORATION AND SUBSIDIARY

Item 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)

The Company increased total inventory $23,795 or 5% to $532,927 at September 30, 2013 from $509,132 held in inventory at June 30, 2013 as a result of building up inventory product to be delivered in October and November 2013.  The Company increased finished goods inventory 29% during the three months ended September 30, 2013 to $333,302 from the June 30, 2013 finished goods inventory levels of $258,392.  The Company increased goods in process inventory 15% during the three months ended September 30, 2013 to $12,636 from the June 30, 2013 goods in process inventory levels of $10,942.  The Company increased raw materials inventory 7% during the three months ended September 30, 2013 to $87,290 from the June 30, 2013 raw materials inventory levels of $81,515.  The Company decreased packaging materials inventory 37% during the three months ended September 30, 2013 to $99,699 from the June 30, 2013 packaging materials inventory levels of $158,283.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2013 increased $4,548 to $96,922, which is 11% of sales, compared to $92,374 or 12% of sales for the three months ended September 30, 2012.

The increase of $4,548 in selling expenses for the three months ended September 30, 2013 is primarily due to higher promotions expense for the period.  Promotions expense increased $6,567 to $17,892 for this period from $11,325 for the three months ended September 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2013 increased $13,088 to $138,390 and decreased to 15% of sales, compared to $125,302 or 16% of sales for the three months ended September 30, 2012.  The increased costs are primarily because of a $5,193 increase in insurance expense and a $9,364 increase in professional fees.

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $1,147 for the three months ended September 30, 2013 to $(2,222), compared to $(3,369) for the three months ended September 30, 2012 primarily due to a decrease in interest expense.

CHASE GENERAL CORPORATION AND SUBSIDIARY

Item 2             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION (CREDIT) FOR INCOME TAXES

The Company recorded tax expense for the three months ended September 30, 2013 of $4,235 as compared to tax expense of $4,851 for the three months ended September 30, 2012.  The net tax expense recorded for the three months ended September 30, 2013 is primarily due to the change in deferred income taxes as a result of various timing differences between book income and taxable income.

NET INCOME

The Company reported net income for the three months ended September 30, 2013 of $11,137, compared to net income of $10,551 for the three months ended September 30, 2012.  This increase of $586 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2013 and 2012, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2013 was $(20,881) which is a decrease of $586 as compared to the net loss for the three months ended September 30, 2012 of $(21,467).

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal year indicated.

	Three Months Ended
	September 30,
	2013	2012

Net cash used in operating activities	$(187,317)	$(270,863)
Net cash provided by (used in) investing activities	$(8,456)	$22,500
Net cash provided by financing activities	$193,302	$271,265

Management has no material commitments for capital expenditures during the remainder of fiscal 2014.  The $193,302 of cash provided by financing activities is the receipt of $205,000 drawn from a line-of-credit, net of principal payments on equipment and vehicle loans. At September 30, 2013, the Company had $145,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.  Management expects that projected cash flows will enable the Company to pay the full balance on the line-of-credit prior to December 31, 2013.

CHASE GENERAL CORPORATION AND SUBSIDIARY

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

a. None

b. The total cumulative preferred stock dividends contingency at September 30, 2013 is $7,596,608.

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
Exhibit 101
The following financial statements for the quarter ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 8, 2013	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

