Form 10-Q
period 2013-12-31
CHASE GENERAL CORP
filed 2014-02-07
CIK 15357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 6, 2014, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended December 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	June 30,
	2013	2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$438,648	$28,564
Trade receivables, net of allowance for doubtful accounts of $16,796 and $16,196, respectively	242,793	166,585
Inventories:
Finished goods	40,741	258,392
Goods in process	9,891	10,942
Raw materials	96,354	81,515
Packaging materials	94,097	158,283
Prepaid expenses	26,424	5,414
Deferred income taxes	6,518	6,863

Total current assets	955,466	716,558

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and equipment	732,999	717,985
Trucks and autos	188,594	188,594
Office equipment	31,094	30,826
Leasehold improvements	72,068	72,068
Total	1,137,103	1,121,821
Less accumulated depreciation	797,533	759,996

Total property and equipment, net	339,570	361,825

TOTAL ASSETS	$1,295,036	$1,078,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2013	2013
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$109,666	$66,598
Current maturities of notes payable	48,634	54,172
Accrued expenses	15,863	27,466
Income taxes payable	87,846	3,711
Deferred income	1,299	1,299

Total current liabilities	263,308	153,246

LONG-TERM LIABILITIES
Deferred income	13,311	13,960
Notes payable, less current maturities	10,922	39,787
Deferred income taxes	83,109	93,973

Total long-term liabilities	107,342	147,720

Total liabilities	370,650	300,966

COMMITMENTS AND CONTENGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,175,000 and $2,160,000, respectively)	500,000	500,000
Series B (liquidation preference $2,130,000 and $2,115,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,931,398 and $4,902,131, respectively)	1,170,660	1,170,660
Series B (liquidation preference $803,668 and $798,899, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,541,610)	(5,688,579)

Total stockholders’ equity	924,386	777,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,295,036	$1,078,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31
	2013	2012

NET SALES	$1,402,545	$1,475,203

COST OF SALES	938,247	986,482

Gross profit on sales	464,298	488,721

OPERATING EXPENSES
Selling	161,115	164,742
General and administrative	95,111	91,803
Loss on sale of equipment	93	246

Total operating expenses	256,319	256,791

Income from operations	207,979	231,930

OTHER INCOME (EXPENSE)
Miscellaneous income	1,972	397
Interest expense	(555)	(1,296)

Total other income (expense), net	1,417	(899)

Net income before income taxes	209,396	231,031

PROVISION FOR INCOME TAXES	73,564	90,454

NET INCOME	$135,832	$140,577

NET INCOME PER SHARE OF COMMON STOCK
- BASIC	$0.11	$0.11
- DILUTED	$0.05	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
	December 31
	2013	2012

NET SALES	$2,313,805	$2,272,795

COST OF SALES	1,596,601	1,570,127

Gross profit on sales	717,204	702,668

OPERATING EXPENSES
Selling	258,037	257,116
General and administrative	233,501	217,105
Loss (gain) on sale of equipment	93	(22,254)

Total operating expenses	491,631	451,967

Income from operations	225,573	250,701

OTHER INCOME (EXPENSE)
Miscellaneous income	2,336	762
Interest expense	(3,141)	(5,030)

Total other income (expense), net	(805)	(4,268)

Net income before income taxes	224,768	246,433

PROVISION FOR INCOME TAXES	77,799	95,305

NET INCOME	$146,969	$151,128

NET INCOME PER SHARE OF COMMON STOCK
- BASIC	$0.09	$0.09
- DILUTED	$0.04	$0.04

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$146,969	$151,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,294	45,560
Allowance for bad debts	600	600
Deferred income amortization	(649)	(649)
Deferred income taxes	(10,519)	55,034
Loss (gain) on sale of equipment	93	(22,254)
Effects of changes in operating assets and liabilities:
Trade receivables	(76,808)	(113,798)
Inventories	268,049	191,078
Prepaid expenses	(21,010)	(15,475)
Accounts payable	43,068	54,064
Accrued expenses	(11,603)	(10,146)
Income taxes payable	84,135	40,271

Net cash provided by operating activities	465,619	375,413

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	22,500
Purchases of property and equipment	(21,132)	(2,225)

Net cash (used in) provided by investing activities	(21,132)	20,275

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	290,000	310,050
Principal payments on line-of-credit	(290,000)	(350,050)
Principal payments on notes payable	(34,403)	(30,488)

Net cash used in financing activities	(34,403)	(70,488)

NET INCREASE IN CASH AND CASH EQUIVALENTS	410,084	325,200

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,564	17,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$438,648	$343,149

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2013 has been taken from audited consolidated financial statements at that date and condensed.  The condensed consolidated financial statements as of and for the three and six months ended December 31, 2013 and for the three and six months ended December 31, 2012 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2013.  The results of operations for the three and six months ended December 31, 2013 and cash flows for the six months ended December 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2014.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to December 31, 2013, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2013.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - EARNINGS PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period.  Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012

Net income	$135,832	$140,577	$146,969	$151,128

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income - common stockholders	$103,814	$108,559	$82,933	$87,092

Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted average shares - diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$0.11	$0.11	$0.09	$0.09

Diluted earnings per share	$0.05	$0.05	$0.04	$0.04

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - LOSS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2013 and 2012 totaled $7,628,626 and $7,500,554, respectively.  Total dividends in arrears, on a per share basis, consist of the following:
	Six Months Ended
	December 31
	2013	2012

6% Convertible
Series A	$17	$16
Series B	$16	$16

5% Convertible
Series A	$64	$63
Series B	$64	$63

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

		December 31,	June 30,
Payee	Terms	2013	2013

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2014, with a variable interest rate at prime but not less than 5%. The line-of-credit agreement replaced two existing line-of-credit agreements that expired on January 3, 2013. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$679 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	10,338	22,413

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	13,950	17,050

Nodaway Valley Bank	$3,192, including interest of 5.75%; final payment due June 2015, secured by equipment.	30,703	48,698

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle.	4,565	5,798

	Total	59,556	93,959
	Less current portion	48,634	54,172
	Long-term portion	$10,922	$39,787

Upon expiration of the line-of-credit agreement on January 3, 2014, the Company entered into a $350,000 line-of-credit agreement that expires on January 3, 2015 with a variable interest rate at prime but not less than 5%.  The line-of-credit is collateralized by substantially all assets of the Company.  Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE (CONTINUED)

Future minimum payments for the twelve months ending December 31 are:

2014	$48,634
2015	9,372
2016	1,550

Total	$59,556

NOTE 4 - INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10.  The Company recognized no liability for unrecognized tax benefits at December 31, 2013.  The Company has no material tax positions at December 31, 2013 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company’s federal income tax returns for the fiscal years ended 2011, 2012 and 2013 are subject to examination by the IRS taxing authority.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31
	2013	2012

Cash paid for:
Interest	$3,141	$5,030
Income taxes	4,105	-

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012, and Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2013	2012	2013	2012

Net sales	100%	100%	100%	100%
Cost of sales	67	67	69	69
Gross profit on sales	33	33	31	31
Operating expenses	18	17	21	20
Income from operations	15	16	10	11
Other income (expense), net	1	-	-	-
Income before income taxes	16	16	10	11
Provision for income taxes	5	6	3	4
Net income	11%	10%	7%	7%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales decreased $72,658 or 5% for the three months ended December 31, 2013 to $1,402,545 compared to $1,475,203 for the three months ended December 31, 2012.  Gross sales for Chase Candy decreased $3,800 to $557,297 for the three months ended December 31, 2013, compared to $561,097 for 2012.  Gross sales for Seasonal Candy decreased $76,060 to $847,480 for the three months ended December 31, 2013, compared to $923,540 for 2012.

The 1% decrease in gross sales of Chase Candy of $3,800 for the three months ended December 31, 2013 over the same period ended December 31, 2012, is primarily due to the net effect of the following:  1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $1,000 versus the second quarter a year ago; 2) decreased sales of the L278 Bag of Bite Size Mini Mash division by approximately $17,000 versus the second quarter a year ago due to three customers decreasing orders; 3) increased sales of the L279/L299 Bulk Mini Mash by approximately $11,000 versus the second quarter a year ago; and 4) various other fluctuations netting an increase of approximately $3,000.

The 8% decrease in gross sales of Seasonal Candy of $76,060 for the three months ended December 31, 2013 over the same period ended December 31, 2012, is primarily due to the net effect of the following:  1) decreased orders from various customers in the Seasonal Candy category netting approximately $10,000 versus second quarter a year ago due to timing of orders and a sales price decrease of approximately 5%; 2) decreased orders from various customers in the clamshell seasonal product category totaling approximately $86,000 versus second quarter a year ago due to decreased orders and a sales price decrease of approximately 5%; and 3) increased orders in the generic seasonal product category by approximately $20,000 due to increased sales to one customer.

Net sales increased $41,010 or 2% for the six months ended December 31, 2013 to $2,313,805 compared to $2,272,795 for the six months ended December 31, 2012.  Gross sales for Chase Candy increased $96,876 to $1,065,394 for the six months ended December 31, 2013, compared to $968,518 for 2012.  Gross sales for Seasonal Candy decreased $63,760 to $1,263,207 for the six months ended December 31, 2013, compared to $1,326,967 for 2012.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The 10% increase in gross sales of Chase Candy of $96,876 for the six months ended December 31, 2013 over the same period ended December 31, 2012, is primarily due to the net effect of the following:  1) increased sales of the L276 Cherry Mash Distributor Pack division by approximately $73,000 versus the same period a year ago due to three customers increasing orders; 2) increased sales of the L212 Mini Mash division by approximately $4,000 versus the same period a year ago due to one customers increasing orders; 3) increased sales of the L279/L299 Bulk Mini Mash division by approximately $18,000 versus the same period a year ago; and 4) various other fluctuations netting an increase of approximately $2,000.

The 5% decrease in gross sales of Seasonal Candy of $63,760 for the six months ended December 31, 2013 over the same period ended December 31, 2012, is primarily due to the net effect of the following:  1) decreased orders from various customers in the Seasonal Candy category netting approximately $20,000 versus the same period a year ago due to timing of orders and a sales price decrease of approximately 5%; 2) decreased orders from various customers in the clamshell seasonal product category totaling approximately $85,000 versus the same period a year ago due to decreased orders and a sales price decrease of approximately 5%; and 3) increased orders in the generic seasonal product category by approximately $41,000 due to increased sales to one customer.

COST OF SALES

The cost of sales decreased $48,235 to $938,247 or 67% of related revenues for the three months ended December 31, 2013, compared to $986,482 or 67% of related revenues for the three months ended December 31, 2012.

The 5% decrease in cost of sales of $48,235 is primarily due to the 5% decrease in net sales of $72,658.

The cost of sales increased $26,474 to $1,596,601 or 69% of related revenues for the six months ended December 31, 2013, compared to $1,570,127 or 69% of related revenues for the six months ended December 31, 2012.

The 2% increase in cost of sales of $26,474 is primarily due to the 2% increase in net sales of $41,010.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)

The Company decreased total inventory $268,049 or 53% to $241,083 at December 31, 2013 from $509,132 held in inventory at June 30, 2013 due to the Company’s busy season coming to an end.  The Company decreased finished goods inventory 84% during the six months ended December 31, 2013 to $40,741 from the June 30, 2013 finished goods inventory levels of $258,392.  The Company decreased goods in process inventory 10% during the six months ended December 31, 2013 to $9,891 from the June 30, 2013 goods in process inventory levels of $10,942.  The Company increased raw materials inventory 18% during the six months ended December 31, 2013 to $96,354 from the June 30, 2013 raw materials inventory levels of $81,515.  The Company decreased packaging materials inventory 41% during the six months ended December 31, 2013 to $94,097 from the June 30, 2013 packaging materials inventory levels of $158,283.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2013 decreased $3,627 to $161,115, which is 11% of sales, compared to $164,742 or 11% of sales for the three months ended December 31, 2012.

The decrease of $3,627 in selling expenses for the three months ended December 31, 2013 is primarily due to lower commissions, lower premium promotions being paid, lower sample costs, and decreased advertising expense for the period.  Commissions, promotions, sample costs, and advertising decreased $2,672 to $112,422 for this period from $115,094 for the three months ended December 31, 2012.

Selling expenses for the six months ended December 31, 2013 increased $921 to $258,037, which is 11% of sales, compared to $257,116 or 11% of sales for the six months ended December 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2013 increased $3,308 to $95,111 and increased to 7% of sales, compared to $91,803 or 6% of sales for the three months ended December 31, 2012.  The increased costs are primarily because of a $3,179 increase in insurance expense and a $2,109 increase in general taxes and licenses offset by a $3,871 decrease in professional fees.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

General and administrative expenses for the six months ended December 31, 2013 increased $16,396 to $233,501 or 10% of sales, compared to $217,105 or 10% of sales for the six months ended December 31, 2012.  The increased costs are primarily because of a $5,493 increase in professional fees and an $8,372 increase in insurance expense.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $2,316 for the three months ended December 31, 2013 to $1,417, compared to $(899) for the three months ended December 31, 2012 primarily due to a decrease of $741 in interest expense and an increase of $1,575 in miscellaneous income.

Other income and (expense) increased by $3,463 for the six months ended December 31, 2013 to $(805), compared to $(4,268) for the six months ended December 31, 2012 primarily due to a decrease of $1,889 in interest expense and an increase of $1,574 in miscellaneous income.

PROVISION FOR INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2013 of $73,564 as compared to income tax expense of $90,454 for the three months ended December 31, 2012.  The Company recorded income tax expense for the six months ended December 31, 2013 of $77,799 as compared to income tax expense of $95,305 for the six months ended December 31, 2012.  The net income tax expense recorded for the three and six months ended December 31, 2013 is primarily due to recognizing income taxes related to current profitable operations.

NET INCOME

The Company reported net income for the three months ended December 31, 2013 of $135,832, compared to net income of $140,577 for the three months ended December 31, 2012.  This decrease of $4,745 is explained above.  The Company reported net income for the six months ended December 31, 2013 of $146,969, compared to net income of $151,128 for the six months ended December 31, 2012.  This decrease of $4,159 is explained above.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2013 and 2012, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2013 and 2012, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2013 was $103,814 which is a decrease of $4,745 as compared to the net income for the three months ended December 31, 2012 of $108,559.

Net income applicable to common stockholders for the six months ended December 31, 2013 was $82,933 which is a decrease of $4,159 as compared to the net income for the six months ended December 31, 2012 of $87,092.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.
	Six Months Ended
	December 31
	2013	2012

Net cash provided by operating activities	$465,619	$375,413
Net cash (used in) provided by investing activities	$(21,132)	$20,275
Net cash used in financing activities	$(34,403)	$(70,488)

Management has no material commitments for capital expenditures during the next 12 months.  The $34,403 of cash used in financing activities is due to principal payments on equipment and vehicle loans.  At December 31, 2013, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2013 is $7,628,626.

ITEM 4.     MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5.     OTHER INFORMATION

a.	None

PART II.  OTHER INFORMATION (CONTINUED)

ITEM 6.      EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial statements for the quarter ended December 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013, (ii) Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Income for the Six Months Ended December 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 7, 2014	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

