Form 10-Q
period 2014-03-31
CHASE GENERAL CORP
filed 2014-05-09
CIK 15357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 9, 2014, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$336,355	$28,564
Trade receivables, net of allowance for doubtful accounts of $17,196 and $16,196, respectively	178,368	166,585
Inventories:
Finished goods	67,514	258,392
Goods in process	6,650	10,942
Raw materials	97,588	81,515
Packaging materials	120,323	158,283
Prepaid expenses	15,256	5,414
Deferred income taxes	6,748	6,863

Total current assets	828,802	716,558

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and equipment	738,633	717,985
Trucks and autos	188,594	188,594
Office equipment	31,518	30,826
Leasehold improvements	72,068	72,068
Total	1,143,161	1,121,821
Less accumulated depreciation	819,356	759,996

Total property and equipment, net	323,805	361,825

TOTAL ASSETS	$1,152,607	$1,078,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	June 30,
	2014	2013
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$55,947	$66,598
Current maturities of notes payable	31,568	54,172
Accrued expenses	38,381	27,466
Income taxes payable	58,464	3,711
Deferred income	1,299	1,299

Total current liabilities	185,659	153,246

LONG-TERM LIABILITIES
Deferred income	12,986	13,960
Notes payable, less current maturities	6,200	39,787
Deferred income taxes	81,327	93,973

Total long-term liabilities	100,513	147,720

Total liabilities	286,172	300,966

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,182,500 and $2,160,000, respectively)	500,000	500,000
Series B (liquidation preference $2,137,500 and $2,115,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value:
Series A (liquidation preference $4,946,031 and $4,902,131, respectively)	1,170,660	1,170,660
Series B (liquidation preference $806,053 and $798,899, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,599,561)	(5,688,579)

Total stockholders’ equity	866,435	777,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,152,607	$1,078,383

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
	2014	2013

NET SALES	$462,112	$452,217

COST OF SALES	372,767	352,654

Gross profit on sales	89,345	99,563

OPERATING EXPENSES
Selling	70,054	74,865
General and administrative	108,816	110,915

Total operating expenses	178,870	185,780

Loss from operations	(89,525)	(86,217)

OTHER INCOME (EXPENSE)
Miscellaneous income	602	640
Interest expense	(440)	(1,317)

Total other income (expense), net	162	(677)

Net loss before income taxes	(89,363)	(86,894)

CREDIT FOR INCOME TAX BENEFIT	(31,412)	(31,129)

NET LOSS	$(57,951)	$(55,765)

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.09)	$(0.09)
- DILUTED	$(0.09)	$(0.09)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	March 31
	2014	2013

NET SALES	$2,775,917	$2,725,012

COST OF SALES	1,969,368	1,922,781

Gross profit on sales	806,549	802,231

OPERATING EXPENSES
Selling	328,091	331,981
General and administrative	342,317	328,020
Loss (gain) on sale of equipment	93	(22,254)

Total operating expenses	670,501	637,747

Income from operations	136,048	164,484

OTHER INCOME (EXPENSE)
Miscellaneous income	2,938	1,402
Interest expense	(3,581)	(6,347)

Total other income (expense), net	(643)	(4,945)

Net income before income taxes	135,405	159,539

PROVISION FOR INCOME TAXES	46,387	64,176

NET INCOME	$89,018	$95,363

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
- BASIC	$(0.01)	$0.00
- DILUTED	$(0.01)	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,018	$95,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,366	68,015
Allowance for bad debts	400	600
Deferred income amortization	(974)	(974)
Deferred income taxes	(12,531)	46,653
Loss (gain) on sale of equipment	93	(22,254)
Effects of changes in operating assets and liabilities:
Trade receivables	(12,183)	(3,668)
Inventories	217,057	165,504
Prepaid expenses	(9,842)	(3,916)
Accounts payable	(10,651)	(37,932)
Accrued expenses	10,915	14,899
Income taxes payable	54,753	17,523

Net cash provided by operating activities	391,421	339,813

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	22,500
Purchases of property and equipment	(27,439)	(2,225)

Net cash (used in) provided by investing activities	(27,439)	20,275

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	290,000	310,050
Principal payments on line-of-credit	(290,000)	(350,050)
Principal payments on notes payable	(56,191)	(54,284)

Net cash used in financing activities	(56,191)	(94,284)

NET INCREASE IN CASH AND CASH EQUIVALENTS	307,791	265,804

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,564	17,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$336,355	$283,753

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2013 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2014 and for the three and nine months ended March 31, 2013 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three and nine months ended March 31, 2014 and cash flows for the nine months ended March 31, 2014 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to March 31, 2014, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three and nine months ended March 31, 2014.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - EARNINGS PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013

Net (loss) income	$(57,951)	$(55,765)	$89,018	$95,363

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net loss - common stockholders	$(89,969)	$(87,783)	$(7,036)	$(691)

Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted average shares - diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$(0.09)	$(0.09)	$(0.01)	$0.00

Diluted earnings per share	$(0.09)	$(0.09)	$(0.01)	$0.00

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - EARNINGS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2014 and 2013 totaled $7,660,644 and $7,532,572, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended March 31
	2014	2013

6% Convertible
Series A	$17	$16
Series B	16	16

5% Convertible
Series A	65	64
Series B	65	64

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

		March 31,	June 30,
Payee	Terms	2014	2013

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2015, with a variable interest rate at prime but not less than 5%. The line-of-credit agreement replaced an existing line-of-credit agreement that expired on January 3, 2014. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$679 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	-	22,413

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	12,400	17,050

Nodaway Valley Bank	$3,192, including interest of 5.75%; final payment due June 2015, secured by equipment.	21,687	48,698

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle.	3,681	5,798

	Total	37,768	93,959
	Less current portion	31,568	54,172
	Long-term portion	$6,200	$39,787

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE (CONTINUED)

Future minimum payments for the twelve months ending March 31 are:

2015	$31,568
2016	6,200

Total	$37,768

NOTE 4 - INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at March 31, 2014. The Company has no material tax positions at March 31, 2014 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company’s federal income tax returns for the fiscal years ended 2011, 2012 and 2013 are subject to examination by the IRS taxing authority. The Company had no accruals for interest and penalties at March 31, 2014.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended March 31
	2014	2013

Cash paid for:
Interest	$3,563	$6,347
Income taxes	4,105	-

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013, and Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended				Nine Months Ended
	March 31				March 31
	2014		2013		2014	2013

Net sales	100%		100%		100%	100%
Cost of sales	81		78		71	71
Gross profit on sales	19		22		29	29
Operating expenses	39		41		24	23
Income (loss) from operations	(20)		(19)		5	6
Other income (expense), net	-		-		-	-
Income (loss) before income taxes	(20)		(19)		5	6
Provision (benefit) for income taxes	(7)		(7)		2	2
Net income (loss)	(13	) %	(12	) %	3%	4%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales increased $9,895 or 2% for the three months ended March 31, 2014 to $462,112 compared to $452,217 for the three months ended March 31, 2013. Gross sales for Chase Candy increased $29,268 to $460,349 for the three months ended March 31, 2014, compared to $431,081 for 2013. Gross sales for Seasonal Candy decreased $24,193 to $18,076 for the three months ended March 31, 2014, compared to $42,269 for 2013.

The 7% increase in gross sales of Chase Candy of $29,268 for the three months ended March 31, 2014 over the same period ended March 31, 2013, is primarily due to the net effect of the following: 1) increased sales of the L278/L212 Mini Mash division by approximately $17,000 versus the third quarter a year ago due to three customers increasing orders; 2) increased sales of the Cherry Mash Merchandiser division by approximately $12,000 versus the third quarter a year ago primarily due to four customers increasing orders; 3) increased sales of the L279/L299 Bulk Mini Mash division by approximately $1,000 versus the third quarter a year ago; and offset by 4) decreased sales of the L260 Changemaker Jar division by approximately $1,000 versus the third quarter a year ago primarily due to one customer decreasing orders.

The 57% decrease in gross sales of Seasonal Candy of $24,193 for the three months ended March 31, 2014 over the same period ended March 31, 2013, is primarily due to the net effect of the following: 1) decreased sales in the clamshell seasonal division totaling approximately $25,000 versus third quarter a year ago primarily due to decreased orders from one customer and a sales price decrease of approximately 5%; 2) decreased sales in the generic seasonal division by approximately $1,000 versus the third quarter a year ago primarily due to decreased sales to one customer; offset by 3) increased sales in the bulk seasonal division by approximately $1,000 versus the third quarter a year ago primarily due to increased orders from one customer; 4) various other fluctuations netting an increase of approximately $1,000.

Net sales increased $50,905 or 2% for the nine months ended March 31, 2014 to $2,775,917 compared to $2,725,012 for the nine months ended March 31, 2013. Gross sales for Chase Candy increased $126,144 to $1,525,743 for the nine months ended March 31, 2014, compared to $1,399,599 for 2013. Gross sales for Seasonal Candy decreased $87,953 to $1,281,283 for the nine months ended March 31, 2014, compared to $1,369,236 for 2013.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The 9% increase in gross sales of Chase Candy of $126,144 for the nine months ended March 31, 2014 over the same period ended March 31, 2013, is primarily due to the net effect of the following: 1) increased sales of the L276 Cherry Mash Distributor Pack division by approximately $71,000 versus the same period a year ago primarily due to two customers increasing orders; 2) increased sales of the L278 Mini Mash division by approximately $2,000 versus the same period a year ago primarily due to one customer increasing orders 3) increased sales of the L212 Mini Mash division by approximately $20,000 versus the same period a year ago due to one customer increasing orders; 4) increased sales of the Cherry Mash Merchandisers division by approximately $19,000 versus the same period a year ago primarily due to four customers increasing orders; 5) increased sales of the L279/L299 Bulk Mini Mash division by approximately $19,000 versus the same period a year ago primarily due to one customer increasing orders; 6) various other fluctuations netting an increase of approximately $4,000; and offset by 7) decreased sales of the L260 Changemaker Jar division by approximately $9,000 versus the same period a year ago primarily due to two customers decreasing orders.

The 6% decrease in gross sales of Seasonal Candy of $87,953 for the nine months ended March 31, 2014 over the same period ended March 31, 2013, is primarily due to the net effect of the following: 1) decreased orders from various customers in the bulk seasonal division netting approximately $16,000 versus the same period a year ago primarily due a sales price decrease of approximately 5%; 2) decreased orders from various customers in the clamshell seasonal division totaling approximately $109,000 versus the same period a year ago due to decreased orders and a sales price decrease of approximately 5%; 3) various other fluctuations netting a decrease of approximately $3,000; and offset by 4) increased orders in the generic seasonal division by approximately $40,000 due to increased sales to one customer.

COST OF SALES

The cost of sales increased $20,113 to $372,767 or 81% of related revenues for the three months ended March 31, 2014, compared to $352,654 or 78% of related revenues for the three months ended March 31, 2013.

The 6% increase in cost of sales of $20,113 is primarily due to the 2% increase in net sales of $9,895 and a 12% increase in the raw material costs of peanuts compared to the same period ended March 31, 2013. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)

The cost of sales increased $46,587 to $1,969,368 or 71% of related revenues for the nine months ended March 31, 2014, compared to $1,922,781 or 71% of related revenues for the nine months ended March 31, 2013.

The 2% increase in cost of sales of $46,587 is primarily due to the 2% increase in net sales of $50,905.

The Company decreased total inventory $217,057 or 43% to $292,075 at March 31, 2014 from $509,132 held in inventory at June 30, 2013 due to the Company’s busy season coming to an end. The Company decreased finished goods inventory 74% during the nine months ended March 31, 2014 to $67,514 from the June 30, 2013 finished goods inventory levels of $258,392. The Company decreased goods in process inventory 39% during the nine months ended March 31, 2014 to $6,650 from the June 30, 2013 goods in process inventory levels of $10,942. The Company increased raw materials inventory 20% during the nine months ended March 31, 2014 to $97,588 from the June 30, 2013 raw materials inventory levels of $81,515. The Company decreased packaging materials inventory 24% during the nine months ended March 31, 2014 to $120,323 from the June 30, 2013 packaging materials inventory levels of $158,283.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2014 decreased $4,811 to $70,054, which is 15% of sales, compared to $74,865 or 17% of sales for the three months ended March 31, 2013.

The decrease of $4,811 in selling expenses for the three months ended March 31, 2014 is primarily due to lower commissions, lower premium promotions being paid, lower sample costs, and decreased advertising expense for the period. Commissions, promotions, sample costs, and advertising decreased $4,612 to $23,525 for this period from $28,137 for the three months ended March 31, 2013.

Selling expenses for the nine months ended March 31, 2014 decreased $3,890 to $328,091, which is 12% of sales, compared to $331,981 or 12% of sales for the nine months ended March 31, 2013.

The decrease of $3,890 in selling expenses for the nine months ended March 31, 2014 is primarily due to the net effect of the following: 1) lower depreciation expense of $4,000, 2) lower advertising costs of $3,000, 3) lower commissions of $2,000, 4) lower truck expense of $1,000 offset by 5) increased promotions of $2,000, 6) increased sales salaries of $2,000, 7) increased customer shows of $1,000 and 8) various other fluctuations netting an increase of approximately $1,000.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2014 decreased $2,099 to $108,816 and decreased to 24% of sales, compared to $110,915 or 25% of sales for the three months ended March 31, 2013. The decreased costs are primarily because of a $10,322 decrease in professional fees offset by a $5,541 increase in insurance expense and a $1,670 increase in office salaries.

General and administrative expenses for the nine months ended March 31, 2014 increased $14,297 to $342,317 or 12% of sales, compared to $328,020 or 12% of sales for the nine months ended March 31, 2013. The increased costs are primarily because of a $13,913 increase in professional fees, a $2,577 increase in office salaries offset by a $4,829 decrease in insurance expense.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $839 for the three months ended March 31, 2014 to $162, compared to $(677) for the three months ended March 31, 2013 primarily due to a decrease of $895 in interest expense and a decrease of $38 in miscellaneous income.

Other income and (expense) increased by $4,302 for the nine months ended March 31, 2014 to $(643), compared to $(4,945) for the nine months ended March 31, 2013 primarily due to a decrease of $3,141 in interest expense and an increase of $1,536 in miscellaneous income.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded an income tax benefit for the three months ended March 31, 2014 of $31,412 as compared to a tax benefit of $31,129 for the three months ended March 31, 2013. The Company recorded an income tax expense for the nine months ended March 31, 2014 of $46,387 as compared to an income tax expense of $64,176 for the nine months ended March 31, 2013. The net income tax expense recorded for the nine months ended March 31, 2014 is primarily due to recognizing income taxes related to current profitable operations.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2014 of $57,951, compared to a net loss of $55,765 for the three months ended March 31, 2013. This decrease in earnings of $2,186 is explained previously in this filing. The Company reported net income for the nine months ended March 31, 2014 of $89,018, compared to net income of $95,363 for the nine months ended March 31, 2013. This decrease in earnings of $6,345 is explained previously in this filing.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2014 and 2013, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2014 and 2013, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2014 was $89,969 which is a increase of $2,186 as compared to the net loss for the three months ended March 31, 2013 of $87,783.

Net loss applicable to common stockholders for the nine months ended March 31, 2014 was $7,036 which is a increase of $6,345 as compared to the net loss for the nine months ended March 31, 2013 of $691.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Nine Months Ended
	March 31
	2014	2013

Net cash provided by operating activities	$391,421	$339,813
Net cash (used in) provided by investing activities	$(27,439)	$20,275
Net cash used in financing activities	$(56,191)	$(94,284)

Management has no material commitments for capital expenditures during the next 12 months. The $56,191 of cash used in financing activities is due to principal payments on equipment and vehicle loans. At March 31, 2014, the Company had $350,000 available on the line-of-credit, which could be utilized to help fund any working capital requirements.

Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements in the foreseeable future.

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

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	a.	None

	b.	The total cumulative preferred stock dividends contingency at March 31, 2014 is $7,660,644.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

	a.	None

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

	a.	Exhibits.

		Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
		Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial statements for the quarter ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 9, 2014	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

