Form 10-K
period 2014-06-30
CHASE GENERAL CORP
filed 2014-09-18
CIK 15357

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2014

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

As of September 17, 2014 there were 969,834 shares of Common Stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2014

TABLE OF CONTENTS

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

COMPETITION AND MARKET AREA

The Chase Candy Products division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2014 and 2013, this division accounted for 61% and 57%, respectively, of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2014 and 2013, this division accounted for 39% and 43%, respectively, of the consolidated sales of Dye Candy Company.

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

The confectionery market for the type of product produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery (candy) industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Crown Candy Company, Vermico Candy Company, and the Seasonal Candy Products division of Dye Candy Company with approximately 70% of the market share among them. In the United States, Old Dominion has approximately 80% of the market share of the peanut candy business in which the Seasonal Candy Products division operates. Dye Candy Company sells approximately 95% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Dye Candy Company’s market share in the coconut industry does not vary significantly from year to year.

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

RESEARCH AND DEVELOPMENT

The Company has not developed any new products during the fiscal years ended June 30, 2014 and 2013.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences.  For the year ended June 30, 2014, one supplier accounted for 11% of the cost of sales.  For the year ended June 30, 2013, two suppliers accounted for 22% of the cost of sales.  No other supplier accounted for more than 10% of the Company’s cost of sales in fiscal years 2014 and 2013.

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

EMPLOYEES

As of June 30, 2014, the Company had 20 full time employees. This expands to approximately 31 full time personnel during the busy production months of August through December.

CUSTOMERS

For the years ended June 30, 2014 and 2013, one customer accounted for 29% and 32%, respectively, of gross sales, and 16% and 15%, respectively, of trade receivables. For the years ended June 30, 2014 and 2013, another customer and its affiliates accounted for 21% and 16%, respectively, of gross sales and 46% and 43%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales in fiscal years 2014 and 2013.

ENVIRONMENTAL PROTECTION AND THE EFFECT ON PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

Except as described in the paragraph below and to the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard.

In April 2012, the Company received a demand letter from the Public Building Commission of Chicago (“Chicago PBC”) related to a site acquired and remediated by the Chicago PBC that the Chicago PBC alleged was previously operated by a predecessor to the Company. The letter from the Chicago PBC demanded that the Company, as a successor, reimburse the Chicago PBC for approximately $822,000 that the Chicago PBC spent for environmental remediation at the site. On June 30, 2014, the Company and the Chicago PBC executed a settlement agreement in which the Company agreed to pay $100,000 and, to the extent allowed by law, assign potential rights to insurance claims relating to the site, to the Chicago PBC. The Chicago PBC agreed to release and discharge the Company from any and all claims it may have related to the site. The Company made the required settlement payment on July 7, 2014.

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

Item 1A        RISK FACTORS

Not applicable to a smaller reporting company.

Item 1B        UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2014.

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

Chase General Office and Dye Candy Company Operating Plant - This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity owned by the Vice-President and Director of the Company and his spouse. The annual rental expense of this facility was $78,000 for each year ended June 30, 2014 and 2013.

The net book value of our premises, land and office, and production equipment was $303,045 and $361,825, respectively, for fiscal years ending June 30, 2014 and 2013.

We believe both facilities are adequately covered by insurance.

Item 3           LEGAL PROCEEDINGS

In April 2012, the Company received a demand letter from the Public Building Commission of Chicago (“Chicago PBC”) related to a site acquired and remediated by the Chicago PBC that the Chicago PBC alleged was previously operated by a predecessor to the Company. The letter from the Chicago PBC demanded that the Company, as a successor, reimburse the Chicago PBC for approximately $822,000 that the Chicago PBC spent for environmental remediation at the site. On June 30, 2014, the Company and the Chicago PBC executed a settlement agreement in which the Company agreed to pay $100,000 and, to the extent allowed by law, assign potential rights to insurance claims relating to the site, to the Chicago PBC. The Chicago PBC agreed to release and discharge the Company from any and all claims it may have related to the site. The Company made the required settlement payment on July 7, 2014.

Item 4           MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 17, 2014, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

FORWARD-LOOKING STATEMENTS

This report contains statements that plan for or anticipate the future. Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements are made. These expectations, assumptions and uncertainties include:  the Company’s expectation of heavier demand on working capital in the fall and winter months in anticipation of August through December sales; our belief that the Company has stabilized its customer base; will continue its efforts to expand the existing market area and increase sales to customers; and maintain tight control of all expenditures.

OVERVIEW

During fiscal year ended 2014, the Company’s net sales were $3,243,951, as compared to net sales of $3,190,787 for fiscal year ended June 30, 2013. This 1.7% increase in volume combined with a 0.4% decrease in cost of sales resulted in increased profitability during the year, as reflected in the income from operations of $157,330 for fiscal year 2014 compared to $130,018 for fiscal year 2013. Working capital increased $57,815 to $621,127 for the current year from $563,312 for the fiscal year 2013 due to increases in prepaid expenses, increases in trade receivables, increases in cash, decreases in accounts payable, and decreases in current maturities of notes payable offset by increases in accrued expense, increases in income taxes payable, and decreases in inventory.

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

Other than the legal proceedings disclosed in item 3, there have been no other events that have occurred subsequent to June 30, 2014, through the date of filing this form, that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended June 30, 2014.

REVENUE RECOGNITION

The Company recognizes revenues as product is shipped to customers. Net sales are comprised of the total sales billed during the period less the estimated returns, customer allowances, and customer discounts.

TRADE RECEIVABLES

Trade receivables are uncollateralized customer obligations which generally require payment within thirty days from the invoice date. Trade receivables are stated at the invoice amount as no interest is charged to the customer for any past due amounts. Payments of trade receivables are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the trade receivables. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due to the Company could be adversely affected. All accounts or portions thereof deemed to be uncollectible, or to require an excessive collection cost, are written off to the allowance for doubtful accounts.

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

RESULTS OF OPERATIONS

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of income for each of the fiscal years ended June 30, 2014 and 2013, respectively:

	2014	2013

Net sales	100.00%	100.00%
Cost of sales	68.98	70.39
Gross profit on sales	31.02	29.61
Selling expense	12.27	12.73
General and administrative expense	13.89	13.50
Gain on sale of equipment	-	(0.70)
Income from operations	4.86	4.08
Other income (expense), net	(3.09)	(0.17)
Income before income taxes	1.77	3.91
Provision for income taxes	0.21	1.52
Net income	1.56	2.39
Preferred dividends	(3.95)	(4.01)

Loss applicable to common stockholders	(2.39)%	(1.62)%

FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013

NET SALES

During the year ended June 30, 2014, sales, net of returns and allowances, increased $53,164 or 1.7% as compared to the year ended June 30, 2013. Gross sales for Chase Candy products increased $156,409 or 8.5% to $2,007,147 for the year ended June 30, 2014 compared to $1,850,738 for 2013. Gross sales for Seasonal Candy products decreased $93,913 or 6.8% to $1,296,360 for the year ended June 30, 2014 as compared to $1,390,273 for 2013. The Company’s returns and allowances decreased $6,589 or 10.6% to $69,045 for the year ended June 30, 2014, compared to $62,456 for the year ended June 30, 2013. The Company’s other sales decreased $2,743 or 22.4% to $9,489 for the year ended June 30, 2014, compared to $12,232 for the year ended June 30, 2013.

NET SALES (CONTINUED)

The 8.5% increase in gross sales of Chase Candy of $156,409 for the year ended June 30, 2014 over the same period ended June 30, 2013, is primarily due to the net effect of the following: 1) increased sales of the L276 Cherry Mash Distributor Pack division by approximately $85,000 versus the same period a year ago primarily due to two customers increasing orders; 2) increased sales of the L212 Mini Mash division by approximately $38,000 versus the same period a year ago due to one customer increasing orders; 3) increased sales of the Cherry Mash Merchandisers division by approximately $22,000 versus the same period a year ago primarily due to four customers increasing orders; 4) increased sales of the L279/L299 Bulk Mini Mash division by approximately $22,000 versus the same period a year ago primarily due to one customer increasing orders; 5) various other fluctuations netting an increase of approximately $1,000; and offset by 6) decreased sales of the L260 Changemaker Jar division by approximately $6,000 versus the same period a year ago primarily due to two customers decreasing orders; and 7) decreased sales of the L278 Mini Mash division by approximately $6,000 versus the same period a year ago primarily due to one customer decreasing orders.

The 6.8% decrease in gross sales of Seasonal Candy of $93,913 for the year ended June 30, 2014 over the same period ended June 30, 2013, is primarily due to the following: 1) decreased orders from various customers in the bulk seasonal division netting approximately $15,000 versus the same period a year ago primarily due a sales price decrease of approximately 5%; 2) decreased orders from various customers in the clamshell seasonal division totaling approximately $114,000 versus the same period a year ago due to decreased orders and a sales price decrease of approximately 5%; 3) various other fluctuations netting a decrease of approximately $5,000; and offset by 4) increased orders in the generic seasonal division by approximately $40,000 due to increased sales to one customer.

COST OF SALES

Cost of sales for the year ended June 30, 2014, as compared to the year ended June 30, 2013, decreased by 0.4%. The cost of sales decreased $8,162 to $2,237,838 while decreasing to 69.0% of net sales for the year ended June 30, 2014, compared to $2,246,000 or 70.4% of net sales for the year ended June 30, 2013.

The 0.4% decrease in cost of sales of $8,162 is primarily due to slight decreases in the raw material costs of peanuts, chocolate, and sugar compared to the same period ended June 30, 2013 offset by an increase of $25,199 in freight expense. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

Labor costs, including wages, vacation pay and payroll taxes of $438,481 for the year ended June 30, 2014, decreased 0.2% or $801 as compared to $439,282 for the period ended 2013.

Freight expense, including shipping and handling costs on goods shipped of $175,986 for the year ended June 30, 2014, increased 16.7% or $25,199 as compared to $150,787 for the period ended 2013 due primarily the 1.7% increase in net sales, an increase in fuel costs, and an increase in refrigeration costs due to weather conditions.

GROSS PROFIT ON SALES

The gross profit increased 6.5% or $61,326 to $1,006,113 increasing to 31.0% of related net sales for the year ended June 30, 2014, as compared to $944,787 or 29.6% of related net sales for the year ended June 30, 2013, as a result of the overall increase in net sales and decrease in cost of sales described above.

Finished goods inventory as of June 30, 2014 of $258,726 increased $334 or 0.1% from the June 30, 2013 finished goods inventory of $258,392. Raw materials inventory as of June 30, 2014 of $80,088 decreased $1,427 or 1.8% from the June 30, 2013 raw materials inventory of $81,515. Packaging materials inventory as of June 30, 2014 of $145,046 decreased $13,237 or 8.4% from June 30, 2013 packaging materials inventory of $158,283. Goods in process inventory as of June 30, 2014 of $11,950 increased $1,008 or 9.2% from the June 30, 2013 goods in process inventory of $10,942. Inventory levels vary based primarily on sales and purchases.

SELLING EXPENSES

Selling expenses for the year ended June 30, 2014 decreased $8,120 to $398,127, which is 12.3% of net sales, compared to $406,247 or 12.7% of net sales for the year June 30, 2013. This decrease is primarily due to lower premium promotions.  Premium promotions, which are paid to customers for various marketing reasons, decreased $8,425 or 11.9% to $62,408 for the year ended June 30, 2014, as compared to $70,833 for the year ended June 30, 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended June 30, 2014 increased $19,787 to $450,563, which is 13.9% of net sales, compared to $430,776 or 13.5% of net sales for the year ended June 30, 2013. The increased costs are primarily because of a $4,337 increase in professional fees, a $2,992 increase in office salaries, a $9,151 increase in insurance expense and a $3,037 increase in various other administrative expenses. Professional fees increased $4,337 or 3.0% to $146,562 for the year ended June 30, 2014, as compared to $142,225 for the year ended June 30, 2013. Office salaries increased $2,992 or 4.2% to $74,769 for the year ended June 30, 2014, as compared to $71,777 for the year ended June 30, 2013. Insurance expense increased $9,151 or 6.4% to $151,809 for the year ended June 30, 2014, as compared to $142,658 for the year ended June 30, 2013.

INCOME (LOSS) FROM OPERATIONS

Income (loss) from operations for the year ended June 30, 2014 was 4.9% of net sales, as compared to 4.1% of net sales for the year ended June 30, 2013 for the reasons previously described above.

OTHER INCOME (EXPENSE)

Other income (expense), net, reflects net expense of $(100,386) for the year ended June 30, 2014, as compared to net expense of $(5,401) for the year ended June 30, 2013. This increase of $(94,985) in other income (expense) was primarily due to the settlement in the amount of $100,000 discussed previously under Item 3 in legal proceedings.

INCOME BEFORE INCOME TAXES

Income before income taxes was $56,944 for the year ended June 30, 2014, as compared to $124,617 for the year ended June 30, 2013. The reasons for the decrease of $67,673 have been previously discussed above.

PROVISION FOR INCOME TAXES

The Company recorded income tax expense for the year ended June 30, 2014 of $6,676 as compared to an income tax expense of $48,600 for the year ended June 30, 2013. The income tax expense for the year ended June 30, 2014 is a result of operations previously discussed above.

NET INCOME

Net income for the year ended June 30, 2014 was $50,268, compared to net income for the year ended June 30, 2013 of $76,017. This decrease of $25,749 is the result of those items previously discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

The table below presents the summary of cash flow for the fiscal year indicated.

	2014	2013

Net cash provided by operating activities	$230,410	$101,109
Net cash provided by (used in) investing activities	$(28,767)	$18,751
Net cash used in financing activities	$(67,772)	$(109,245)

Operating Activities

The positive cash flow of $230,410 generated from operations is a result of increases in net sales and the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. During the year ended June 30, 2014, sales, net of returns and allowances, increased $53,164 or 1.7% as compared to the year ended June 30, 2013. Total inventory as of June 30, 2014 of $495,810 decreased $13,322 or 2.6% from the June 30, 2013 total inventory of $509,132. The timing of inventory purchases and collections from customers impact cash flow generated from operations.

Investing Activities

The $28,767 of cash used in investing activities was the net result of capital expenditures and disposal of equipment for the current fiscal year. Machinery and equipment cash purchases of $28,767 and $3,749 were made during the years ended June 30, 2014 and 2013, respectively. Depending on results of operations and cash flows, the Company has plans to replace two cookers at an anticipated cost of $40,000 in the next several years, with no set target date.

Financing Activities

The Company borrowed $290,000 and $310,050, respectively, on its line-of-credit during the fall of 2013 and 2012 busy seasons. Payments of $290,000 and $350,050, respectively, were paid for years ended June 30, 2014 and 2013. The Company entered into a $350,000 line-of-credit agreement expiring on January 3, 2015, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

Loan payments were $67,772 and $69,245 for years ended June 30, 2014 and 2013, respectively.

Overall cash and cash equivalents increased $133,871 to $162,435 at June 30, 2014 from $28,564 at June 30, 2013.

At June 30, 2014, the Company’s accumulated deficit was $5,638,311, compared to an accumulated deficit of $5,688,579 as of June 30, 2013. Working capital as of June 30, 2014 increased $57,815 to $621,127 from $563,312 as of June 30, 2013.

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

CONSOLIDATED FINANCIAL REPORT

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chase General Corporation and Subsidiary as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Leawood, Kansas
September 18, 2014

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and 2013

ASSETS

	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$162,435	$28,564
Trade receivables, net of allowance for doubtful accounts of $16,508 and $16,196, respectively	178,686	166,585
Inventories:
Finished goods	258,726	258,392
Goods in process	11,950	10,942
Raw materials	80,088	81,515
Packaging materials	145,046	158,283
Prepaid expenses	12,233	5,414
Deferred income taxes	7,047	6,863

Total current assets	856,211	716,558

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and equipment	739,962	717,985
Trucks and autos	188,594	188,594
Office equipment	31,518	30,826
Leasehold improvements	72,068	72,068
Total	1,144,490	1,121,821
Less accumulated depreciation	841,445	759,996

Total property and equipment, net	303,045	361,825

TOTAL ASSETS	$1,159,256	$1,078,383

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
June 30, 2014 and 2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2014	2013
CURRENT LIABILITIES
Accounts payable	$51,947	$66,598
Current maturities of notes payable	21,537	54,172
Accrued expenses	139,098	27,466
Income taxes payable	21,203	3,711
Deferred income	1,299	1,299

Total current liabilities	235,084	153,246

LONG-TERM LIABILITIES
Deferred income	12,661	13,960
Notes payable, less current maturities	4,650	39,787
Deferred income taxes	79,176	93,973

Total long-term liabilities	96,487	147,720

Total liabilities	331,571	300,966

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,190,000 and $2,160,000, respectively)	500,000	500,000
Series B (liquidation preference $2,145,000 and $2,115,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value Series A (liquidation preference $4,960,664 and $4,902,131, respectively)	1,170,660	1,170,660
Series B (liquidation preference $808,438 and $798,899, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,638,311)	(5,688,579)

Total stockholders’ equity	827,685	777,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,159,256	$1,078,383

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 2014 and 2013

	2014	2013

NET SALES	$3,243,951	$3,190,787

COST OF SALES	2,237,838	2,246,000

Gross profit on sales	1,006,113	944,787

OPERATING EXPENSES
Selling	398,127	406,247
General and administrative	450,563	430,776
Gain on sale of equipment	93	(22,254)

Total operating expenses	848,783	814,769

Income from operations	157,330	130,018

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	(96,513)	1,913
Interest expense	(3,873)	(7,314)

Total other income (expense), net	(100,386)	(5,401)

Net income before income taxes	56,944	124,617

PROVISION FOR INCOME TAXES	6,676	48,600

NET INCOME	$50,268	$76,017

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.08)	$(0.05)
- DILUTED	$(0.08)	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended June 30, 2014 and 2013

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JUNE 30, 2012	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,764,596)	$701,400

Net income	-	-	-	-	-	-	76,017	76,017

BALANCE, JUNE 30, 2013	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,688,579)	777,417

Net income	-	-	-	-	-	-	50,268	50,268

BALANCE, JUNE 30, 2014	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,638,311)	$827,685

The accompanying notes are an integral part of the consolidated financial statements.
21

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Collections from customers	$3,231,850	$3,164,165
Deferred income	1,299	1,299
Cost of sales, selling, general and administrative expenses paid	(2,994,761)	(3,057,008)
Interest paid	(3,873)	(7,347)
Income taxes paid	(4,105)	-

Net cash provided by operating activities	230,410	101,109

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	-	22,500
Purchases of property and equipment	(28,767)	(3,749)

Net cash provided by (used in) investing activities	(28,767)	18,751

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	290,000	310,050
Principal payments on line-of-credit	(290,000)	(350,050)
Principal payments on notes payable	(67,772)	(69,245)

Net cash used in financing activities	(67,772)	(109,245)

NET INCREASE IN CASH AND CASH EQUIVALENTS	133,871	10,615

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,564	17,949

CASH AND CASH EQUIVALENTS, END OF YEAR	$162,435	$28,564

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income	$50,268	$76,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,454	90,294
Allowance for bad debts	1,713	1,741
Deferred income amortization	(1,299)	(1,299)
Deferred income taxes	(14,981)	44,889
Gain (loss) on sale of equipment	93	(22,254)
Effects of changes in operating assets and liabilities:
Trade receivables	(13,814)	(28,363)
Inventories	13,322	(61,100)
Prepaid expenses	(6,819)	6,103
Accounts payable	(14,651)	(12,200)
Accrued expenses	111,632	3,570
Income taxes payable	17,492	3,711

NET CASH PROVIDED BY OPERATING ACTIVITIES	$230,410	$101,109

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2014 and 2013 was $175,986 and $150,787, respectively.

TRADE RECEIVABLES

Trade receivables are uncollateralized customer obligations which generally require payment within thirty days from the invoice date. Trade receivables are stated at the invoice amount as no interest is charged to the customer for any past due amounts. Payments of trade receivables are applied to the specific invoices identified on the customer’s remittance advice or, if unspecified, to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the trade receivables If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due to the Company could be adversely affected. All accounts or portions thereof deemed to be uncollectible, or that require an excessive collection cost, are written off to the allowance for doubtful accounts.

INVENTORIES

Inventories are carried at the “lower of cost or market value” with cost being determined on the “first-in, first-out” basis of accounting. The cost of finished goods and goods in process inventories include an estimate for manufacturing overhead.

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

INCOME TAXES

Deferred income taxes are provided using the liability method for temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred income tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred income tax assets are only recognized if it is more likely than not that a tax position will be realized or sustained upon examination by the relevant taxing authority. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized. Deferred income tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment.

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) 740, Income Taxes. As of June 30, 2014 and 2013, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2014 and 2013.

EARNINGS PER COMMON SHARE

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

EARNINGS PER COMMON SHARE (CONTINUED)

The following contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share:

	2014	2013

Shares issuable upon conversion of Series A
Prior Cumulative Preferred Stock	400,000	400,000
Shares issuable upon conversion of Series B
Prior Cumulative Preferred Stock	375,000	375,000
Shares issuable upon conversion of Series A
Cumulative Preferred Stock	222,133	222,133
Shares issuable upon conversion of Series B
Cumulative Preferred Stock	36,201	36,201

ADVERTISING EXPENSE

Advertising is expensed when incurred. Advertising expense was $8,545 and $6,850 for the years ended June 30, 2014 and 2013, respectively.

NOTE 2 - FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility.  Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2014 and 2013, deferred revenue of $1,299 was amortized into income for each year.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt at June 30, 2014 and 2013 consists of:

Payee	Terms	2014	2013

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2015, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$679 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	-	22,413

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	10,850	17,050

Nodaway Valley Bank	$3,192, including interest of 5.75%; final payment due June 2015, secured by equipment.	12,547	48,698

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle.	2,790	5,798

	Total	26,187	93,959
	Less current portion	21,537	54,172
	Long-term portion	$4,650	$39,787

Future minimum payments are:

2015	$21,537
2016	4,650

Total	$26,187

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2014 is as follows:

	Shares
		Issued and
	Authorized	Oustanding
Prior Cumulative Preferred Stock, $5 par value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 par value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 par value:
Reserved for conversion of
Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2014 and 2013 totaled $7,692,662 and $7,564,590, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2014 and 2013:

	2014	2013
6% Convertible
Series A	$16.65	$16.35
Series B	$16.20	$15.90
5% Convertible
Series A	$64.75	$63.75
Series B	$64.75	$63.75

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAX

The recognition of income tax expense related to uncertain tax provisions is determined under the provisions of Financial Accounting Standards Board (FASB) ASC 740. The Company had no unrecognized tax benefits. The income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the fiscal years ended 2011, 2012, and 2013 are subject to examination by the IRS taxing authority.

The sources of deferred income tax assets and liability at June 30, 2014 and 2013 are as follows:

	2014	2013

Deferred income tax assets:
Inventories	$753	$688
Trade receivables	6,294	6,175
Deferred income	5,323	5,818

Total deferred income tax assets	12,370	12,681

Deferred income tax liability:
Property and equipment	(84,499)	(99,791)

NET DEFERRED INCOME TAX LIABILITY	$(72,129)	$(87,110)

The net deferred income tax asset (liability) is presented in the accompanying June 30, 2014 and 2013 consolidated balance sheets as follows:

	2014	2013

Current deferred income tax asset	$7,047	$6,863
Noncurrent deferred income tax liability	(79,176)	(93,973)

NET DEFERRED INCOME TAX LIABILITY	$(72,129)	$(87,110)

The provision (credit) for income taxes for the years ended June 30, 2014 and 2013 consists of the following:

	2014	2013

Current income tax expense	$21,657	$3,711
Deferred income tax expense (credit)	(14,981)	44,889

	$6,676	$48,600

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAX (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2014 and 2013 due to the following:

	2014	2013

Computed at federal statutory rate of 34%	$19,367	$42,370
Increase (decrease) in income taxes resulting from:
Statutory rate adjustment	(11,750)	-
Deferred income tax rate adjustment	-	4,568
Other	(2,902)	(3,948)
State income taxes	1,961	5,610

	$6,676	$48,600

NOTE 6 - INCOME (LOSS) PER SHARE

The income (loss) per share for the years ended June 30, 2014 and 2013, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	2014	2013

Net income	$50,268	$76,017

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	60,000	60,000
5% Convertible Cumulative Preferred, $20 par value	68,072	68,072

Total dividend requirements	128,072	128,072

Net loss - common stockholders	$(77,804)	$(52,055)

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME (LOSS) PER SHARE (CONTINUED)

	2014	2013

Weighted average of shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,344	1,033,344

Weighted average shares – diluted	2,003,178	2,003,178

Basic earnings (loss) per share	$(0.08)	$(0.05)

Diluted earnings (loss) per share	$(0.08)	$(0.05)

NOTE 7 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2014	2013

Cash paid for:
Interest	$3,873	$7,347
Income taxes	4,105	-

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity owned by the Vice-President and Director of the Company and his spouse. The lease term is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2014 and 2013. The amounts are included in cost of sales.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments under this lease are as follows:

Year ending June 30:

2015	$78,000
2016	78,000
2017	78,000
2018	78,000
2019	78,000
Thereafter	448,500
$838,500

In April 2012, the Company received a demand letter from the Public Building Commission of Chicago ("Chicago PBC") related to a site acquired and remediated by the Chicago PBC that the Chicago PBC alleged was previously operated by a predecessor to the Company. The letter from the Chicago PBC demanded that the Company, as a successor, reimburse the Chicago PBC for approximately $822,000 that the Chicago PBC spent for environmental remediation at the site. On June 30, 2014, the Company and the Chicago PBC executed a settlement agreement in which the Company agreed to pay $100,000 and, to the extent allowed by law, assign potential rights to insurance claims relating to the site, to the Chicago PBC. The Chicago PBC agreed to release and discharge the Company from any and all claims it may have related to the site. The $100,000 settlement is included in accrued expenses on the consolidated balance sheets at June 30, 2014 and in miscellaneous expense on the consolidated statements of income for the year ended June 30, 2014.  The Company made the required settlement payment on July 7, 2014.

As of June 30, 2014, the Company had raw materials purchase commitments with two vendors totaling approximately $189,000.

NOTE 9 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2014, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2014 and 2013, two customers accounted for 50% and 48%, respectively, of the gross sales. As of June 30, 2014 and 2013, two customers accounted for 62% and 58%, respectively, of trade receivables.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued new accounting guidance for the recognition of revenue from contracts with customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The new standard is effective for the Company’s fiscal year 2018, and early adoption is not permitted.  The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures.  The Company has not yet determined the effect of the standard on its ongoing financial reporting.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's financial statements.

NOTE 12 – SUBSEQUENT EVENTS

On July 7, 2014, the Company made the required settlement payment of $100,000 as discussed in Note 8.

The Company monitors significant events occurring after June 30, 2014 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was effective.

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

Item 9B          OTHER INFORMATION

 None

PART III

Item 10          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)        Directors

Name	Age	Periods of Service as Director	Terms

Barry M. Yantis	69	1980 to present	One year
Brett A. Yantis	46	January 21, 1999 to present	One year
Brian A. Yantis	66	July 16, 1986 to present	One year

   Executive Officers

			Years of
			Service as
Name	Age	Position	an Officer	Term

Barry M. Yantis	69	President, CEO	35	Until successor elected
		and Treasurer
Brett A. Yantis	46	Vice-President	12	Until successor elected
Brian A. Yantis	66	Secretary	22	Until successor elected

  (b)        Certain Significant Employees

 There are no significant employees other than above.

(c)        Family Relationships

   Barry M. Yantis and Brian A. Yantis are brothers.  Brett A. Yantis is the son of Barry M. Yantis.

 Business Experience

(1)
Barry M. Yantis, President and Treasurer has been an officer of the Company for thirty-five years, twelve years as Vice-President and twenty-three years as President. He has been on the board of directors for thirty-five years and has been associated with the candy business for thirty-nine years.

Brett A. Yantis was elected to the position of Director during the year ending June 30, 1999. Brett was elected Vice-President in January 2003. Brett has been associated with the Company for twenty years.

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

(b)           Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and				Other	Restricted
Principal	Fiscal			Annual	Stock	Option	LTIP	All Other
Position	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation

Barry M. Yantis	1) 06-30-14	$132,000	$4,000	$2,240	-	-	-	-
Barry M. Yantis	1) 06-30-13	$132,000	$26,000	$3,500	-	-	-	-
Barry M. Yantis	1) 06-30-12	$132,000	$-	$4,100	-	-	-	-
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

  Not applicable

(e)           Long-term incentive plan awards table

  Not applicable

Item 11           EXECUTIVE COMPENSATION (CONTINUED)

(f)           Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2014 and 2013, $1,067 and $482, respectively, of travel expenses were reimbursed to board member Brian A. Yantis.

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

(b)           Certain business relationships

Not applicable

(c)           Indebtedness of management

Not applicable

(d)           Transactions with promoters

Not applicable

Item 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2014 and 2013:

	2014	2013

Audit fees:
Mayer Hoffman McCann P.C. (MHM)	$60,577	$59,629
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

PART IV

Item 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this report.

	1.	Consolidated Financial Statements:	Page

		Index to Consolidated Financial Statements	16

		Consolidated Balance Sheets	18 - 19

		Consolidated Statements of Income	20

		Consolidated Statements of Stockholders’ Equity	21

		Consolidated Statements of Cash Flows	22

		Notes to Consolidated Financial Statements	23 - 33

	2.	Consolidated Financial Statement Schedules:

		None

	3.	Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

3.1	Articles of Incorporation of Chase General Corporation

3.2	Bylaws

The following are Exhibits attached or explanations included in “Notes to Consolidated Financial Statements” in Part II of this report:

4.	Instruments defining the rights of security holders including indentures - Refer to Note 4.
11.	Computation of per share earnings - Refer to Note 6.
21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.
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

CHASE GENERAL CORPORATION (Registrant)

Date: September 18, 2014	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 18, 2014
Barry M. Yantis	Chairman of the Board, Chief Executive
Officer and Chief Financial Officer,
President, Treasurer and Director

/s/ Brett Yantis		September 18, 2014
Brett Yantis	Vice-President and Director

/s/ Brian A. Yantis		September 18, 2014
Brian A. Yantis	Secretary and Director

