Form 10-Q
period 2014-09-30
CHASE GENERAL CORP
filed 2014-11-12
CIK 15357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2014	2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,806	$162,435
Trade receivables, net of allowance for doubtful accounts of $17,158 and $16,508, respectively	686,878	178,686
Inventories:
Finished goods	238,056	258,726
Goods in process	16,369	11,950
Raw materials	86,242	80,088
Packaging materials	167,077	145,046
Prepaid expenses	13,683	12,233
Deferred income taxes	7,114	7,047

Total current assets	1,217,225	856,211

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and equipment	751,347	739,962
Trucks and autos	188,594	188,594
Office equipment	31,518	31,518
Leasehold improvements	72,068	72,068
Total	1,155,875	1,144,490
Less accumulated depreciation	863,258	841,445

Total property and equipment, net	292,617	303,045

TOTAL ASSETS	$1,509,842	$1,159,256

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2014	2014
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$340,348	$51,947
Current maturities of notes payable	146,382	21,537
Accrued expenses	42,227	139,098
Income taxes payable	29,925	21,203
Deferred income	1,299	1,299

Total current liabilities	560,181	235,084

LONG-TERM LIABILITIES
Deferred income	12,337	12,661
Notes payable, less current maturities	3,100	4,650
Deferred income taxes	71,838	79,176

Total long-term liabilities	87,275	96,487

Total liabilities	647,456	331,571

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,197,500 and $2,190,000, respectively)	500,000	500,000
Series B (liquidation preference $2,152,500 and $2,145,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value Series A (liquidation preference $4,975,298 and $4,960,664, respectively)	1,170,660	1,170,660
Series B (liquidation preference $810,823 and $808,438, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,603,610)	(5,638,311)

Total stockholders’ equity	862,386	827,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,509,842	$1,159,256

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	September 30
	2014	2013

NET SALES	$991,908	$911,260

COST OF SALES	715,070	658,354

Gross profit on sales	276,838	252,906

OPERATING EXPENSES
Selling	114,641	96,922
General and administrative	121,381	138,390

Total operating expenses	236,022	235,312

Income from operations	40,816	17,594

OTHER INCOME (EXPENSE)
Miscellaneous income	12,022	364
Interest expense	(887)	(2,586)

Total other income (expense), net	11,135	(2,222)

Net income before income taxes	51,951	15,372

PROVISION FOR INCOME TAXES	17,250	4,235

NET INCOME	$34,701	$11,137

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$0.00	$(0.02)
- DILUTED	$0.00	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,701	$11,137
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,814	21,432
Allowance for bad debts	300	300
Deferred income amortization	(324)	(324)
Deferred income taxes	(7,405)	(6,285)
Effects of changes in operating assets and liabilities:
Trade receivables	(508,492)	(434,114)
Inventories	(11,934)	(23,795)
Prepaid expenses	(1,450)	(8,021)
Accounts payable	288,401	228,948
Accrued expenses	(96,871)	15,891
Income taxes payable	8,722	7,514

Net cash used in operating activities	(272,538)	(187,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,386)	(8,456)

Net cash used in investing activities	(11,386)	(8,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	135,000	205,000
Principal payments on notes payable	(11,705)	(11,698)

Net cash provided by financing activities	123,295	193,302

NET DECREASE IN CASH AND CASH EQUIVALENTS	(160,629)	(2,471)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	162,435	28,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,806	$26,093

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2014 has been taken from audited consolidated financial statements at that date and condensed.  The condensed consolidated financial statements as of and for the three months ended September 30, 2014 and for the three months ended September 30, 2013 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2014.  The results of operations for the three months ended September 30, 2014 and cash flows for the three months ended September 30, 2014 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2015.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to September 30, 2014, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2014.

NOTE 2 – EARNINGS PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period.  Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended
	September 30
	2014	2013

Net income	$34,701	$11,137

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018

Total dividend requirements	32,018	32,018

Net income (loss) - common stockholders	$2,683	$(20,881)

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – INCOME (LOSS) PER SHARE (CONTINUED)

	Three Months Ended
	September 30
	2014	2013

Weighted average shares - basic	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334

Weighted average shares - diluted	2,003,168	2,003,168

Basic loss per share	$0.00	$(0.02)

Diluted loss per share	$0.00	$(0.02)

Cumulative Preferred Stock dividends in arrears at September 30, 2014 and 2013 totaled $7,724,680 and $7,596,608, respectively.  Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30
	2014	2013

6% Convertible
Series A	$17	$16
Series B	$16	$16

5% Convertible
Series A	$65	$64
Series B	$65	$64

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2014	2014

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2015, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$135,000	$-

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	9,300	10,850

Nodaway Valley Bank	$3,192, including interest of 5.75%; final payment due June 2015, secured by equipment.	3,290	12,547

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle.	1,892	2,790

	Total	149,482	26,187
	Less current portion	146,382	21,537
	Long-term portion	$3,100	$4,650

Future minimum payments for the twelve months ending September 30 are:

	2015	$146,382
	2016	3,100

	Total	$149,482

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10.  The Company recognized no liability for unrecognized tax benefits at September 30, 2014.  The Company has no material tax positions at September 30, 2014 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company’s federal income tax returns for the fiscal years ended 2012, 2013 and 2014 are subject to examination by the IRS taxing authority.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30
	2014	2013

Cash paid for:
Interest	$887	$2,586
Income taxes	15,933	-

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s financial statements.

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended
	September 30
	2014	2013
Net sales	100%	100%
Cost of sales	72	72
Gross profit on sales	28	28
Operating expenses	24	26
Income from operations	4	2
Other income (expense), net	1	-
Income before income taxes	5	2
Provision for income taxes	2	1
Net income	3%	1%

CHASE GENERAL CORPORATION AND SUBSIDIARY

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales increased $80,648 or 9% for the three months ended September 30, 2014 to $991,908 compared to $911,260 for the three months ended September 30, 2013.  Gross sales for Seasonal Candy increased $91,897 to $507,624 for the three months ended September 30, 2014, compared to $415,727 for 2013.  Gross sales for Chase Candy decreased $16,017 to $492,080 for the three months ended September 30, 2014, compared to $508,097 for 2013.  Sales returns and allowances for the Company decreased $5,254 to $8,710 for the three months ended September 30, 2014, compared to $13,964 for 2013.  Other sales for the Company decreased $486 to $914 for the three months ended September 30, 2014, compared to $1,400 for 2013.

The 22% increase in gross sales of Seasonal Candy of $91,897 for the three months ended September 30, 2014 over the same period ended September 30, 2013, is primarily due to the following: 1) increased orders from various customers in the clamshell seasonal division totaling approximately $71,000 versus the same period a year ago primarily due a to earlier shipments; 2) increased orders from various customers in the bulk seasonal division netting approximately $32,000 versus the same period a year ago primarily due a to earlier shipments; offset by 3) decreased orders in the generic seasonal division by approximately $11,000 due to decreased sales to one customer.

The 3% decrease in gross sales of Chase Candy of $16,017 for the three months ended September 30, 2014 over the same period ended September 30, 2013, is primarily due to the net effect of the following:  1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $42,000 versus the same period a year ago primarily due to one customer decreasing their orders; offset by 2) increased sales of the L212 Mini Mash division by approximately $14,000 versus the same period a year ago due to one customer increasing their orders; 3) increased sales of the L278 Mini Mash division by approximately $10,000 versus the same period a year ago due to two customers increasing their orders; and 4) other fluctuations netting an increase of approximately $2,000.

COST OF SALES

The cost of sales increased $56,716 to $715,070 or 72% of related revenues for the three months ended September 30, 2014, compared to $658,354 or 72% of related revenues for the three months ended September 30, 2013.

The 9% increase in cost of sales of $56,716 is primarily due to the 9% increase in net sales of $80,648.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

CHASE GENERAL CORPORATION AND SUBSIDIARY

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)

The Company increased total inventory $11,934 or 2% to $507,744 at September 30, 2014 from $495,810 held in inventory at June 30, 2014 as a result of building up inventory product to be delivered in October and November 2014.  The Company decreased finished goods inventory 8% during the three months ended September 30, 2014 to $238,056 from the June 30, 2014 finished goods inventory levels of $258,726.  The Company increased goods in process inventory 37% during the three months ended September 30, 2014 to $16,369 from the June 30, 2014 goods in process inventory levels of $11,950.  The Company increased raw materials inventory 8% during the three months ended September 30, 2014 to $86,242 from the June 30, 2014 raw materials inventory levels of $80,088.  The Company increased packaging materials inventory 15% during the three months ended September 30, 2014 to $167,077 from the June 30, 2014 packaging materials inventory levels of $145,046.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2014 increased $17,719 to $114,641, which is 12% of sales, compared to $96,922 or 11% of sales for the three months ended September 30, 2013.

The increase of $17,719 in selling expenses for the three months ended September 30, 2014 is primarily due to higher premium promotions expense and higher commissions expense for the period.  Premium promotions, which are paid to customers for various marketing reasons, increased $8,992 to $24,070 for this period from $15,078 for the three months ended September 30, 2013.  Commissions expense increased $5,458 to $39,107 for this period from $33,649 for the three months ended September 30, 2013 primarily due to an increase in net sales and to a change in the mix of net sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2014 decreased $17,009 to $121,381 and decreased to 12% of sales, compared to $138,390 or 15% of sales for the three months ended September 30, 2013.  The decreased costs are primarily because of a $17,581 decrease in professional fees.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $13,357 for the three months ended September 30, 2014 to $11,135, compared to $(2,222) for the three months ended September 30, 2013 primarily due to a decrease in interest expense of $1,699, a freight claim of approximately $4,000 and a refund of approximately $7,000 from a customer related to a underpayment written off during the year ending June 30, 2014.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION FOR INCOME TAXES

The Company recorded a provision for income tax expense for the three months ended September 30, 2014 of $17,250 as compared to tax expense of $4,235 for the three months ended September 30, 2013.  The income tax expense recorded for the three months ended September 30, 2014 is primarily due to improved profitability and the change in deferred income taxes as a result of various timing differences between book income and taxable income.

NET INCOME

The Company reported net income for the three months ended September 30, 2014 of $34,701, compared to net income of $11,137 for the three months ended September 30, 2013.  This increase of $23,564 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2014 and 2013, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended September 30, 2014 was $2,683 which is an increase of $23,564 as compared to the net loss for the three months ended September 30, 2013 of $(20,881).

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal year indicated.

	Three Months Ended
	September 30,
	2014	2013

Net cash used in operating activities	$(272,538)	$(187,317)
Net cash used in investing activities	$(11,386)	$(8,456)
Net cash provided by financing activities	$123,295	$193,302

CHASE GENERAL CORPORATION AND SUBSIDIARY
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Management has no material commitments for capital expenditures during the remainder of fiscal 2015.  The $11,386 of cash used in investing activities is the purchase of equipment used during the manufacturing process.  The $272,538 of cash used in operating activities is fully detailed in the condensed consolidated statement of cash flow on page six and does include a $100,000 settlement payment made on July 7, 2014.  The $123,295 of cash provided by financing activities is the receipt of $135,000 drawn from a line-of-credit, net of principal payments on equipment and vehicle loans. At September 30, 2014, the Company had $215,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.  Management expects that projected cash flows will enable the Company to pay the full balance on the line-of-credit prior to December 31, 2014.

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

PART II.  OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2014 is $7,724,680.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

a.	None

PART II.  OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

	a.	Exhibits.

		Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
		Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial statements for the quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 12, 2014	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

