Form 10-Q
period 2014-12-31
CHASE GENERAL CORP
filed 2015-02-13
CIK 15357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 12, 2015, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended December 31, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2014	2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$452,930	$162,435
Trade receivables, net of allowance for doubtful accounts of $17,858 and $16,508, respectively	268,933	178,686
Inventories:
Finished goods	58,389	258,726
Goods in process	15,108	11,950
Raw materials	70,826	80,088
Packaging materials	106,760	145,046
Prepaid expenses	34,621	12,233
Deferred income taxes	6,991	7,047

Total current assets	1,014,558	856,211

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and equipment	753,837	739,962
Trucks and autos	196,982	188,594
Office equipment	31,518	31,518
Leasehold improvements	72,068	72,068
Total	1,166,753	1,144,490
Less accumulated depreciation	839,352	841,445

Total property and equipment, net	327,401	303,045

TOTAL ASSETS	$1,341,959	$1,159,256

The accompanying notes are an integral part of the unaudited  condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2014	2014
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$104,898	$51,947
Current maturities of notes payable	10,832	21,537
Accrued expenses	15,072	139,098
Income taxes payable	99,925	21,203
Deferred income	1,299	1,299

Total current liabilities	232,026	235,084

LONG-TERM LIABILITIES
Deferred income	12,012	12,661
Notes payable, less current maturities	18,146	4,650
Deferred income taxes	74,850	79,176

Total long-term liabilities	105,008	96,487

Total liabilities	337,034	331,571

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,205,000 and $2,190,000, respectively)	500,000	500,000
Series B (liquidation preference $2,160,000 and $2,145,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $4,989,931 and $4,960,664, respectively)	1,170,660	1,170,660
Series B (liquidation preference $813,207 and $808,438, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,461,071)	(5,638,311)

Total stockholders’ equity	1,004,925	827,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,341,959	$1,159,256

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	December 31
	2014	2013

NET SALES	$1,291,273	$1,402,545

COST OF SALES	846,057	938,247

Gross profit on sales	445,216	464,298

OPERATING EXPENSES
Selling	149,763	161,115
General and administrative	90,453	95,111
Loss (gain) on sale of equipment	(15,912)	93

Total operating expenses	224,304	256,319

Income from operations	220,912	207,979

OTHER INCOME (EXPENSE)
Miscellaneous income	422	1,972
Interest expense	(1,069)	(555)

Total other income (expense), net	(647)	1,417

Net income before income taxes	220,265	209,396

PROVISION FOR INCOME TAXES	77,726	73,564

NET INCOME	$142,539	$135,832

NET INCOME PER SHARE OF COMMON STOCK
- BASIC	$0.11	$0.11
- DILUTED	$0.06	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
	December 31
	2014	2013

NET SALES	$2,283,181	$2,313,805

COST OF SALES	1,561,127	1,596,601

Gross profit on sales	722,054	717,204

OPERATING EXPENSES
Selling	264,404	258,037
General and administrative	211,834	233,501
Loss (gain) on sale of equipment	(15,912)	93

Total operating expenses	460,326	491,631

Income from operations	261,728	225,573

OTHER INCOME (EXPENSE)
Miscellaneous income	12,444	2,336
Interest expense	(1,956)	(3,141)

Total other income (expense), net	10,488	(805)

Net income before income taxes	272,216	224,768

PROVISION FOR INCOME TAXES	94,976	77,799

NET INCOME	$177,240	$146,969

NET INCOME PER SHARE OF COMMON STOCK
- BASIC	$0.12	$0.09
- DILUTED	$0.06	$0.04

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177,240	$146,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,127	43,294
Allowance for bad debts	1,350	600
Deferred income amortization	(649)	(649)
Deferred income taxes	(4,270)	(10,519)
Loss (gain) on sale of equipment	(15,912)	93
Effects of changes in operating assets and liabilities:
Trade receivables	(91,597)	(76,808)
Inventories	244,727	268,049
Prepaid expenses	(22,388)	(21,010)
Accounts payable	49,484	43,068
Accrued expenses	(124,026)	(11,603)
Income taxes payable	78,722	84,135

Net cash provided by operating activities	342,808	465,619

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(33,876)	(21,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	265,000	290,000
Principal payments on line-of-credit	(265,000)	(290,000)
Principal payments on notes payable	(18,437)	(34,403)

Net cash used in financing activities	(18,437)	(34,403)

NET INCREASE IN CASH AND CASH EQUIVALENTS	290,495	410,084

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	162,435	28,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$452,930	$438,648

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2014 has been taken from audited consolidated financial statements at that date and condensed.  The condensed consolidated financial statements as of and for the three and six months ended December 31, 2014 and for the three and six months ended December 31, 2013 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2014.  The results of operations for the three and six months ended December 31, 2014 and cash flows for the six months ended December 31, 2014 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2015.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to December 31, 2014, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2014.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - EARNINGS PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period.  Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013

Net income	$142,539	$135,832	$177,240	$146,969

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	34,036	34,036

Total dividend requirements	32,018	32,018	64,036	64,036

Net income - common stockholders	$110,521	$103,814	$113,204	$82,933

Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted average shares - diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings per share	$0.11	$0.11	$0.12	$0.09

Diluted earnings per share	$0.06	$0.05	$0.06	$0.04

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - EARNINGS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2014 and 2013 totaled $7,756,698 and $7,628,626, respectively.  Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	December 31
	2014	2013
6% Convertible
Series A	$17	$17
Series B	$16	$16

5% Convertible
Series A	$65	$64
Series B	$65	$64

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

		December 31,	June 30,
Payee	Terms	2014	2014

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2016, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	21,228	-

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	7,750	10,850

Nodaway Valley Bank	$3,192, including interest of 5.75%; final payment due June 2015, secured by equipment; paid in full in December 2014.	-	12,547

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle; paid in full in December 2014.	-	2,790

	Total	28,978	26,187
	Less current portion	10,832	21,537
	Long-term portion	$18,146	$4,650

Upon expiration of the line-of-credit agreement on January 3, 2015, the Company entered into a $350,000 line-of-credit agreement that expires on January 3, 2016 with a variable interest rate at prime but not less than 5%.  The line-of-credit is collateralized by substantially all assets of the Company.  Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE (CONTINUED)

Future minimum payments for the twelve months ending December 31 are:

2015	$10,832
2016	6,772
2017	5,375
2018	5,533
2019	466

Total	$28,978

NOTE 4 - INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10.  The Company recognized no liability for unrecognized tax benefits at December 31, 2014.  The Company has no material tax positions at December 31, 2014 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at December 31, 2014.  The Company’s federal income tax returns for the fiscal years ended 2012, 2013 and 2014 are subject to examination by the IRS taxing authority.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31
	2014	2013

Cash paid for:
Interest	$1,956	$3,141
Income taxes	28,504	4,105
Non-cash transactions:
Financing of new vehicle	21,228	-
Sales tax on new vehicle in accounts payable	3,467	-

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013, and Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2014	2013	2014	2013

Net sales	100%	100%	100%	100%
Cost of sales	66	67	68	69
Gross profit on sales	34	33	32	31
Operating expenses	17	18	20	21
Income from operations	17	15	12	10
Other income (expense), net	-	1	-	-
Income before income taxes	17	16	12	10
Provision for income taxes	6	5	4	3
Net income	11%	11%	8%	7%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales decreased $111,272 or 8% for the three months ended December 31, 2014 to $1,291,273 compared to $1,402,545 for the three months ended December 31, 2013. Gross sales for Chase Candy decreased $10,569 to $546,728 for the three months ended December 31, 2014, compared to $557,297 for the three months ended December 31, 2013. Gross sales for Seasonal Candy decreased $90,077 to $757,403 for the three months ended December 31, 2014, compared to $847,480 for the three months ended December 31, 2013.

The 11% decrease in gross sales of Seasonal Candy of $90,077 for the three months ended December 31, 2014 over the same period ended December 31, 2013, is primarily due to the net effect of the following: 1) decreased sales in the clamshell seasonal division by approximately $64,000 versus the same period a year ago primarily due to the timing of orders from three customers; 2) decreased sales in the bulk seasonal division by approximately $54,000 versus the same period a year ago primarily due to the timing of orders from three customers and decreased orders from one customer; offset by 3) increased sales in the generic seasonal product division by approximately $28,000 due to increased orders from one customer along with the introduction of new packaging.

The 2% decrease in gross sales of Chase Candy of $10,569 for the three months ended December 31, 2014 over the same period ended December 31, 2013, is primarily due to the net effect of the following:  1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $34,000 versus the same period a year ago primarily due to one customer decreasing orders; 2) decreased sales of the L279/L299 Bulk Mini Mash division by approximately $16,000 versus the same period a year ago primarily due to the timing of orders from one customer and to one customer decreasing orders; 3) various other fluctuations netting to a decrease of approximately $3,000; 4) decreased sales of the L260 Changemaker Jar division by approximately $1,000 versus the same period a year ago primarily due to one customer decreasing orders; offset by 5) increased sales of the L278/L212 Mini Mash division by approximately $27,000 versus the same period a year ago primarily due to four customers increasing orders; and 6) increased sales of the Cherry Mash Merchandiser division by approximately $16,000 versus the same period a year ago primarily due to four customers increasing orders.

Net sales decreased $30,624 or 1% for the six months ended December 31, 2014 to $2,283,181 compared to $2,313,805 for the six months ended December 31, 2013.  Gross sales for Chase Candy decreased $26,586 to $1,038,808 for the six months ended December 31, 2014, compared to $1,065,394 for the three months ended December 31, 2013.  Gross sales for Seasonal Candy increased $1,820 to $1,265,027 for the six months ended December 31, 2014, compared to $1,263,207 for the three months ended December 31, 2013.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The 3% decrease in gross sales of Chase Candy of $26,586 for the six months ended December 31, 2014 over the same period ended December 31, 2013, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $75,000 versus the same period a year ago primarily due to one customer decreasing orders; 2) decreased sales of the L279/L299 Bulk Mini Mash division by approximately $15,000 versus the same period a year ago primarily due to two customers decreasing orders; 3) various other fluctuations netting to a decrease of approximately $2,000; 4) decreased sales of the L260 Changemaker Jar division by approximately $1,000 versus the same period a year ago primarily due to one customer decreasing orders; offset by 5) increased sales of the L278/L212 Mini Mash division by approximately $51,000 versus the same period a year ago primarily due to two customers increasing orders; and 6) increased sales of the Cherry Mash Merchandiser division by approximately $16,000 versus the same period a year ago primarily due to four customers increasing orders.

The slight increase in gross sales of Seasonal Candy of $1,820 for the six months ended December 31, 2014 over the same period ended December 31, 2013, is primarily due to the net effect of the following:  1) increased sales in the generic seasonal product division by approximately $17,000 due to increased orders from one customer along with the introduction of new packaging; 2) increased sales in the clamshell seasonal division by approximately $7,000 versus the same period a year ago primarily due to increased orders from one customer; offset by 3) decreased sales in the bulk seasonal division by approximately $22,000 versus the same period a year ago primarily due to decreased orders from three customers.

COST OF SALES

The cost of sales decreased $92,190 to $846,057 or 66% of related revenues for the three months ended December 31, 2014, compared to $938,247 or 67% of related revenues for the three months ended December 31, 2013.

The 10% decrease in cost of sales of $92,190 is primarily due to the 8% decrease in net sales of $111,272 and a 5% decrease in price of peanuts.

The cost of sales decreased $35,474 to $1,561,127 or 68% of related revenues for the six months ended December 31, 2014, compared to $1,596,601 or 69% of related revenues for the six months ended December 31, 2013.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)

The 2% decrease in cost of sales of $35,474 is primarily due to the 1% decrease in net sales of $30,624 and a 5% decrease in the price of peanuts.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2014 decreased $11,352 to $149,763, which is 12% of sales, compared to $161,115, or 11% of sales for the three months ended December 31, 2013.

The decrease of $11,352 in selling expenses for the three months ended December 31, 2014 is primarily due to lower premium promotions expense and lower commissions expense offset by higher depreciation expense. Premium promotions, which are paid to customers for various marketing reasons, decreased $9,861 to $36,833 for this period from $46,694 for the three months ended December 31, 2013. Commissions expense, which are based on sales, decreased $3,842 to $42,019 for this period from $45,861 for the three months ended December 31, 2013. Depreciation expense increased $3,532 to $11,908 for this period from $8,376 primarily due to the purchases of property and equipment of $28,767 during the year ended June 30, 2014 combined with the acquisition of a vehicle in December 2014.

Selling expenses for the six months ended December 31, 2014 increased $6,367 to $264,404, which is 12% of sales, compared to $258,037 or 11% of sales for the six months ended December 31, 2013.

The increase of $6,367 in selling expenses for the six months ended December 31, 2014 is primarily due to higher depreciation expense for the period.  Depreciation expense increased $4,795 to $21,546 for this period from $16,751 primarily due to the purchases of property and equipment of $28,767 during the year ended June 30, 2014 combined with the acquisition of a vehicle in December 2014.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2014 decreased $4,658 to $90,453 and 7% of sales, compared to $95,111 or 7% of sales for the three months ended December 31, 2013. The decreased costs are primarily because of a $3,688 decrease in insurance expense.

General and administrative expenses for the six months ended December 31, 2014 decreased $21,667 to $211,834 or 9% of sales, compared to $233,501 or 10% of sales for the six months ended December 31, 2013.  The decreased costs are primarily because of an $18,436 decrease in professional fees and a $6,317 decrease in insurance expense.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $2,064 for the three months ended December 31, 2014 to $(647), compared to $1,417 for the three months ended December 31, 2013 primarily due to a increase of $514 in interest expense and an decrease of $1,550 in miscellaneous income.

Other income (expense) increased by $11,293 for the six months ended December 31, 2014 to $10,488, compared to $(805) for the six months ended December 31, 2013 primarily due to a decrease of $1,185 in interest expense, a freight claim of approximately $4,000 and a refund of approximately $7,000 from a customer related to an underpayment written off during the year ending June 30, 2014.

PROVISION FOR INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2014 of $77,726 as compared to income tax expense of $73,564 for the three months ended December 31, 2013.  The Company recorded income tax expense for the six months ended December 31, 2014 of $94,976 as compared to income tax expense of $77,799 for the six months ended December 31, 2013.  The net income tax expense recorded for the three and six months ended December 31, 2014 is primarily due to recognizing income taxes related to current profitable operations.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME

The Company reported net income for the three months ended December 31, 2014 of $142,539, compared to net income of $135,832 for the three months ended December 31, 2013.  This increase of $6,707 is explained above.  The Company reported net income for the six months ended December 31, 2014 of $177,240, compared to net income of $146,969 for the six months ended December 31, 2013.  This increase of $30,271 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2014 and 2013, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2014 and 2013, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2014 was $110,521 which is an increase of $6,707 as compared to the net income for the three months ended December 31, 2013 of $103,814.

Net income applicable to common stockholders for the six months ended December 31, 2014 was $113,204 which is an increase of $30,271 as compared to the net income for the six months ended December 31, 2013 of $82,933.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Six Months Ended
	December 31
	2014	2013

Net cash provided by operating activities	$342,808	$465,619
Net cash used in investing activities	$(33,876)	$(21,132)
Net cash used in financing activities	$(18,437)	$(34,403)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Management has no material commitments for capital expenditures during the remainder of fiscal 2015.  The $33,876 of cash used in investing activities is the purchase of equipment used during the manufacturing process and an automobile.  The $342,808 of cash provided by operating activities is fully detailed in the condensed consolidated statement of cash flows on page seven.  The $18,437 of cash used in financing activities is the principal payments on equipment and vehicle loans. At December 31, 2014, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2014 is $7,756,698.

ITEM 4.              MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.              OTHER INFORMATION

a.	None

PART II.  OTHER INFORMATION (CONTINUED)

ITEM 6.             EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial statements for the quarter ended December 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014, (ii) Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Income for the Six Months Ended December 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 13, 2015	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

