Form 10-Q
period 2015-03-31
CHASE GENERAL CORP
filed 2015-05-08
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 7, 2015, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2015	June 30, 2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$305,173	$162,435
Trade receivables, net of allowance for doubtful accounts of $18,458 and $16,508, respectively	141,092	178,686
Inventories:
Finished goods	174,175	258,726
Goods in process	11,313	11,950
Raw materials	85,959	80,088
Packaging materials	152,284	145,046
Prepaid expenses	38,332	12,233
Deferred income taxes	7,532	7,047

Total current assets	915,860	856,211

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and equipment	754,193	739,962
Trucks and autos	198,845	188,594
Office equipment	31,518	31,518
Leasehold improvements	72,068	72,068
Total	1,168,972	1,144,490
Less accumulated depreciation	839,100	841,445

Total property and equipment, net	329,872	303,045

TOTAL ASSETS	$1,245,732	$1,159,256

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2015	June 30, 2014
	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$44,802	$51,947
Current maturities of notes payable	10,793	21,537
Accrued expenses	34,805	139,098
Income taxes payable	79,525	21,203
Deferred income	1,299	1,299

Total current liabilities	171,224	235,084

LONG-TERM LIABILITIES
Deferred income	11,687	12,661
Notes payable, less current maturities	15,305	4,650
Deferred income taxes	77,394	79,176

Total long-term liabilities	104,386	96,487

Total liabilities	275,610	331,571

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital stock issued and outstanding:
Prior cumulative preferred stock, $5 par value:
Series A (liquidation preference $2,212,500 and $2,190,000, respectively)	500,000	500,000
Series B (liquidation preference $2,167,500 and $2,145,000, respectively)	500,000	500,000
Cumulative preferred stock, $20 par value
Series A (liquidation preference $5,004,564 and $4,960,664, respectively)	1,170,660	1,170,660
Series B (liquidation preference $815,592 and $808,438, respectively)	190,780	190,780
Common stock, $1 par value	969,834	969,834
Paid-in capital in excess of par	3,134,722	3,134,722
Accumulated deficit	(5,495,874)	(5,638,311)

Total stockholders’ equity	970,122	827,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,245,732	$1,159,256

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2015	2014

NET SALES	$450,836	$462,112

COST OF SALES	356,567	372,767

Gross profit on sales	94,269	89,345

OPERATING EXPENSES
Selling	74,670	70,054
General and administrative	83,890	108,816
Gain on sale of equipment	(10,590)	-

Total operating expenses	147,970	178,870

Loss from operations	(53,701)	(89,525)

OTHER INCOME (EXPENSE)
Miscellaneous income	626	602
Interest expense	(125)	(440)

Total other income (expense), net	501	162

Net loss before income taxes	(53,200)	(89,363)

INCOME TAX BENEFIT	(18,397)	(31,412)

NET LOSS	$(34,803)	$(57,951)

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.07)	$(0.09)
- DILUTED	$(0.07)	$(0.09)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended March 31
	2015	2014

NET SALES	$2,734,017	$2,775,917

COST OF SALES	1,917,694	1,969,368

Gross profit on sales	816,323	806,549

OPERATING EXPENSES
Selling	339,074	328,091
General and administrative	295,724	342,317
Loss (gain) on sale of equipment	(26,502)	93

Total operating expenses	608,296	670,501

Income from operations	208,027	136,048

OTHER INCOME (EXPENSE)
Miscellaneous income	13,070	2,938
Interest expense	(2,081)	(3,581)

Total other income (expense), net	10,989	(643)

Net income before income taxes	219,016	135,405

PROVISION FOR INCOME TAXES	76,579	46,387

NET INCOME	$142,437	$89,018

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
- BASIC	$0.05	$(0.01)
- DILUTED	$0.02	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$142,437	$89,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,904	65,366
Allowance for bad debts	1,950	400
Deferred income amortization	(974)	(974)
Deferred income taxes	(2,267)	(12,531)
Loss (gain) on sale of equipment	(26,502)	93
Effects of changes in operating assets and liabilities:
Trade receivables	35,644	(12,183)
Inventories	72,079	217,057
Prepaid expenses	(26,099)	(9,842)
Accounts payable	(7,145)	(10,651)
Accrued expenses	(104,293)	10,915
Income taxes payable	58,322	54,753

Net cash provided by operating activities	218,056	391,421

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(54,001)	(27,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line-of-credit	265,000	290,000
Principal payments on line-of-credit	(265,000)	(290,000)
Principal payments on notes payable	(21,317)	(56,191)

Net cash used in financing activities	(21,317)	(56,191)

NET INCREASE IN CASH AND CASH EQUIVALENTS	142,738	307,791

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	162,435	28,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$305,173	$336,355

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2014 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2015 and for the three and nine months ended March 31, 2014 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three and nine months ended March 31, 2015 and cash flows for the nine months ended March 31, 2015 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to March 31, 2015, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2015.

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – EARNINGS (LOSS) PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended March 31		Nine Months Ended March 31
	2015	2014	2015	2014

Net income (loss)	$(34,803)	$(57,951)	$142,437	$89,018

Preferred dividend requirements:
6% Prior Cumulative Preferred, $5 par value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 par value	17,018	17,018	51,054	51,054

Total dividend requirements	32,018	32,018	96,054	96,054

Net income (loss) - common stockholders	$(66,821)	$(89,969)	$46,383	$(7,036)

Weighted average shares - basic	969,834	969,834	969,834	969,834

Dilutive effect of contingently issuable shares	1,033,334	1,033,334	1,033,334	1,033,334

Weighted average shares - diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic earnings (loss) per share	$(0.07)	$(0.09)	$0.05	$(0.01)

Diluted earnings (loss) per share	$(0.07)	$(0.09)	$0.02	$(0.01)

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - EARNINGS (LOSS) PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2015 and 2014 totaled $7,788,716 and $7,660,644, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended March 31
	2015	2014
6% Convertible
Series A	$17	$17
Series B	$16	$16

5% Convertible
Series A	$66	$65
Series B	$66	$65

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

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - NOTES PAYABLE

The Company’s long-term debt consists of:

		March 31,	June 30,
Payee	Terms	2015	2014

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2016, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	20,415	-

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	5,683	10,850

Nodaway Valley Bank	$3,192, including interest of 5.75%; final payment due June 2015, secured by equipment; paid in full in December 2014.	-	12,547

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle; paid in full in December 2014.	-	2,790

	Total	26,098	26,187
	Less current portion	10,793	21,537
	Long-term portion	$15,305	$4,650

CHASE GENERAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
NOTE 3 - NOTES PAYABLE (CONTINUED)

Future minimum payments for the twelve months ending March 31 are:

2016	$10,793
2017	5,260
2018	5,414
2019	4,631

Total	$26,098

NOTE 4 - INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at March 31, 2015. The Company has no material tax positions at March 31, 2015 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at March 31, 2015. The Company’s federal income tax returns for the fiscal years ended 2012, 2013 and 2014 are subject to examination by the IRS taxing authority.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended March 31
	2015	2014

Cash paid for:
Interest	$2,081	$3,563
Income taxes	32,494	4,105
Non-cash transactions:
Financing of new vehicle	21,228	-

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

In August 2014, the Financial Accounting Standards Board issued an accounting standards update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated financial statements are issued. If substantial doubt exists, additional disclosures are required. This update will be effective for the Company’s fiscal year 2015. The adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014, and Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2015	2014	2015	2014

Net sales	100%	100%	100%	100%
Cost of sales	79	81	70	71
Gross profit on sales	21	19	30	29
Operating expenses	33	39	22	24
Income (loss) from operations	(12)	(20)	8	5
Other income (expense), net	1	-	-	-
Income (loss) before income taxes	(11)	(20)	8	5
Provision (benefit) for income taxes	(4)	(7)	3	2
Net income (loss)	(7)%	(13)%	5%	3%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales decreased $11,276 or 2% for the three months ended March 31, 2015 to $450,836 compared to $462,112 for the three months ended March 31, 2014. Gross sales for Chase Candy decreased $10,516 to $449,833 for the three months ended March 31, 2015, compared to $460,349 for 2014. Gross sales for Seasonal Candy decreased $7,370 to $10,706 for the three months ended March 31, 2015, compared to $18,076 for 2014.

The 2% decrease in gross sales of Chase Candy of $10,516 for the three months ended March 31, 2015 over the same period ended March 31, 2014, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $21,000 versus the same period a year ago, primarily due to one customer decreasing orders; 2) decreased sales of the Cherry Mash Merchandiser division by approximately $15,000 versus the same period a year ago, primarily due to three customers decreasing orders; and offset by 3) increased sales of the L278/L212 Mini Mash division by approximately $26,000 versus the third quarter a year ago due to one customer increasing orders.

The 41% decrease in gross sales of Seasonal Candy of $7,370 for the three months ended March 31, 2015 over the same period ended March 31, 2014, is primarily due to the net effect of the following: 1) decreased sales in the clamshell seasonal division by approximately $8,000 versus third quarter a year ago primarily due to decreased orders from two customers; and offset set by 2) various other fluctuations netting an increase of approximately $1,000.

Net sales decreased $41,900 or 2% for the nine months ended March 31, 2015 to $2,734,017 compared to $2,775,917 for the nine months ended March 31, 2014. Gross sales for Chase Candy decreased $37,102 to $1,488,641 for the nine months ended March 31, 2015, compared to $1,525,743 for 2014. Gross sales for Seasonal Candy decreased $5,550 to $1,275,733 for the nine months ended March 31, 2015, compared to $1,281,283 for 2014.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The 2% decrease in gross sales of Chase Candy of $37,102 for the nine months ended March 31, 2015 over the same period ended March 31, 2014, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $97,000 versus the same period a year ago primarily due to one customer decreasing orders; 2) decreased sales of the L279/L299 Bulk Mini Mash division by approximately $14,000 versus the same period a year ago primarily due to two customers decreasing orders; 3) various other fluctuations netting to a decrease of approximately $3,000; 4) decreased sales of the L260 Changemaker Jar division by approximately $1,000 versus the same period a year ago primarily due to one customer decreasing orders; offset by 5) increased sales of the L278/L212 Mini Mash division by approximately $77,000 versus the same period a year ago primarily due to two customers increasing orders; and 6) increased sales of the Cherry Mash Merchandiser division by approximately $1,000 versus the same period a year ago primarily due to the net impact of two customers increasing orders and two customers decreasing orders.

The slight decrease in gross sales of Seasonal Candy of $5,550 for the nine months ended March 31, 2015 over the same period ended March 31, 2014, is primarily due to the net effect of the following: 1) decreased sales in the bulk seasonal division by approximately $22,000 versus the same period a year ago primarily due to decreased orders from three customers; 2) decreased sales in the clamshell seasonal division by approximately $1,000 versus the same period a year ago primarily due to decreased orders from one customer; offset by 3) increased sales in the generic seasonal product division by approximately $17,000 due to increased orders from one customer along with the introduction of new packaging.

COST OF SALES

The cost of sales decreased $16,200 to $356,567 or 79% of related revenues for the three months ended March 31, 2015, compared to $372,767 or 81% of related revenues for the three months ended March 31, 2014.

The 4% decrease in cost of sales of $16,200 is primarily due to the 2% decrease in net sales and a 3% decrease in the raw material costs of peanuts compared to the same period ended March 31, 2014.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF SALES (CONTINUED)

The cost of sales decreased $51,674 to $1,917,694 or 70% of related revenues for the nine months ended March 31, 2015, compared to $1,969,368 or 71% of related revenues for the nine months ended March 31, 2014.

The 3% decrease in cost of sales of $51,674 is primarily due to the 2% decrease in net sales net of a 5% increase in the raw material costs of peanuts compared to the same period ended March 31, 2014.

Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2015 increased $4,616 to $74,670, which is 17% of sales, compared to $70,054 or 15% of sales for the three months ended March 31, 2014.

The increase of $4,616 in selling expenses for the three months ended March 31, 2015 is primarily due to higher premium promotions expense and higher depreciation expense. Premium promotions, which are paid to customers for various marketing reasons, increased $2,314 to $3,694 for this period from $1,380 for the three months ended March 31, 2014. Depreciation expense increased $2,069 to $10,444 for this period from $8,375 for the three months ended March 31, 2014 primarily due to purchases of property and equipment of $28,767 during the year ended June 30, 2014 combined with the purchases of property and equipment of $54,001 during the nine months ended March 31, 2015.

Selling expenses for the nine months ended March 31, 2015 increased $10,983 to $339,074, which is 12% of sales, compared to $328,091 or 12% of sales for the nine months ended March 31, 2014.

The increase of $10,983 in selling expenses for the nine months ended March 31, 2015 is primarily due to higher depreciation expense and higher sales salaries expense. Depreciation expense increased $6,864 to $31,990 for this period from $25,126 for the nine months ended March 31, 2014 primarily due to purchases of property and equipment of $28,767 during the year ended June 30, 2014 combined with the purchases of property and equipment of $54,001 during the nine months ended March 31, 2015. Sales salaries expense increased $4,979 to $83,918 for this period from $78,939 for the nine months ended March 31, 2014 primarily due to salary rate adjustments.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2015 decreased $24,926 to $83,890 and decreased to 19% of sales, compared to $108,816 or 24% of sales for the three months ended March 31, 2014. The decrease of $24,926 in general and administrative expense is primarily because of lower professional fees expense and lower insurance expense offset by various other fluctuations netting to an increase of approximately $2,000. Professional fees expense decreased $13,380 to $11,894 for this period from $25,274 for the three months ended March 31, 2014 primarily due to decreased legal costs. Insurance expense decreased $13,757 to $29,806 for this period from $43,563 for the three months ended March 31, 2014 primarily due to a few employees declining health insurance coverage.

General and administrative expenses for the nine months ended March 31, 2015 decreased $46,593 to $295,724 or 11% of sales, compared to $342,317 or 12% of sales for the nine months ended March 31, 2014. The decrease of $46,593 in general and administrative expense is primarily because of lower professional fees expense, lower insurance expense offset by various other fluctuations netting to an increase of approximately $5,000. Professional fees expense decreased $31,816 to $79,124 for this period from $110,940 for the nine months ended March 31, 2014 primarily due to decreased legal costs. Insurance expense decreased $20,074 to $98,104 for this period from $118,178 for the nine months ended March 31, 2014 primarily due to a few employees declining health insurance coverage.

OTHER INCOME (EXPENSE)

Other income and (expense) increased by $339 for the three months ended March 31, 2015 to $501, compared to $162 for the three months ended March 31, 2014 primarily due to a decrease of $315 in interest expense.

Other income and (expense) increased by $11,632 for the nine months ended March 31, 2015 to $10,989, compared to $(643) for the nine months ended March 31, 2014 primarily due to a decrease of $1,500 in interest expense, a freight claim of approximately $4,000 and a refund of approximately $7,000 from a customer related to an underpayment written off during the year ending June 30, 2014.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded an income tax benefit for the three months ended March 31, 2015 of $18,397 as compared to a tax benefit of $31,412 for the three months ended March 31, 2014. The Company recorded an income tax expense for the nine months ended March 31, 2015 of $76,579 as compared to an income tax expense of $46,387 for the nine months ended March 31, 2014. The net income tax expense recorded for the nine months ended March 31, 2015 is primarily due to recognizing income taxes related to current profitable operations.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2015 of $34,803, compared to a net loss of $57,951 for the three months ended March 31, 2014. This change in earnings of $23,148 is explained previously in this filing. The Company reported net income for the nine months ended March 31, 2015 of $142,437, compared to net income of $89,018 for the nine months ended March 31, 2014. This change in earnings of $53,419 is explained previously in this filing.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Nine Months Ended
	March 31
	2015	2014

Net cash provided by operating activities	$218,056	$391,421
Net cash used in investing activities	$(54,001)	$(27,439)
Net cash used in financing activities	$(21,317)	$(56,191)

Management has made commitments of approximately $54,000 to purchase equipment to be used in the manufacturing process before the end of fiscal 2015. The $54,001 of cash used in investing activities is the purchase of equipment used during the manufacturing process and two vehicles. The $218,056 of cash provided by operating activities is fully detailed in the condensed consolidated statement of cash flows on page seven. The $21,317 of cash used in financing activities is the principal payments on equipment and vehicle loans. At March 31, 2015, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

a.	None.

b.	The total cumulative preferred stock dividends contingency at March 31, 2015 is $7,788,716.

ITEM 4.        MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5.        OTHER INFORMATION

a.	None.

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.          EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
The following financial statements for the quarter ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Income for the Nine Months Ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary (Registrant)

May 8, 2015	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President and Treasurer

