Form 10-K
period 2015-06-30
CHASE GENERAL CORP
filed 2015-09-22
CIK 15357

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2015

☐        Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from              to

Commission File Number: 2-5916

Chase General Corporation
(Exact name of registrant as specified in its charter)

MISSOURI	36-2667734
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization

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

As of September 21, 2015 there were 969,834 shares of Common Stock, $1.00 par value, outstanding.

Chase General Corporation AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

FOR THE YEAR ENDED JUNE 30, 2015

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

PART I

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

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

Principal Products and Methods of Distribution (Continued)

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

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For both the years ended June 30, 2015 and 2014, this division accounted for 61% of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is. sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For both the years ended June 30, 2015 and 2014, this division accounted for 39% of the consolidated sales of Dye Candy Company.

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

FOR THE YEAR ENDED JUNE 30, 2015

Competition and Market Area (Continued)

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

Research and Development

The Company has not developed any new products during the fiscal years ended June 30, 2015 and 2014.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. For each of the years ended June 30, 2015 and 2014, one supplier accounted for 11% of the cost of sales. No other supplier accounted for more than 10% of the Company’s cost of sales in fiscal years 2015 and 2014.

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

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

Employees

As of June 30, 2015, the Company had 21 full time employees. This expands to approximately 31 full time personnel during the busy production months of August through December.

Customers

For the years ended June 30, 2015 and 2014, one customer accounted for 27% and 29%, respectively, of gross sales. As of June 30, 2015 and 2014, that same customer accounted for 8% and 16%, respectively, of trade receivables. For the years ended June 30, 2015 and 2014, another customer and its affiliates accounted for 18% and 21%, respectively, of gross sales. As of June 30, 2015 and 2014, that same customer and its affiliates accounted for 47% and 46%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales in fiscal years 2015 and 2014.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard.

Need for Government Approval of Principal Products or Services

The Company is required to meet the Food and Drug Administration guidelines for proper labeling of its products and for contents of its products.

Reports to Security Holders

The Registrant is not required to send the annual audit report, annual 10-K report and quarterly 10-Q reports to security holders since the stock is not actively traded. These reports are available at the Registrant’s registered office or they are available on-line on the SEC’s EDGAR website.

Item 1A     RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B     UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2015.

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

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

Chase General Office and Dye Candy Company Operating Plant - This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity owned by the Vice-President and Director of the Company and his spouse. The annual rental expense of this facility was $78,000 for each year ended June 30, 2015 and 2014.

The net book value of our premises, land and office, and production equipment totaled $360,763 and $303,045 at June 30, 2015 and 2014, respectively.

We believe both facilities are adequately covered by insurance.

Item 3        LEGAL PROCEEDINGS

None.

Item 4        MINE SAFETY DISCLOSURES

Not applicable.

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 21, 2015, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

FOR THE YEAR ENDED JUNE 30, 2015

Item 7        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that plan for or anticipate the future. Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” and the like. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements are made. These expectations, assumptions and uncertainties include: the Company’s expectation of heavier demand on working capital in the fall and winter months in anticipation of August through December sales; our belief that the Company has stabilized its customer base; will continue its efforts to expand the existing market area and increase sales to customers; and maintain tight control of all expenditures.

Overview

During fiscal year ended 2015, the Company’s net sales were $3,223,939, as compared to net sales of $3,243,951 for fiscal year ended June 30, 2014. This 1% decrease in volume combined with a 1% increase in cost of sales and a 10% decrease in operating expenses resulted in increased profitability during the year, as reflected in the income from operations of $190,390 for fiscal year 2015 compared to $157,330 for fiscal year 2014. Working capital increased $110,936 to $732,063 for the current year from $621,127 for the fiscal year 2014 due primarily to an increase in trade receivables, increase in inventories, decreases in accrued expenses, and decreases in current maturities of notes payable offset by decreases in cash, decreases in prepaid expenses, increases in accounts payable, and increases in income taxes payable.

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

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

Critical Accounting Policies and Estimates (Continued)

General (Continued)

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

There have been no other events that have occurred subsequent to June 30, 2015, through the date of filing this form, that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended June 30, 2015.

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

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

Results of Operations

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of income for each of the fiscal years ended June 30, 2015 and 2014, respectively:

	2015	2014
Net Sales	100.00%	100.00%
Cost of Sales	70.34	68.98
Gross Profit on Sales	29.66	31.02
Selling Expense	13.15	12.27
General and Administrative Expense	11.43	13.89
(Gain) Loss on Sale of Equipment	(0.82)	-
Income from Operations	5.90	4.86
Other Income (Expense), Net	0.35	(3.09)
Income before Income Taxes	6.25	1.77
Provision for Income Taxes	1.89	0.21
Net Income	4.36	1.56
Preferred Dividends	(3.97)	(3.95)

Income (Loss) Applicable to Common Stockholders	0.39%	(2.39)%

Fiscal Year 2015 Compared to Fiscal Year 2014

Net Sales

During the year ended June 30, 2015, sales, net of returns and allowances, decreased $20,012 or .6% as compared to the year ended June 30, 2014. Gross sales for Chase Candy products decreased $34,292 or 1.7% to $1,972,855 for the year ended June 30, 2015 compared to $2,007,147 for 2014. Gross sales for Seasonal Candy products decreased $10,017 or .8% to $1,286,343 for the year ended June 30, 2015 as compared to $1,296,360 for 2014. The Company’s returns and allowances decreased $23,181 or 33.6% to $45,864 for the year ended June 30, 2015, compared to $69,045 for the year ended June 30, 2014. The Company’s other sales increased $1,116 or 11.8% to $10,605 for the year ended June 30, 2015, compared to $9,489 for the year ended June 30, 2014.

The 1.7% decrease in gross sales of Chase Candy of $34,292 for the year ended June 30, 2015 over the same period ended June 30, 2014, is primarily due to the net effect of some customers decreasing orders slightly offset by other customers increasing orders. Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. While sales did fluctuate slightly due to changes in volume and an average 9.5% price increase during the year ended June 30, 2015 over the same period ended June 30, 2014 inside those divisions, the divisions of Chase Candy remained unchanged. While there were changes in the mix of products sold, there were no major changes in the types of customers in the divisions of Chase Candy.

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

Fiscal Year 2015 Compared to Fiscal Year 2014 (Continued)

Net Sales (Continued)

The .8% decrease in gross sales of Seasonal Candy of $10,017 for the year ended June 30, 2015 over the same period ended June 30, 2014, is primarily due to the net effect of some customers decreasing orders slightly offset by other customers increasing orders. Sales for Chase Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. While sales did fluctuate slightly due to changes in volume and an average 2.8% price increase during the year ended June 30, 2015 over the same period ended June 30, 2014 inside those divisions, the divisions of Seasonal Candy remained unchanged. While there were changes in the mix of products sold, there were no major changes in the types of customers in the divisions of Seasonal Candy.

Cost of Sales

Cost of sales for the year ended June 30, 2015, as compared to the year ended June 30, 2014, increased by 1.3%. The cost of sales increased $29,945 to $2,267,783 while increasing to 70.3% of net sales for the year ended June 30, 2015, compared to $2,237,838 or 69.0% of net sales for the year ended June 30, 2014.

The 1.3% increase in cost of sales of $29,945 is primarily due increased labor costs, a 5% increase in the raw materials cost of peanuts compared to the same period ended June 30, 2014 offset by an decrease of .6% of net sales. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

Labor costs, including wages, vacation pay and payroll taxes of $504,973 for the year ended June 30, 2015, increased 15.2% or $66,492 as compared to $438,481 for the period ended 2014 primarily due to increased production wages due to increased hours, bonuses, and pay rates compared to the same period ended June 30, 2014.

Freight expense, including shipping and handling costs on goods shipped of $187,778 for the year ended June 30, 2015, increased 6.7% or $11,792 as compared to $175,986 for the period ended 2014 due primarily to an increase in fuel costs and an increase in refrigeration costs due to weather conditions.

Gross Profit on Sales

The gross profit decreased 5.0% or $49,957 to $956,156 decreasing to 29.7% of related net sales for the year ended June 30, 2015, as compared to $1,006,113 or 31.0% of related net sales for the year ended June 30, 2014, as a result of the overall decrease in net sales and increase in cost of sales described above.

Finished goods inventory as of June 30, 2015 of $377,853 increased $119,127 or 46.0% from the June 30, 2014 finished goods inventory of $258,726. Raw materials inventory as of June 30, 2015 of $90,506 increased $10,418 or 13.0% from the June 30, 2014 raw materials inventory of $80,088. Packaging materials inventory as of June 30, 2015 of $130,726 decreased $14,320 or 9.9% from June 30, 2014 packaging materials inventory of $145,046. Goods in process inventory as of June 30, 2015 of $13,815 increased $1,865 or 15.6% from the June 30, 2014 goods in process inventory of $11,950. Inventory levels vary based primarily on sales and purchases.

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

Fiscal Year 2015 Compared to Fiscal Year 2014 (Continued)

Selling Expenses

Selling expenses for the year ended June 30, 2015 increased $25,675 to $423,802, which is 13.2% of net sales, compared to $398,127 or 12.3% of net sales for the year June 30, 2014. This increase is primarily due to higher premium promotions and higher depreciation expense. Premium promotions, which are paid to customers for various marketing reasons, increased $10,336 to $72,744 for the year ended June 30, 2015, as compared to $62,408 for the year ended June 30, 2014. Depreciation expense increased $7,041 to $40,542 for the year ended June 30, 2015, as compared to $33,501 for the year ended June 30, 2014 primarily due to purchases of property and equipment of $28,767 during the year ended June 30, 2014 combined with the purchases of property and equipment of $108,798 during the year ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2015 decreased $82,097 to $368,466, which is 11.4% of net sales, compared to $450,563 or 13.9% of net sales for the year ended June 30, 2014. The decrease is primarily due to a decrease in professional fees and a decrease in insurance expense. Professional fees decreased $56,631 to $89,931 for the year ended June 30, 2015, as compared to $146,562 for the year ended June 30, 2014 primarily due to a decrease in legal fees as there was very little activity in the year ended June 30, 2015 for a lawsuit settled on June 30, 2014. Insurance expense decreased $29,545 to $122,264 for the year ended June 30, 2015, as compared to $151,809 for the year ended June 30, 2014 primarily due to a few employees declining health insurance coverage.

Income from Operations

Income from operations for the year ended June 30, 2015 was 5.9% of net sales, as compared to 4.9% of net sales for the year ended June 30, 2014 for the reasons previously described.

Other Income (Expense)

Other income (expense), net, reflects net income of $11,368 for the year ended June 30, 2015, as compared to net expense of $(100,386) for the year ended June 30, 2014. This increase of $111,754 in other income (expense) was primarily due to a legal settlement in the amount of $100,000 incurred during the year ended June 30, 2014.

Income before Income Taxes

Income before income taxes was $201,758 for the year ended June 30, 2015, as compared to $56,944 for the year ended June 30, 2014. The reasons for the increase of $144,814 have been previously discussed.

Provision for Income Taxes

The Company recorded income tax expense for the year ended June 30, 2015 of $60,849 as compared to an income tax expense of $6,676 for the year ended June 30, 2014. The income tax expense for the year ended June 30, 2015 is a result of operations previously discussed.

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

Fiscal Year 2015 Compared to Fiscal Year 2014 (Continued)

Net Income

Net income for the year ended June 30, 2015 was $140,919, compared to net income for the year ended June 30, 2014 of $50,268. This increase of $90,641 is the result of those items previously discussed.

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	2015	2014
Net Cash Provided by Operating Activities	$55,681	$230,410
Net Cash Used in Investing Activities	$(108,798)	$(28,767)
Net Cash Used in Financing Activities	$(25,114)	$(67,772)

Operating Activities

The positive cash flow of $55,681 generated from operations is a result of small fluctuations in net sales, decreases in operating expenses and the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. During the year ended June 30, 2015, sales, net of returns and allowances, decreased $20,012 or .6% as compared to the year ended June 30, 2014. Total inventory as of June 30, 2015 of $601,896 increased $106,086 or 21.4% from the June 30, 2014 total inventory of $495,810. The timing of inventory purchases and collections from customers impact cash flow generated from operations.

Investing Activities

Machinery and equipment cash purchases of $108,798 and $28,767 were made during the years ended June 30, 2015 and 2014, respectively. Depending on results of operations and cash flows, the Company has plans to replace two cookers at an anticipated cost of $40,000 in the next several years, with no set target date.

Financing Activities

The Company borrowed $265,000 and $290,000, respectively, on its line-of-credit during the fall of 2014 (fiscal 2015) and 2013 (fiscal 2014) busy seasons. Payments of $265,000 and $290,000, respectively, were paid for years ended June 30, 2015 and 2014. The Company entered into a $350,000 line-of-credit agreement expiring on January 3, 2016, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

Loan payments were $25,114 and $67,772 for years ended June 30, 2015 and 2014, respectively.

Overall cash and cash equivalents decreased $78,231 to $84,204 at June 30, 2015 from $162,435 at June 30, 2014.

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

Fiscal Year 2015 Compared to Fiscal Year 2014 (Continued)

Liquidity and Sources of Capital (Continued)

Financing Activities (Continued)

At June 30, 2015, the Company’s accumulated deficit was $5,497,402, compared to an accumulated deficit of $5,638,311 as of June 30, 2014. Working capital as of June 30, 2015 increased $110,936 to $732,063 from $621,127 as of June 30, 2014.

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

Item 8        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 16 through 32 of this Form 10-K.

Chase General Corporation AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

TABLE OF CONTENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Kansas City, Missouri

September 22, 2015

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$84,204	$162,435
Trade Receivables, Net of Allowance for Doubtful Accounts of $16,296 and $16,508, Respectively	187,607	178,686
Inventories:
Finished Goods	377,853	258,726
Goods in Process	13,815	11,950
Raw Materials	90,506	80,088
Packaging Materials	130,726	145,046
Prepaid Expenses	5,689	12,233
Deferred Income Taxes	7,288	7,047
Total Current Assets	897,688	856,211

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	807,325	739,962
Trucks and Autos	198,845	188,594
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,222,104	1,144,490
Less Accumulated Depreciation	861,341	841,445
Total Property and Equipment, Net	360,763	303,045

Total Assets	$1,258,451	$1,159,256

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
JUNE 30, 2015 AND 2014

	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$111,944	$51,947
Current Maturities of Notes Payable	8,297	21,537
Accrued Expenses	17,966	139,098
Income Taxes Payable	26,119	21,203
Deferred Income	1,299	1,299
Total Current Liabilities	165,625	235,084

LONG-TERM LIABILITIES
Deferred Income	11,362	12,661
Notes Payable, Less Current Maturities	14,004	4,650
Deferred Income Taxes	98,866	79,176
Total Long-Term Liabilities	124,232	96,487

Total Liabilities	289,857	331,571

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,220,000 and $2,190,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,175,000 and $2,145,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,019,197 and $4,960,664, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $817,977 and $808,438, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,497,402)	(5,638,311)
Total Stockholders’ Equity	968,594	827,685

Total Liabilities and Stockholders’ Equity	$1,258,451	$1,159,256

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014
NET SALES	$3,223,939	$3,243,951

COST OF SALES	2,267,783	2,237,838
Gross Profit on Sales	956,156	1,006,113

OPERATING EXPENSES
Selling	423,802	398,127
General and Administrative	368,466	450,563
(Gain) Loss on Sale of Equipment	(26,502)	93
Total Operating Expenses	765,766	848,783

Income from Operations	190,390	157,330

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	13,592	(96,513)
Interest Expense	(2,224)	(3,873)
Total Other Income (Expense), Net	11,368	(100,386)

Net Income before Income Taxes	201,758	56,944

PROVISION FOR INCOME TAXES	60,849	6,676

NET INCOME	$140,909	$50,268

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
- BASIC	$0.01	$(0.08)
- DILUTED	$0.01	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2015 AND 2014

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JUNE 30, 2013	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,688,579)	$777,417

Net income	-	-	-	-	-	-	50,268	50,268

BALANCE, JUNE 30, 2014	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,638,311)	827,685

Net income	-	-	-	-	-	-	140,909	140,909

BALANCE, JUNE 30, 2015	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,497,402)	$968,594

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from Customers	$3,215,018	$3,231,850
Deferred Income	1,299	1,299
Cost of Sales, Selling, General and Administrative Expenses Paid	(3,121,928)	(2,994,761)
Interest Paid	(2,224)	(3,873)
Income Taxes Paid	(36,484)	(4,105)
Net Cash Provided by Operating Activities	55,681	230,410

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(108,798)	(28,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	265,000	290,000
Principal Payments on Line-of-Credit	(265,000)	(290,000)
Principal Payments on Notes Payable	(25,114)	(67,772)
Net Cash Used by Financing Activities	(25,114)	(67,772)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,231)	133,871

Cash and Cash Equivalents, Beginning of Year	162,435	28,564

CASH AND CASH EQUIVALENTS, END OF YEAR	$84,204	$162,435

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Income	$140,909	$50,268
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	98,810	87,454
Allowance for Bad Debts	(412)	1,713
Deferred Income Amortization	(1,299)	(1,299)
Deferred Income Taxes	19,449	(14,981)
(Gain) Loss on Sale of Equipment	(26,502)	93
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(8,509)	(13,814)
Inventories	(117,090)	13,322
Prepaid Expenses	6,544	(6,819)
Accounts Payable	59,997	(14,651)
Accrued Expenses	(121,132)	111,632
Income Taxes Payable	4,916	17,492

NET CASH PROVIDED BY OPERATING ACTIVITIES	$55,681	$230,410

The accompanying notes are an integral part of the consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2015 and 2014 was $187,778 and $175,986, respectively.

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
useful life or the
lease term

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) 740, Income Taxes. As of June 30, 2015 and 2014, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2015 and 2014.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common Share (Continued)

The following table details out the contingently issuable shares as for 2015 and 2014. For 2014, the contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

	2015	2014
Shares Issuable Upon Conversion of Series A
Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B
Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A
Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B
Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

Advertising Expense

Advertising is expensed when incurred. Advertising expense was $13,791 and $8,545 for the years ended June 30, 2015 and 2014, respectively.

NOTE 2	FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2015 and 2014, deferred revenue of $1,299 was amortized into income for each year.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	NOTES PAYABLE

The Company’s long-term debt at June 30, 2015 and 2014 consists of:

Payee	Terms	2015	2014
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2016, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	19,151	-

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	3,150	10,850

Nodaway Valley Bank	$3,192, including interest of 5.75%; final payment due June 2015, secured by equipment; paid in full in December 2014.	-	12,547

Toyota Financial Services	$305 monthly payments including interest of 2.9% due March 2015, secured by a vehicle; paid in full in December 2014	-	2,790

	Total	22,301	26,187
	Less current portion	8,297	21,537
	Long-term portion	$14,004	$4,650

Future minimum payments are:
	2016	$8,297
	2017	5,298
	2018	5,454
	2019	3,252
	Total	$22,301

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2015 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of
Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2015 and 2014 totaled $7,820,734 and $7,692,662, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2015 and 2014:

	2015	2014
6% Convertible
Series A	$16.95	$16.65
Series B	$16.50	$16.20
5% Convertible
Series A	$65.75	$64.75
Series B	$65.75	$64.75

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INCOME TAX

The income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the fiscal years ended 2012, 2013, and 2014 are subject to examination by the IRS taxing authority.

The sources of deferred income tax assets and liability at June 30, 2015 and 2014 are as follows:

	2015	2014
Deferred Income Tax Assets:
Inventories	$1,075	$753
Trade Receivables	6,213	6,294
Deferred Income	4,828	5,323
Total Deferred Income Tax Assets	12,116	12,370

Deferred Income Tax Liability:
Property and Equipment	(103,694)	(84,499)
NET DEFERRED INCOME TAX LIABILITY	$(91,578)	$(72,129)

The net deferred income tax asset (liability) is presented in the accompanying June 30, 2015 and 2014 consolidated balance sheets as follows:

	2015	2014
Current Deferred Income Tax Asset	$7,288	$7,047
Noncurrent Deferred Income Tax Liability	(98,866)	(79,176)
NET DEFERRED INCOME TAX LIABILITY	$(91,578)	$(72,129)

The provision (credit) for income taxes for the years ended June 30, 2015 and 2014 consists of the following:

	2015	2014
Current Income Tax Expense	$41,400	$21,657
Deferred Income Tax Expense (Credit)	19,449	(14,981)
	$60,849	$6,676

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	INCOME TAX (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2015 and 2014 due to the following:

	2015	2014
Computed at Federal Statutory Rate of 34%	$68,623	$19,367
Increase (Decrease) in Income Taxes Resulting from:
Statutory Rate Adjustment	(10,129)	(11,750)
Other	(3,681)	(2,902)
State Income Taxes	6,036	1,961
	$60,849	$6,676

NOTE 6	INCOME (LOSS) PER SHARE

The income (loss) per share for the years ended June 30, 2015 and 2014, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	2015	2014
Net Income	$140,909	$50,268

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Income (Loss) - Common Stockholders	$12,837	$(77,804)

	2015	2014
Weighted Average of Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$0.01	$(0.08)

Diluted Earnings (Loss) per Share	$0.01	$(0.08)

Contingently issuable shares were not included in the 2014 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2015	2014
Cash Paid for:
Interest	$2,224	$3,873
Income Taxes	36,484	4,105
Non-Cash Transactions:
Financing of New Vehicles	21,228	-

NOTE 8	COMMITMENTS AND CONTINGENCIES

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity owned by the Vice-President and Director of the Company and his spouse. The lease term is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2015 and 2014. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30:
2016	$78,000
2017	78,000
2018	78,000
2019	78,000
2020	78,000
Thereafter	370,500
$760,500

As of June 30, 2015, the Company had raw materials purchase commitments with five vendors totaling approximately $265,150.

NOTE 9	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2015, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2015 and 2014, two customers accounted for 46% of the gross sales. As of June 30, 2015 and 2014, two customers accounted for 55% and 62%, respectively, of trade receivables.

NOTE 11	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued new accounting guidance for the recognition of revenue from contracts with customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company’s fiscal year 2019, and early adoption is not permitted. The Company is evaluating the effect the new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

NOTE 12	SUBSEQUENT EVENTS

On July 13, 2015, the Company purchased a heating and cooling unit for approximately $10,511.

The Company monitors significant events occurring after June 30, 2015 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2015, the Company’s internal control over financial reporting was effective.

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

None

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	70	1980 to Present	One Year
Brett A. Yantis	47	January 21, 1999 to Present	One Year
Brian A. Yantis	67	July 16, 1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	70	36	Until Successor Elected
Brett A. Yantis	47	13	Until Successor Elected
Brian A. Yantis	67	23	Until Successor Elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for thirty-six years, twelve years as Vice-President and twenty-four years as President. He has been on the board of directors for thirty-six years and has been associated with the candy business for forty years.

Brett A. Yantis was elected to the position of Director during the year ending June 30, 1999. Brett was elected Vice-President in January 2003. Brett has been associated with the Company for twenty-one years.

Brian A. Yantis, Secretary has been an officer of the Company since May 1992. Until retiring in 2011, he had been associated with the insurance business for thirty-seven years and was a Vice-President of Aon Risk Services in Chicago, Illinois for twenty-two years.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE (CONTINUED)

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

(b)   Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year End	Salary	Bonus	Other Annual Compensation	Restricted Stock Award (s)	Option SARs (#)	LTIP Payouts	All Other Compensation
Barry M. Yantis	1) 06-30-15	$133,650	$19,000	$2,040	-	-	-	-
Barry M. Yantis	1) 06-30-14	$132,000	$4,000	$2,240	-	-	-	-
Barry M. Yantis	1) 06-30-13	$132,000	$26,000	$3,500	-	-	-	-

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)   Option/SAR grants table

Not applicable

(d)   Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

ITEM 11	EXECUTIVE COMPENSATION (CONTINUED)

(e)   Long-term incentive plan awards table

Not applicable

(f)   Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings. During the fiscal year 2015 and 2014, $0 and $1,067, respectively, of travel expenses were reimbursed to board member Brian A. Yantis.

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

CHASE GENERAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2015

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS

	Title of Class	Name and Address	Amounts and Nature of Beneficial Ownership		% of Class
(a)	Security Ownership of Certain Beneficial Owners Common; Par Value $1 per Share	Barry Yantis, CEO & Director 5605 Osage Drive St. Joseph, MO 64503	194,385	(1)	16.90%	(2)

		Brian Yantis, Officer & Director 1210 E. Clarendon Arlington Heights, IL 60004	97,192	(1)	8.40%	(2)

(b)	Security Ownership of Management Common; Par Value $1 per Share	Two Directors and CEO as a Group	110,856		11.40%

	Prior Cumulative Preferred, $5 Par Value: Series A, 6% Convertible	Two Directors and CEO as a Group	21,533		21.50%

	Prior Cumulative Preferred, $5 Par Value: Series B, 6% Convertible	Two Directors and CEO as a Group	21,533		21.50%

	Cumulative Preferred, $20 Par Value: Series A, $5 Convertible	Two Directors and CEO as a Group	3,017		5.20%

	Cumulative Preferred, $20 Par Value: Series B, $5 Convertible	Two Directors and CEO as a Group	630		6.60%

	(1)	Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

	(2)	Reflects the percentage assuming the preferred shares above were converted into common stock.

(c)	No Known Change of Control is Anticipated

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

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

(b)	Certain business relationships
Not applicable

(c)	Indebtedness of management
Not applicable

(d)	Transactions with promoters
Not applicable

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2015 and 2014:

	2015	2014
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$57,824	$60,577
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2015

PART IV

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Consolidated Financial Statements:	Page

	Index to Consolidated Financial Statements	16

	Consolidated Balance Sheets	18 - 19

	Consolidated Statements of Income	20

	Consolidated Statements of Stockholders’ Equity	21

	Consolidated Statements of Cash Flows	22

	Notes to Consolidated Financial Statements	23 - 32

2.	Consolidated Financial Statement Schedules:

	None

3.	Exhibits:

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

FOR THE YEAR ENDED JUNE 30, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date: September 22, 2015	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 22, 2015
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brett Yantis		September 22, 2015
Brett Yantis	Vice-President and Director

/s/ Brian A. Yantis		September 22, 2015
Brian A. Yantis	Secretary and Director

