Form 10-Q
period 2015-09-30
CHASE GENERAL CORP
filed 2015-11-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 11, 2015, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

quarterly report on form 10-q

table of contents

for the three months ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2015	2015
	(Unaudited)

CURRENT ASSETS
Cash and Cash Equivalents	$29,912	$84,204
Trade Receivables, Net of Allowance for Doubtful Accounts of $16,596 and $16,296, Respectively	699,168	187,607
Inventories:
Finished Goods	290,334	377,853
Goods in Process	10,959	13,815
Raw Materials	104,216	90,506
Packaging Materials	165,137	130,726
Prepaid Expenses	41,391	5,689
Deferred Income Taxes	7,077	7,288
Total Current Assets	1,348,194	897,688

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	817,836	807,325
Trucks and Autos	212,100	198,845
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,245,870	1,222,104
Less Accumulated Depreciation	845,543	861,341
Total Property and Equipment, Net	400,327	360,763

Total Assets	$1,748,521	$1,258,451

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2015	2015
	(Unaudited)

CURRENT LIABILITIES
Accounts Payable	$333,751	$111,944
Current Maturities of Notes Payable	235,749	8,297
Accrued Expenses	47,942	17,966
Income Taxes Payable	8,691	26,119
Deferred Income	1,299	1,299
Total Current Liabilities	627,432	165,625

LONG-TERM LIABILITIES
Deferred Income	11,038	11,362
Notes Payable, Less Current Maturities	49,811	14,004
Deferred Income Taxes	95,392	98,866
Total Long-Term Liabilities	156,241	124,232

Total Liabilities	783,673	289,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,227,500 and $2,220,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,182,500 and $2,175,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,033,830 and $5,019,197, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $820,362 and $817,977, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,501,148)	(5,497,402)
Total Stockholders' Equity	964,848	968,594

Total Liabilities and Stockholders' Equity	$1,748,521	$1,258,451

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30
	2015	2014
NET SALES	$1,063,103	$991,908

COST OF SALES	843,383	715,070
Gross Profit on Sales	219,720	276,838

OPERATING EXPENSES
Selling	122,776	114,641
General and Administrative	115,051	121,381
Gain on Sale of Equipment	(12,374)	-
Total Operating Expenses	225,453	236,022

Income (Loss) from Operations	(5,733)	40,816

OTHER INCOME (EXPENSE)
Miscellaneous Income	378	12,022
Interest Expense	(271)	(887)
Total Other Income (Expense), Net	107	11,135

Income (Loss) before Income Taxes	(5,626)	51,951

PROVISION (BENEFIT) FOR INCOME TAXES	(1,880)	17,250

NET INCOME (LOSS)	$(3,746)	$34,701

NET LOSS PER SHARE OF COMMON STOCK
Basic	$(0.04)	$0.00

Diluted	$(0.04)	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,746)	$34,701
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities:
Depreciation and Amortization	29,574	21,814
Allowance for Bad Debts	300	300
Deferred Income Amortization	(324)	(324)
Deferred Income Taxes	(3,263)	(7,405)
(Gain) on Sale of Equipment	(12,374)	-
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(511,861)	(508,492)
Inventories	42,254	(11,934)
Prepaid Expenses	(35,702)	(1,450)
Accounts Payable	221,807	288,401
Accrued Expenses	29,976	(96,871)
Income Taxes Payable	(17,428)	8,722
Net Cash Used by Operating Activities	(260,787)	(272,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(14,082)	(11,386)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	225,000	135,000
Principal Payments on Notes Payable	(4,423)	(11,705)
Net Cash Provided by Financing Activities	220,577	123,295

NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,292)	(160,629)

Cash and Cash Equivalents - Beginning of Period	84,204	162,435

CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,912	$1,806

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2015 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2015 and for the three months ended September 30, 2014 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three months ended September 30, 2015 and cash flows for the three months ended September 30, 2015 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to September 30, 2015, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2015.

NOTE 2	EARNINGS PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period.

	Three Months Ended
	September 30
	2015	2014
Net Income (Loss)	$(3,746)	$34,701

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Income (Loss) - Common Stockholders	$(35,764)	$2,683

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS PER SHARE (CONTINUED)

Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended
	September 30
	2015	2014
Weighted Average Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$(0.04)	$0.00

Diluted Earnings (Loss) per Share	$(0.04)	$0.00

The contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share. Cumulative Preferred Stock dividends in arrears at September 30, 2015 and 2014 totaled $7,852,752 and $7,724,680, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30
	2015	2014
6% Convertible
Series A	$17	$17
Series B	17	16
5% Convertible
Series A	$66	$65
Series B	66	65

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

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2015	2015
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 3, 2016, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$225,000	$-

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	17,878	19,151

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2020, secured by a vehicle.	42,682	-

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	-	3,150

	Total	285,560	22,301
	Less Current Portion	235,749	8,297
	Long-Term Portion	$49,811	$14,004

Future minimum payments for the twelve months ending September 30 are:

2016	$235,749
2017	11,796
2018	12,340
2019	9,123
2020	7,694
Thereafter	8,858
Total	$285,560

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at September 30, 2015. The Company has no material tax positions at September 30, 2015 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company’s federal income tax returns for the fiscal years ended 2013, 2014 and 2015 are subject to examination by the IRS taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30
	2015	2014
Cash Paid for:
Interest	$136	$887

Income Taxes	$27,700	$15,933

Noncash Transactions:
Financing of New Vehicles	$42,682	$-

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended
	September 30
	2015	2014
Net Sales	100%	100%
Cost of Sales	79	72
Gross Profit on Sales	21	28
Operating Expenses	21	24
Income (Loss) from Operations	(1)	4
Other Income (Expense), Net	0	1
Income (Loss) before Income Taxes	(1)	5
Provision (Benefit) for Income Taxes	(0)	2
Net Income (Loss)	-	3%

Chase General Corporation and Subsidiary

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET SALES

Net sales increased $71,195 or 7% for the three months ended September 30, 2015 to $1,063,103 compared to $991,908 for the three months ended September 30, 2014. Gross sales for Seasonal Candy increased $72,404 to $580,028 for the three months ended September 30, 2015, compared to $507,624 for 2014. Gross sales for Chase Candy decreased $95 to $491,985 for the three months ended September 30, 2015, compared to $492,080 for 2014. Sales returns and allowances for the Company increased $926 to $9,636 for the three months ended September 30, 2015, compared to $8,710 for 2014.

The 14% increase in gross sales of Seasonal Candy of $72,404 for the three months ended September 30, 2015 over the same period ended September 30, 2014, is primarily due to the following: 1) increased volume from various customers in the clamshell seasonal division totaling approximately $15,000 versus the same period a year ago primarily due to earlier shipments; 2) increased orders from various customers in the generic seasonal division netting approximately $45,000 versus the same period a year ago primarily due to new customers; and 3) increased orders in the bulk seasonal division totaling approximately $12,000 due to increased sales to existing customers.

The .02% decrease in gross sales of Chase Candy of $95 for the three months ended September 30, 2015 over the same period ended September 30, 2014, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $25,000 versus the same period a year ago primarily due to earlier shipments; 2) other fluctuations netting to a decrease of approximately $5,900; offset by 3) increased sales of the L212 Mini Mash division by approximately $20,000 versus the same period a year ago due to one customer increasing their orders and 4) increased sales of L100, L200, SK436, and SK2100 Cherry Mash Merchandisers division by approximately $11,000 versus the same period a year ago due to increased orders from existing customers.

COST OF SALES

The cost of sales increased $128,313 to $843,383, or 79% of related sales for the three months ended September 30, 2015 compared to $715,070, or 72% of related sales for the three months ended September 30, 2014.

The 18% increase in cost of sales of $128,313 is primarily due to the 7% increase in net sales of $71,195, a 10% increase in the raw material cost of peanuts, and a 1% increase in the raw material cost of sugar. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

Chase General Corporation and Subsidiary

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2015 increased $8,135 to $122,776, which is 12% of sales, compared to $114,641 or 12% of sales for the three months ended September 30, 2014.

The increase of $8,135 in selling expenses for the three months ended September 30, 2015 is primarily due to higher truck and automobile depreciation expense and higher commissions expense for the period. Truck and automobile depreciation expense increased $3,887 to $13,081 for this period from $9,638 for the three months ended September 30, 2014. Commission expense increased $2,478 to $41,585 for this period from $39,107 for the three months ended September 30, 2014 primarily due to an increase in net sales and to a change in the mix of net sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2015 decreased $6,330 to $115,051 and decreased to 11% of sales, compared to $121,381 or 12% of sales for the three months ended September 30, 2014. The decreased costs are primarily because of a decrease in insurance expense. Insurance expense decreased $10,536 to $22,357 for this period from $32,893 for the three months ended September 30, 2015 due to a few employees declining health insurance coverage.

OTHER INCOME (EXPENSE)

Other income and (expense) decreased by $11,028 for the three months ended September 30, 2015 to $107, compared to $11,135 for the three months ended September 30, 2014 primarily due to a decrease in interest expense of $614, a freight claim of approximately $4,000 and a refund of approximately $7,000 from a customer related to a underpayment written off during the year ended June 30, 2014.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded a provision for income tax benefit for the three months ended September 30, 2015 of $1,880 as compared to tax expense of $17,250 for the three months ended September 30, 2014. The income tax benefit recorded for the three months ended September 30, 2015 is primarily due to a decrease in deferred tax liabilities.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended September 30, 2015 of $(19,392), compared to net income of $34,701 for the three months ended September 30, 2014. This decrease of $54,093 is explained above.

Chase General Corporation and Subsidiary

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2015 and 2014, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2015 was $51,410 which is an decrease of $54,093 as compared to the net income for the three months ended September 30, 2014 of $2,683.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal year indicated.

	Three Months Ended
	September 30
	2015	2014
Net Cash Used in Operating Activities	$(260,787)	$(272,538)
Net Cash Used in Investing Activities	(14,082)	(11,386)
Net Cash Provided by Financing Activities	220,577	123,295

Management has no material commitments for capital expenditures during the remainder of fiscal 2016. The $14,082 of cash used in investing activities is the purchase of equipment used during the manufacturing process. The $260,787 of cash used in operating activities is fully detailed in the condensed consolidated statement of cash flows on page four. The $220,577 of cash provided by financing activities is primarily due to the receipt of $225,000 drawn from a line-of-credit, net of principal payments on equipment and vehicle loans. At September 30, 2015, the Company had $125,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements. Management expects that projected cash flows will enable the Company to pay the full balance on the line-of-credit prior to December 31, 2015.

Management believes that the projected cash flow from operations, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.

Management believes that inflation will have only a minimal effect on future operations since such effects will generally be offset by sales price increases, which are not expected to have a significant effect upon demand.

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

Chase General Corporation and Subsidiary

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2015 is $7,852,752.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

Chase General Corporation and Subsidiary

Part II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer and Financial Officer Pursuant to Rules 13A-14(A) and 15D-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 12, 2015	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer