Form 10-Q
period 2015-12-31
CHASE GENERAL CORP
filed 2016-02-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐    No ☒

As of February 11, 2016, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$371,114	$84,204
Trade Receivables, Net of Allowance for Doubtful Accounts of $16,896 and $16,296, Respectively	175,289	187,607
Inventories:
Finished Goods	118,215	377,853
Goods in Process	8,733	13,815
Raw Materials	89,489	90,506
Packaging Materials	172,059	130,726
Prepaid Expenses	38,239	5,689
Deferred Income Taxes	6,727	7,288
Total Current Assets	979,865	897,688

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	817,836	807,325
Trucks and Autos	213,116	198,845
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,246,886	1,222,104
Less Accumulated Depreciation	841,424	861,341
Total Property and Equipment, Net	405,462	360,763

Total Assets	$1,385,327	$1,258,451

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	June 30,
	2015	2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$125,767	$111,944
Current Maturities of Notes Payable	15,107	8,297
Accrued Expenses	14,903	17,966
Income Taxes Payable	20,335	26,119
Deferred Income	1,299	1,299
Total Current Liabilities	177,411	165,625

LONG-TERM LIABILITIES
Deferred Income	10,713	11,362
Notes Payable, Less Current Maturities	63,209	14,004
Deferred Income Taxes	96,462	98,866
Total Long-Term Liabilities	170,384	124,232

Total Liabilities	347,795	289,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,235,000 and $2,220,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,190,000 and $2,175,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,048,464 and $5,019,197, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $822,746 and $817,977, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,428,464)	(5,497,402)
Total Stockholders' Equity	1,037,532	968,594

Total Liabilities and Stockholders' Equity	$1,385,327	$1,258,451

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	December 31
	2015	2014

NET SALES	$1,278,677	$1,291,273

COST OF SALES	920,887	846,057
Gross Profit on Sales	357,790	445,216

OPERATING EXPENSES
Selling	156,957	149,763
General and Administrative	95,236	90,453
Gain on Sale of Equipment	(8,990)	(15,912)
Total Operating Expenses	243,203	224,304

Income from Operations	114,587	220,912

OTHER INCOME (EXPENSE)
Miscellaneous Income	421	422
Interest Expense	(2,741)	(1,069)
Total Other Income (Expense), Net	(2,320)	(647)

Income before Income Taxes	112,267	220,265

PROVISION FOR INCOME TAXES	39,581	77,726

NET INCOME	$72,686	$142,539

NET INCOME PER SHARE OF COMMON STOCK
Basic	$0.04	$0.11

Diluted	$0.02	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended
	December 31
	2015	2014

NET SALES	$2,341,780	$2,283,181

COST OF SALES	1,764,270	1,561,127
Gross Profit on Sales	577,510	722,054

OPERATING EXPENSES
Selling	279,733	264,404
General and Administrative	210,287	211,834
Gain on Sale of Equipment	(21,364)	(15,912)
Total Operating Expenses	468,656	460,326

Income from Operations	108,854	261,728

OTHER INCOME (EXPENSE)
Miscellaneous Income	799	12,444
Interest Expense	(3,014)	(1,956)
Total Other Income (Expense), Net	(2,215)	10,488

Income before Income Taxes	106,639	272,216

PROVISION FOR INCOME TAXES	37,701	94,976

NET INCOME	$68,938	$177,240

NET INCOME PER SHARE OF COMMON STOCK
Basic	$0.01	$0.12

Diluted	$-	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$68,938	$177,240
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	60,968	50,127
Allowance for Bad Debts	600	1,350
Deferred Income Amortization	(649)	(649)
Deferred Income Taxes	(1,843)	(4,270)
(Gain) on Sale of Equipment	(21,364)	(15,912)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	11,718	(91,597)
Inventories	224,404	244,727
Prepaid Expenses	(32,550)	(22,388)
Accounts Payable	13,823	49,484
Accrued Expenses	(3,063)	(124,026)
Income Taxes Payable	(5,784)	78,722
Net Cash Provided by Operating Activities	315,198	342,808

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(21,622)	(33,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	300,000	265,000
Principal Payments on Line-of-Credit	(300,000)	(265,000)
Principal Payments on Notes Payable	(6,666)	(18,437)
Net Cash Used by Financing Activities	(6,666)	(18,437)

NET INCREASE IN CASH AND CASH EQUIVALENTS	286,910	290,495

Cash and Cash Equivalents - Beginning of Period	84,204	162,435

CASH AND CASH EQUIVALENTS - END OF PERIOD	$371,114	$452,930

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	general

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2015 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2015 and for the three and six months ended December 31, 2014 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three and six months ended December 31, 2015 and cash flows for the six months ended December 31, 2015 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to December 31, 2015, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2015.

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014
Net Income	$72,686	$142,539	$68,938	$177,240

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income - Common Stockholders	$40,668	$110,521	$4,902	$113,204

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings per Share	$0.04	$0.11	$0.01	$0.12

Diluted Earnings per Share	$0.02	$0.06	$-	$0.06

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

note 2	EARNINGS PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at December 31, 2015 and 2014 totaled $7,884,770 and $7,756,698, respectively. Total dividends in arrears, on a per share basis, consist of the following:

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s long-term debt consists of:

		December 31,	June 30,
Payee	Terms	2015	2015

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2017, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$-	$-

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	16,596	19,151

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	41,720	-

Ford Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	20,000	-

Ford Credit	$517 monthly payments, interest of 0%; secured by a vehicle.	-	3,150

Total		78,316	22,301
Less Current Portion		15,107	8,297
Long-Term Portion		$63,209	$14,004

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

note 3	NOTES PAYABLE (continued)

Future minimum payments for the twelve months ending December 31 are:

December 31:	Amount
2016	$15,107
2017	15,793
2018	16,481
2019	11,974
2020	12,098
Thereafter	6,863
Total	$78,316

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at December 31, 2015. The Company has no material tax positions at December 31, 2015 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at December 31, 2015. The Company’s federal income tax returns for the fiscal years ended 2013, 2014 and 2015 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31
	2015	2014

Cash Paid for:
Interest	$3,014	$1,956

Income Taxes	$45,368	$28,504

Noncash Transactions:
Financing of New Vehicles	$62,681	$21,228

Sales Tax on New Vehicle in Accounts Payable	$-	$3,467

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for interim and annual periods beginning after December 15, 2017, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," ("ASU 2015-11"). An entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective as of January 1, 2017, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (SEC), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the ability to adequately pass through customers unanticipated future increases in raw material costs, decreased demand for products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014, and Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2015	2014	2015	2014
Net Sales	100%	100%	100%	100%
Cost of Sales	72	66	75	68
Gross Profit on Sales	28	34	25	32
Operating Expenses	19	17	20	20
Income from Operations	9	17	5	12
Other Income (Expense), Net	(1)	-	-	-
Income before Income Taxes	8	17	5	12
Provision for Income Taxes	3	6	2	4
Net Income	5%	11%	3%	8%

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Net sales decreased $12,596 or 1% for the three months ended December 31, 2015 to $1,278,677 compared to $1,291,273 for the three months ended December 31, 2014. Gross sales for Chase Candy decreased $113,845 to $432,883 for the three months ended December 31, 2015, compared to $546,728 for the three months ended December 31, 2014. Gross sales for Seasonal Candy increased $107,633 to $865,036 for the three months ended December 31, 2015, compared to $757,403 for the three months ended December 31, 2014. Gross sales for other sales for the Company decreased $3,458 to $7,310 for the three months ended December 31, 2015, compared to $3,852 for the three months ended December 31, 2014. Sales returns and allowances for the Company increased $2,926 to $23,094 for the three months ended December 31, 2015, compared to $20,168 for the three months ended December 31, 2014.

The 21% decrease in gross sales of Chase Candy of $113,845 for the three months ended December 31, 2015 over the same period ended December 31, 2014, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $63,000 versus the same period a year ago primarily due to two customers decreasing orders; 2) decreased sales of the L278/L212 Mini Mash division by approximately $30,000 versus the same period a year ago primarily due to one customer decreasing orders; 3) decreased sales of the Cherry Mash Merchandiser division by approximately $15,000 versus the same period a year ago primarily due to five customers decreasing orders; 4) various other fluctuations netting to a decrease of approximately $4,000; 5) decreased sales of the L279/L299 Bulk Mini Mash division by approximately $1,000 versus the same period a year ago primarily due to two customers decreasing orders; and 6) decreased sales of the L260 Changemaker Jar division by approximately $100 versus the same period a year ago primarily due to two customers decreasing orders.

The 14% increase in gross sales of Seasonal Candy of $107,633 for the three months ended December 31, 2015 over the same period ended December 31, 2014, is primarily due to the net effect of the following: 1) increased sales in the generic seasonal product division by approximately $168,000 due to sales to two new customers offset by the loss of one customer; 2) increased sales in the bulk seasonal division by approximately $22,000 versus the same period a year ago primarily due to increased orders from one customer; offset by 3) decreased sales in the clamshell seasonal division by approximately $82,000 versus the same period a year ago primarily due to decreased sales to four customers.

Net sales increased $58,599 or 3% for the six months ended December 31, 2015 to $2,341,780 compared to $2,283,181 for the six months ended December 31, 2014. Gross sales for Chase Candy decreased $113,940 to $924,868 for the six months ended December 31, 2015, compared to $1,038,808 for the six months ended December 31, 2014. Gross sales for Seasonal Candy increased $180,037 to $1,445,064 for the six months ended December 31, 2015, compared to $1,265,027 for the six months ended December 31, 2014. Gross sales for other sales for the Company decreased $3,646 to $4,578 for the six months ended December 31, 2015, compared to $8,224 for the six months ended December 31, 2014. Sales returns and allowances for the Company increased $3,582 to $32,730 for the six months ended December 31, 2015, compared to $28,878 for the six months ended December 31, 2014.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES (CONTINUED)

The 11% decrease in gross sales of Chase Candy of $113,940 for the six months ended December 31, 2015 over the same period ended December 31, 2014, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $88,000 versus the same period a year ago primarily due to two customers decreasing orders; 2) decreased sales of the L278/L212 Mini Mash division by approximately $10,000 versus the same period a year ago primarily due to two customers decreasing orders; 3) various other fluctuations netting to a decrease of approximately $6,000; 4) decreased sales of the L279/L299 Bulk Mini Mash division by approximately $4,000 versus the same period a year ago primarily due to two customers decreasing orders; 5) decreased sales of the Cherry Mash Merchandiser division by approximately $4,000 versus the same period a year ago primarily due to one customer decreasing orders; and 6) decreased sales of the L260 Changemaker Jar division by approximately $1,000 versus the same period a year ago primarily due to one customer decreasing orders.

The 14% increase in gross sales of Seasonal Candy of $180,037 for the six months ended December 31, 2015 over the same period ended December 31, 2014, is primarily due to the net effect of the following: 1) increased sales in the generic seasonal product division by approximately $213,000 due to increased orders from one customer offset by decreased orders of another customer; 2) increased sales in the bulk seasonal division by approximately $34,000 versus the same period a year ago primarily due to increased orders from one customer; offset by 3) decreased sales in the clamshell seasonal division by approximately $67,000 versus the same period a year ago primarily due to decreased orders from four customers.

COST OF SALES

The cost of sales increased $74,830 to $920,887 or 72% of related revenues for the three months ended December 31, 2015, compared to $846,057 or 66% of related revenues for the three months ended December 31, 2014. The 9% increase in cost of sales of $74,830 is primarily due to a 10% increase in the price of sugar and a 7% increase in the price of corn syrup.

The cost of sales increased $203,143 to $1,764,270 or 75% of related revenues for the six months ended December 31, 2015, compared to $1,561,127 or 68% of related revenues for the six months ended December 31, 2014. The 13% increase in cost of sales of $203,143 is primarily due to a 10% increase in the price of sugar, a 7% increase in the price of corn syrup, and a 3% increase in net sales of $58,599. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2015 increased $7,194 to $156,957, which is 12% of sales, compared to $149,763, or 12% of sales for the three months ended December 31, 2014. The increase of $7,194 in selling expenses for the three months ended December 31, 2015 is primarily due to higher premium promotions expense and higher commissions expense offset by lower automobile expense. Premium promotions, which are paid to customers for various marketing reasons, increased $3,481 to $40,314 for this period from $36,833 for the three months ended December 31, 2014. Commissions expense, which are based on sales, increased $6,798 to $48,817 for this period from $42,019 for the three months ended December 31, 2014. Automobile expense decreased $3,832 to $3,038 for this period from $6,870 for the three months ended December 31, 2014.

Selling expenses for the six months ended December 31, 2015 increased $15,329 to $279,733, which is 12% of sales, compared to $264,404 or 12% of sales for the six months ended December 31, 2014. The increase of $15,329 in selling expenses for the six months ended December 31, 2015 is primarily due to higher commissions expense, and depreciation expense for the period. Commissions expense increased $9,276 to $90,402 for this period from $81,126 for the six months ended December 31, 2014 primarily due to a change in the mix of sales. Depreciation expense increased $6,433 to $27,979 for this period from $21,546 primarily due to the purchases of property and equipment of $84,303 during the six months ended December 31, 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2015 increased $4,783 to $95,236 and 7% of sales, compared to $90,453 or 7% of sales for the three months ended December 31, 2014. The increase of $4,783 in general and administrative expenses for the three months ended December 31, 2015 is primarily due to higher professional fees offset by lower insurance expense. Professional fees increased $14,625 to $31,666 for this period from $17,041 for the three months ending December 31, 2014 due to timing of regular invoices. Insurance expense decreased $11,180 to $24,225 for this period from $35,405 for the three months ending December 31, 2014 due to employees changing their enrollment in insurance plans.

General and administrative expenses for the six months ended December 31, 2015 decreased $1,547 to $210,287 or 9% of sales, compared to $211,834 or 9% of sales for the six months ended December 31, 2014. The decrease of $1,547 in general and administrative expenses for the six months ended December 31, 2015 is primarily due to higher professional fees offset by lower insurance expense. Professional fees increased $19,107 to $86,337 for this period from $67,230 for the six months ending December 31, 2014 due to timing of regular invoices. Insurance expense decreased $21,716 to $46,582 for this period from $68,298 for the six months ending December 31, 2014 due to employees changing their enrollment in insurance plans.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $1,673 for the three months ended December 31, 2015 to $(2,320), compared to $(647) for the three months ended December 31, 2014 primarily due to an increase of $1,673 in interest expense.

Other income (expense) decreased by $12,703 for the six months ended December 31, 2015 to $(2,215), compared to $10,488 for the six months ended December 31, 2014 primarily due to a decrease of $1,058 in interest expense, and a decrease of $11,645 in miscellaneous income. The decrease in miscellaneous income is primarily due to these unusual items that occurred during the six months ended December 31, 2014: 1) a freight claim of approximately $4,000 and 2) a refund of approximately $7,000 from a customer related to an underpayment written off in a previous period.

PROVISION FOR INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2015 of $39,581 as compared to income tax expense of $77,726 for the three months ended December 31, 2014. The Company recorded income tax expense for the six months ended December 31, 2015 of $37,701 as compared to income tax expense of $94,976 for the six months ended December 31, 2014. The net income tax expense recorded for the three and six months ended December 31, 2015 is primarily due to recognizing income taxes related to current profitable operations.

NET INCOME

The Company reported net income for the three months ended December 31, 2015 of $72,686, compared to net income of $142,539 for the three months ended December 31, 2014. This decrease of $69,853 is explained above. The Company reported net income for the six months ended December 31, 2015 of $68,938, compared to net income of $177,240 for the six months ended December 31, 2014. This decrease of $108,302 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2015 and 2014, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2015 and 2014, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2015 was $40,668 which is a decrease of $69,853 as compared to the net income for the three months ended December 31, 2014 of $110,521.

Net income applicable to common stockholders for the six months ended December 31, 2015 was $4,902 which is a decrease of $108,302 as compared to the net income for the six months ended December 31, 2014 of $113,204.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Six Months Ended
	December 31
	2015	2014
Net Cash Provided by Operating Activities	$315,198	$342,808
Net Cash Used in Investing Activities	$(21,622)	$(33,876)
Net Cash Used by Financing Activities	$(6,666)	$(18,437)

Management has no material commitments for capital expenditures during the remainder of fiscal 2016. The $315,198 of cash provided by operating activities is fully detailed in the condensed consolidated statement of cash flows on page five. The $21,622 of cash used in investing activities is the purchase of equipment used during the manufacturing process and an automobile. The $6,666 of cash used in financing activities is the principal payments on equipment and vehicle loans. At December 31, 2015, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

(a) Evaluation of Disclosure Controls and Procedures

Chase’s Management, with the participation of the Chief Executive Officer, has evaluated the effectiveness of Chase’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Management has concluded that Chase’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to management, including those officers, and to members of the Board of Directors, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in Chase’s internal control over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect Chase’s internal control over financial reporting subsequent to the date of the evaluation.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2015 is $7,884,770.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended December 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015, (ii) Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Income for the Six Months Ended December 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 12, 2016	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer