Form 10-Q
period 2016-03-31
CHASE GENERAL CORP
filed 2016-05-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$282,679	$84,204
Trade Receivables, Net of Allowance for Doubtful Accounts of $17,196 and $16,296, Respectively	147,781	187,607
Inventories:
Finished Goods	94,482	377,853
Goods in Process	9,321	13,815
Raw Materials	82,404	90,506
Packaging Materials	158,989	130,726
Prepaid Expenses	18,337	5,689
Prepaid Income Taxes	29,760	-
Deferred Income Taxes	7,314	7,288
Total Current Assets	831,067	897,688

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	817,836	807,325
Trucks and Autos	213,116	198,845
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,246,886	1,222,104
Less Accumulated Depreciation	869,233	861,341
Total Property and Equipment, Net	377,653	360,763

Total Assets	$1,208,720	$1,258,451

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	June 30,
	2016	2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$40,606	$111,944
Current Maturities of Notes Payable	15,297	8,297
Accrued Expenses	28,874	17,966
Income Taxes Payable	-	26,119
Deferred Income	1,299	1,299
Total Current Liabilities	86,076	165,625

LONG-TERM LIABILITIES
Deferred Income	10,389	11,362
Notes Payable, Less Current Maturities	59,324	14,004
Deferred Income Taxes	93,916	98,866
Total Long-Term Liabilities	163,629	124,232

Total Liabilities	249,705	289,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,242,500 and $2,220,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,197,500 and $2,175,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,063,097 and $5,019,197, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $825,131 and $817,977, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,506,981)	(5,497,402)
Total Stockholders' Equity	959,015	968,594

Total Liabilities and Stockholders' Equity	$1,208,720	$1,258,451

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2016	2015

NET SALES	$476,676	$450,836

COST OF SALES	437,017	356,567
Gross Profit on Sales	39,659	94,269

OPERATING EXPENSES
Selling	73,854	74,670
General and Administrative	86,747	83,890
Gain on Sale of Equipment	-	(10,590)
Total Operating Expenses	160,601	147,970

Loss from Operations	(120,942)	(53,701)

OTHER INCOME (EXPENSE)
Miscellaneous Income	609	626
Interest Expense	(890)	(125)
Total Other Income (Expense), Net	(281)	501

Net Loss Before Income Taxes	(121,223)	(53,200)

BENEFIT FOR INCOME TAXES	(42,708)	(18,397)

NET LOSS	$(78,515)	$(34,803)

NET LOSS PER SHARE OF COMMON STOCK
Basic	$(0.11)	$(0.07)

Diluted	$(0.11)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31
	2016	2015

NET SALES	$2,818,456	$2,734,017

COST OF SALES	2,201,287	1,917,694
Gross Profit on Sales	617,169	816,323

OPERATING EXPENSES
Selling	353,587	339,074
General and Administrative	297,034	295,724
Gain on Sale of Equipment	(21,364)	(26,502)
Total Operating Expenses	629,257	608,296

Income (Loss) from Operations	(12,088)	208,027

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,408	13,070
Interest Expense	(3,906)	(2,081)
Total Other Income (Expense), Net	(2,498)	10,989

Net Income (Loss) Before Income Taxes	(14,586)	219,016

PROVISION (BENEFIT) FOR INCOME TAXES	(5,007)	76,579

NET INCOME (LOSS)	$(9,579)	$142,437

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
Basic	$(0.11)	$0.05

Diluted	$(0.11)	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(9,579)	$142,437
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	88,777	74,904
Allowance for Bad Debts	900	1,950
Deferred Income Amortization	(973)	(974)
Deferred Income Taxes	(4,976)	(2,267)
(Gain) on Sale of Equipment	(21,364)	(26,502)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	38,926	35,644
Inventories	267,704	72,079
Prepaid Expenses	(12,648)	(14,129)
Prepaid Income Taxes	(29,760)	(11,970)
Accounts Payable	(71,338)	(7,145)
Accrued Expenses	10,908	(104,293)
Income Taxes Payable	(26,119)	58,322
Net Cash Provided by Operating Activities	230,458	218,056

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(21,622)	(54,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	300,000	265,000
Principal Payments on Line-of-Credit	(300,000)	(265,000)
Principal Payments on Notes Payable	(10,361)	(21,317)
Net Cash Used by Financing Activities	(10,361)	(21,317)

NET INCREASE IN CASH AND CASH EQUIVALENTS	198,475	142,738

Cash and Cash Equivalents - Beginning of Period	84,204	162,435

CASH AND CASH EQUIVALENTS - END OF PERIOD	$282,679	$305,173

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2015 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2016 and for the three and nine months ended March 31, 2015 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three and nine months ended March 31, 2016 and cash flows for the nine months ended March 31, 2016 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

No events have occurred subsequent to March 31, 2016, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2016.

NOTE 2	EARNINGS PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

Contingently issuable shares were not included in the diluted earnings for the three months ended March 31, 2016, the three months ended March 31, 2015, and the nine months ended March 31, 2016 as they would have an antidilutive effect upon earnings per share.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS PER SHARE (continued)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015
Net Income (Loss)	$(78,515)	$(34,803)	$(9,579)	$142,437

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Income (Loss) - Common
Stockholders	$(110,533)	$(66,821)	$(105,633)	$46,383

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings per Share	$(0.11)	$(0.07)	$(0.11)	$0.05

Diluted Earnings per Share	$(0.11)	$(0.07)	$(0.11)	$0.02

Cumulative Preferred Stock dividends in arrears at March 31, 2016 and 2015 totaled $7,916,788 and $7,788,716, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31
	2016	2015
6% Convertible
Series A	$17	$17
Series B	17	16
5% Convertible
Series A	$67	$66
Series B	67	66

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

(7)

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

NOTE 3	NOTES PAYABLE

The Company’s notes payable consists of:

		March 31,	June 30,
Payee	Terms	2016	2015

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2017, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$-	$-

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	15,305	19,151

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	40,208	-

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	19,108	-

Ford Credit	$517 monthly payments, interest of 0%; secured by a vehicle.	-	3,150

Total		74,621	22,301
Less Current Portion		15,297	8,297
Long-Term Portion		$59,324	$14,004

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE (continued)

Future minimum payments for the twelve months ending March 31 are:

March 31:	Amount
2017	$15,297
2018	15,962
2019	15,716
2020	11,652
2021	11,155
Thereafter	4,839
Total	$74,621

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at March 31, 2016. The Company has no material tax positions at March 31, 2016, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at March 31, 2016. The Company’s federal income tax returns for the fiscal years ended 2013, 2014, and 2015 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31
	2016	2015

Cash Paid for:
Interest	$3,906	$2,081

Income Taxes	$55,888	$32,494

Noncash Transactions:
Financing of New Vehicles	$62,681	$21,228

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance will initially be applied retrospectively using one of two methods. The standard will be effective for the entity for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted beginning for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of the amended revenue recognition guidance on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," ("ASU 2015-11"). An entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective as of January 1, 2017, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In February 2016, the FASB issued amended guidance for the treatment of leases. The guidance requires lessees to recognize a right-of-use asset and a corresponding lease liability for all operating and finance leases with lease terms greater than one year. The guidance also requires both qualitative and quantitative disclosures regarding the nature of the entity’s leasing activities. The guidance will initially be applied using a modified retrospective approach. The amendments in the guidance are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of the amended lease guidance on the its consolidated financial statements.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s financial statements.

(11)

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

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015, and Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2016	2015	2016	2015
Net Sales	100%	100%	100%	100%
Cost of Sales	92	79	78	70
Gross Profit on Sales	8	21	22	30
Operating Expenses	34	33	22	22
Income (Loss) from Operations	(26)	(12)	-	8
Other Income (Expense), Net	-	1	-	-
Income (Loss) before Income Taxes	(26)	(11)	-	8
Provision (Benefit) for Income Taxes	(9)	(4)	-	3
Net Income (Loss)	(17)%	(7)%	-%	5%

NET SALES

Net sales increased $25,840 or 6% for the three months ended March 31, 2016 to $476,676 compared to $450,836 for the three months ended March 31, 2015. Gross sales for Chase Candy increased $19,142 to $468,975 for the three months ended March 31, 2016, compared to $449,833 for the three months ended March 31, 2015. Gross sales for Seasonal Candy increased $3,263 to $13,969 for the three months ended March 31, 2016, compared to $10,706 for the three months ended March 31, 2015. Gross sales for other sales for the Company decreased $605 to $662 for the three months ended March 31, 2016, compared to $1,267 for the three months ended March 31, 2015. Sales returns and allowances for the Company decreased $4,040 to $6,930 for the three months ended March 31, 2016, compared to $10,970 for the three months ended March 31, 2015.

The 4% increase in gross sales of Chase Candy of $19,142 for the three months ended March 31, 2016 over the same period ended March 31, 2015, is primarily due to the net effect of the following: 1) increased sales of the L212 Mini Mash division by approximately $31,000 versus the same period a year ago primarily due to one customer increasing orders; offset by 2) decreased sales in the L276 Cherry Mash Bar division by approximately $6,000 due to two customers decreasing orders; and 3) decreased sales in the L278 Mini Mash division by approximately $6,000 due to one customer decreasing orders.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES (CONTINUED)

The 30% increase in gross sales of Seasonal Candy of $3,263 for the three months ended March 31, 2016 over the same period ended March 31, 2015, is primarily due to the net effect of the following: 1) increased sales in the generic seasonal product division by approximately $8,000 due to sales to one new customer; offset by 2) decreased sales in the bulk seasonal division by approximately $3,000 versus the same period a year ago primarily due to decreased orders from one customer; and 3) decreased sales in the clamshell seasonal division by approximately $2,000 versus the same period a year ago primarily due to decreased sales to two customers.

Net sales increased $84,439 or 3% for the nine months ended March 31, 2016 to $2,818,456 compared to $2,734,017 for the nine months ended March 31, 2015. Gross sales for Chase Candy decreased $94,798 to $1,393,843 for the nine months ended March 31, 2016, compared to $1,488,641 for the nine months ended March 31, 2015. Gross sales for Seasonal Candy increased $183,300 to $1,459,033 for the nine months ended March 31, 2016, compared to $1,275,733 for the nine months ended March 31, 2015. Gross sales for other sales for the Company decreased $4,251 to $5,240 for the nine months ended March 31, 2016, compared to $9,491 for the nine months ended March 31, 2015. Sales returns and allowances for the Company decreased $188 to $39,660 for the nine months ended March 31, 2016, compared to $39,848 for the nine months ended March 31, 2015.

The 6% decrease in gross sales of Chase Candy of $94,798 for the nine months ended March 31, 2016 over the same period ended March 31, 2015, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $94,000 versus the same period a year ago primarily due to three customers decreasing orders and 2) various other fluctuations netting to a decrease of approximately $1,000.

The 14% increase in gross sales of Seasonal Candy of $183,300 for the nine months ended March 31, 2016 over the same period ended March 31, 2015, is primarily due to the net effect of the following: 1) increased sales in the generic seasonal product division by approximately $221,000 due to increased orders from two customers offset by decreased orders of another customer; 2) increased sales in the bulk seasonal division by approximately $31,000 versus the same period a year ago primarily due to increased orders from one customer; offset by 3) decreased sales in the clamshell seasonal division by approximately $69,000 versus the same period a year ago primarily due to decreased orders from four customers.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST OF SALES

The cost of sales increased $80,450 to $437,017 or 92% of related revenues for the three months ended March 31, 2016, compared to $356,567 or 79% of related revenues for the three months ended March 31, 2015. The 23% increase in cost of sales of $80,450 is primarily due to the net impact of a 6% increase in net sales of $25,840, a 4% increase in the price of sugar, a 1% increase in the price of chocolate, and a 8% increase in the price of corn syrup offset by a 10% decrease in the price of peanuts.

The cost of sales increased $283,593 to $2,201,287 or 78% of related revenues for the nine months ended March 31, 2016, compared to $1,917,694 or 70% of related revenues for the nine months ended March 31, 2015. The 15% increase in cost of sales of $283,593 is primarily due to the net impact of a 3% increase in net sales of $84,439, a 4% increase in the price of sugar, a 1% increase in the price of chocolate, and a 8% increase in the price of corn syrup offset by a 10% decrease in the price of peanuts. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Primarily due to the fluctuations in these raw material prices, gross margins have decreased due to unchanged sales prices during the period. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2016 decreased $816 to $73,854, which is 15% of sales, compared to $74,670, or 17% of sales for the three months ended March 31, 2015. The decrease of $816 in selling expenses for the three months ended March 31, 2016 is primarily due to lower automobile expense and premium promotions offset by higher commissions, advertising expense, and customer shows expense. Premium promotions, which are paid to customers for various marketing reasons, decreased $3,149 to $545 for this period from $3,694 for the three months ended March 31, 2015. Automobile expense decreased $2,516 to $2,011 for this period from $4,527 for the three months ended March 31, 2015, primarily due to falling gasoline prices and the recent purchase of new vehicles. Commissions increased $1,624 to $12,839 for this period from $11,215 for the three months ended March 31, 2015, primarily due to a change in the mix of sales. Advertising increased $1,550 to $2,150 for this period from $600 for the three months ended March 31, 2015, primarily due to timing of regular invoices. Customer shows expense increased $1,830 to $4,534 for this period from $2,704 for the three months ended March 31, 2015 primarily due to timing of customer shows.

Selling expenses for the nine months ended March 31, 2016 increased $14,513 to $353,587, which is 13% of sales, compared to $339,074 or 12% of sales for the nine months ended March 31, 2015. The increase of $14,513 in selling expenses for the nine months ended March 31, 2016 is primarily due to higher commissions expense and depreciation expense, offset by lower automobile expenses for the period. Commission expense increased $10,900 to $103,241 for this period from $92,341 for the nine months ended March 31, 2015 primarily due to a change in the mix of sales. Depreciation expense increased $7,406 to $39,396 for this period from $31,990 primarily due to the purchases of property and equipment of $84,303 during the nine months ended March 31, 2016. Automobile expense decreased $6,080 to $8,917 for this period from $14,997 primarily due to falling gasoline prices and the recent purchase of new vehicles.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2016 increased $2,857 to $86,747 and 18% of sales, compared to $83,890 or 19% of sales for the three months ended March 31, 2015. The increase of $2,857 in general and administrative expenses for the three months ended March 31, 2016 is primarily due to higher office supplies and professional fees offset by lower insurance expense. Professional fees increased $1,081 to $12,975 for this period from $11,894 for the three months ending March 31, 2015 due to timing of regular invoices. Office expense increased $4,826 to $6,350 for this period from $1,524 for the three months ending March 31, 2015 due to a modification in computer software. Insurance expense decreased $3,549 to $26,257 for this period from $29,806 for the three months ending March 31, 2015 due to employees changing their enrollment in insurance plans.

General and administrative expenses for the nine months ended March 31, 2016 increased $1,310 to $297,034 or 11% of sales, compared to $295,724 or 11% of sales for the nine months ended March 31, 2015. The decrease of $1,310 in general and administrative expenses for the nine months ended March 31, 2016 is primarily due to higher professional fees and office expense offset by lower insurance expense. Professional fees increased $20,188 to $99,312 for this period from $79,124 for the nine months ending March 31, 2015 due to timing of regular invoices. Office expense increased $5,748 to $9,705 for this period from $3,957 for the three months ending March 31, 2015 due to a modification in computer software. Insurance expense decreased $25,265 to $72,839 for this period from $98,104 for the nine months ending March 31, 2015 due to employees changing their enrollment in insurance plans.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $782 for the three months ended March 31, 2016 to $(281), compared to $501 for the three months ended March 31, 2015 primarily due to an increase of $765 in interest expense.

Other income (expense) increased by $13,487 for the nine months ended March 31, 2016 to $(2,498), compared to $10,989 for the nine months ended March 31, 2015 primarily due to an increase of $1,825 in interest expense and a decrease of $11,662 in miscellaneous income. The decrease in miscellaneous income is primarily due to these unusual items that occurred during nine months ended March 31, 2015: 1) a freight claim of approximately $4,000, and 2) a refund of approximately $7,000 from a customer related to an underpayment written off in a previous period.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded income tax benefit for the three months ended March 31, 2016 of $(42,708) as compared to income tax benefit of $(18,397) for the three months ended March 31, 2015. The Company recorded income tax benefit for the nine months ended March 31, 2016 of $(5,007) as compared to income tax expense of $76,579 for the nine months ended March 31, 2015. The net income tax expense (benefit) recorded for the three and nine months ended March 31, 2016 is primarily due to recognizing income taxes related to current net income or loss.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2016 of $(78,515), compared to a net loss of $(34,803) for the three months ended March 31, 2015. This earnings decrease of $43,712 is explained above. The Company reported net loss for the nine months ended March 31, 2016 of $(9,579), compared to net income of $142,437 for the nine months ended March 31, 2015. This earnings decrease of $152,016 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2016 and 2015, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2016 and 2015, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2016 was $(110,533) which is a decrease in earnings of $43,712 as compared to the net loss for the three months ended March 31, 2015 of $(66,821).

Net income (loss) applicable to common stockholders for the nine months ended March 31, 2016 was $(105,633) which is a decrease in earnings of $152,016 as compared to the net income for the nine months ended March 31, 2015 of $46,383.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Nine Months Ended
	March 31
	2016	2015
Net Cash Provided by Operating Activities	$230,458	$218,056
Net Cash Used by Investing Activities	$(21,622)	$(54,001)
Net Cash Used by Financing Activities	$(10,361)	$(21,317)

Management has no material commitments for capital expenditures during the remainder of fiscal 2016. The $230,458 of cash provided by operating activities is fully detailed in the condensed consolidated statement of cash flows on page five. The $21,622 of cash used in investing activities is the purchase of equipment used during the manufacturing process and an automobile. The $10,361 of cash used in financing activities is the principal payments on equipment and vehicle loans. At March 31, 2016, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

(18)

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

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2016 is $7,916,788.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(21)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 12, 2016	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

(22)