Form 10-K
period 2016-06-30
CHASE GENERAL CORP
filed 2016-09-23
CIK 15357

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2016

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

As of September 22, 2016 there were 969,834 shares of Common Stock, $1.00 par value, outstanding.

Chase General Corporation AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

FOR THE YEAR ENDED JUNE 30, 2016

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

(1)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

The Champion Creme Drops, Frosted Pretzels and Jelly Candies are not produced or repackaged by the Company.

All products are shipped to customers by commercial haulers.

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2016 and 2015, this division accounted for 56% and 61%, respectively, of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2016 and 2015, this division accounted for 44% and 39%, respectively, of the consolidated sales of Dye Candy Company.

The Company has no government contracts, foreign operations or export sales. In addition, all domestic sales are primarily in the Midwest region of the United States.

The Company is a seasonal business whereby the largest volume of sales occur in August through December of each year. The earnings per quarter of the Company varies in direct proportion to the seasonal sales volume.

(2)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

The confectionery (candy) market for the type of product produced by the divisions of Dye Candy Company is very competitive and quality minded. The confectionery industry in which the divisions operate is highly competitive with many small companies and, within certain specialized areas, a few competitors dominate. In the United States, the dominant competitors in the coconut candy industry are Crown Candy Company, Vermico Candy Company, and the Seasonal Candy Products division of Dye Candy Company with approximately 70% of the market share among them. In the United States, Old Dominion has approximately 80% of the market share of the peanut candy business in which the Seasonal Candy Products division operates. Dye Candy Company sells approximately 95% of its products in the Midwest region with seasonal orders being shipped to the Southern and Eastern regions of the United States. Except for the coconut candy industry, Dye Candy Company is not a dominant competitor in any of the candy industries in which it competes. Dye Candy Company’s market share in the coconut industry does not vary significantly from year to year.

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

Research and Development

The Company has not developed any new products during the fiscal years ended June 30, 2016 and 2015.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. For the year ended June 30, 2015 one supplier accounted for 11% of the cost of sales. No other supplier accounted for more than 10% of the Company’s cost of sales in fiscal years 2016 and 2015.

(3)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

Employees

As of June 30, 2016, the Company had 19 full time employees. This expands to approximately 30 full time personnel during the busy production months of August through December.

Customers

For the years ended June 30, 2016 and 2015, one customer accounted for 41% and 27%, respectively, of gross sales. As of June 30, 2016 and 2015, that same customer accounted for 24% and 8%, respectively, of trade receivables. For the years ended June 30, 2016 and 2015, another customer and its affiliates accounted for 17% and 18%, respectively, of gross sales. As of June 30, 2016 and 2015, that same customer and its affiliates accounted for 36% and 47%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales in fiscal years 2016 and 2015.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company is evaluating the requirements of the Food Safety Modernization Act (FSMA).  The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested and processed.  To the best of management’s knowledge, the Company has approximately two years to become compliant with all FSMA requirements and does not anticipate any future expenditures in the next twelve months in this regard.

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

(4)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Item 1A	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2016.

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

Chase General Office and Dye Candy Company Operating Plant - This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity owned by the Vice-President and Director of the Company. The annual rental expense of this facility was $78,000 for each year ended June 30, 2016 and 2015.

The net book value of our premises, land and office, and production equipment totaled $353,647 and $360,763 at June 30, 2016 and 2015, respectively.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

(5)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 22, 2016, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

(6)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

Overview

During fiscal year ended 2016, the Company’s net sales were $3,304,604, as compared to net sales of $3,223,939 for fiscal year ended June 30, 2015. This 2.5% increase in volume combined with a 9.2% increase in cost of sales and a 2.9% increase in operating expenses resulted in decreased profitability during the year, as reflected in the income from operations of $38,936 for fiscal year 2016 compared to $190,390 for fiscal year 2015. Working capital increased $72,387 to $804,450 for the current year from $732,063 for the fiscal year 2015 due primarily to an increase in income taxes receivable, increase in inventories, decreases in accounts payable, and a decrease in income tax payable offset by decreases in cash, decreases in trade receivables, increases in accrued expenses, and increases in current maturities of notes payable.

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

(7)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Critical Accounting Policies and Estimates (Continued)

General (Continued)

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Except for events in Note 12 to the consolidated financial statements, there have been no other events that have occurred subsequent to June 30, 2016, through the date of filing this form, that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended June 30, 2016.

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

(8)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Critical Accounting Policies and Estimates (Continued)

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

New Accounting Guidance

See Note 11, RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, to the consolidated financial statements for a discussion of new accounting standards.

(9)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Results of Operations

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of income for each of the fiscal years ended June 30, 2016 and 2015, respectively:

	2016	2015
Net Sales	100.00%	100.00%
Cost of Sales	74.97	70.34
Gross Profit on Sales	25.03	29.66
Selling Expense	13.22	13.15
General and Administrative Expense	11.28	11.43
Gain on Sale of Equipment	(0.65)	(0.82)
Income from Operations	1.18	5.90
Other Income (Expense), Net	(0.09)	0.35
Income before Income Taxes	1.09	6.25
Provision for Income Taxes	0.07	1.89
Net Income	1.02	4.36
Preferred Dividends	(3.88)	(3.97)

Income (Loss) Applicable to Common Stockholders	(2.86)%	0.39%

Fiscal Year 2016 Compared to Fiscal Year 2015

Net Sales

During the year ended June 30, 2016, sales, net of returns and allowances, increased $80,665 or 2.5% as compared to the year ended June 30, 2015. Gross sales for Chase Candy products decreased $103,411 or 5.2% to $1,869,444 for the year ended June 30, 2016 compared to $1,972,855 for 2015. Gross sales for Seasonal Candy products increased $202,981 or 15.8% to $1,489,324 for the year ended June 30, 2016 as compared to $1,286,343 for 2015. The Company’s returns and allowances increased $16,017 or 34.9% to $61,881 for the year ended June 30, 2016, compared to $45,864 for the year ended June 30, 2015. The Company’s other sales decreased $2,888 or 27.2% to $7,717 for the year ended June 30, 2016, compared to $10,605 for the year ended June 30, 2015.

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 5.2% decrease in gross sales of Chase Candy of $103,411 for the year ended June 30, 2016 over the same period ended June 30, 2015, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $104,000 versus the same period a year ago primarily due to three customers decreasing orders and 2) various other fluctuations netting to a increase of approximately $1,000.

(10)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Fiscal Year 2016 Compared to Fiscal Year 2015 (Continued)

Net Sales (Continued)

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 15.8% increase in gross sales of Seasonal Candy of $202,981 for the year ended June 30, 2016 over the same period ended June 30, 2015, is primarily due to the net effect of the following: 1) increased sales in the generic seasonal product division by approximately $245,000 due to increased orders from two customers offset by decreased orders of another customer; 2) increased sales in the bulk seasonal division by approximately $30,000 versus the same period a year ago primarily due to increased orders from one customer; offset by 3) decreased sales in the clamshell seasonal division by approximately $72,000 versus the same period a year ago primarily due to decreased orders from four customers.

Cost of Sales

Cost of sales for the year ended June 30, 2016, as compared to the year ended June 30, 2015, increased by 9.2%. The cost of sales increased $209,696 to $2,477,479 while increasing to 75.0% of net sales for the year ended June 30, 2016, compared to $2,267,783 or 70.3% of net sales for the year ended June 30, 2015.

The 9.2% increase in cost of sales of $209,696 is primarily due to the net impact of a 2.5% increase in net sales of $80,665 and a 8.4% increase in the price of corn syrup offset by a 3.4% decrease in the price of sugar, a 2.8% decrease in the price of chocolate and a 11.0% decrease in the price of peanuts. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Primarily due to the fluctuations in these raw material prices, gross margins have decreased due to unchanged sales prices during the period. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices.

Labor costs, including wages, vacation pay and payroll taxes of $560,812 for the year ended June 30, 2016, increased 11.1% or $55,839 as compared to $504,973 for the period ended 2015 primarily due to increased production wages due to increased hours, bonuses, and pay rates compared to the same period ended June 30, 2015.

Freight expense, including shipping and handling costs on goods shipped of $183,456 for the year ended June 30, 2016, decreased 2.3% or $4,322 as compared to $187,778 for the period ended 2015 due primarily to a decrease in fuel costs.

(11)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Fiscal Year 2016 Compared to Fiscal Year 2015 (Continued)

Gross Profit on Sales

The gross profit decreased 13.5% or $129,031 to $827,125 decreasing to 25.0% of related net sales for the year ended June 30, 2016, as compared to $956,156 or 29.7% of related net sales for the year ended June 30, 2015, as a result of the large increase in cost of sales described above and offset by the small increase in net sales.

Finished goods inventory as of June 30, 2016 of $433,043 increased $55,190 or 14.6% from the June 30, 2015 finished goods inventory of $377,853. Raw materials inventory as of June 30, 2016 of $76,561 decreased $13,951 or 15.4% from the June 30, 2015 raw materials inventory of $90,506. Packaging materials inventory as of June 30, 2016 of $135,732 increased $5,002 or 3.8% from June 30, 2015 packaging materials inventory of $130,726. Goods in process inventory as of June 30, 2016 of $6,540 decreased $7,275 or 52.7% from the June 30, 2015 goods in process inventory of $13,815. Inventory levels vary based primarily on sales and purchases.

Selling Expenses

Selling expenses for the year ended June 30, 2016 increased $13,067 to $436,869, which is 13.2% of net sales, compared to $423,802 or 13.2% of net sales for the year June 30, 2015. This increase is primarily due to higher commissions and depreciation expense offset by lower auto expense. Commissions increased $9,318 to $117,294 for the year ended June 30, 2016, as compared to $107,976 for the year ended June 30, 2015, primarily due to an increase in sales from the brokers. Depreciation expense increased $10,721 to $50,813 for the year ended June 30, 2016, as compared to $40,542 for the year ended June 30, 2015 primarily due to purchases of property and equipment of $130,026 during the year ended June 30, 2015 combined with the purchases of property and equipment of $87,352 during the year ended June 30, 2016. Auto expense decreased $6,884 to $11,961 for the year ended June 30, 2016, as compared to $18,845 for the year ended June 30, 2015, primarily because of new vehicles taking place of the old ones in the current year and lower gasoline prices.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2016 increased $4,251 to $372,684, which is 11.3% of net sales, compared to $368,466 or 11.4% of net sales for the year ended June 30, 2015. The increase is primarily due to an increase in professional fees, a decrease in insurance expense, and other changes netting an increase in expenses of $5,807 over the same period for the year ended June 30, 2015. Professional fees increased $22,076 to $112,007 for the year ended June 30, 2016, as compared to $89,931 for the year ended June 30, 2015 primarily due to an increase in audit fees and low legal fees during the year ended June 30, 2015. Insurance expense decreased $23,632 to $98,632 for the year ended June 30, 2016, as compared to $122,264 for the year ended June 30, 2015 primarily due to less employees on the health coverage plan.

(12)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Fiscal Year 2016 Compared to Fiscal Year 2015 (Continued)

Income from Operations

Income from operations for the year ended June 30, 2016 was 1.2% of net sales, as compared to 5.9% of net sales for the year ended June 30, 2015 for the reasons previously described.

Other Income (Expense)

Other income (expense), net, reflects net loss of $2,867 for the year ended June 30, 2016, as compared to net income of $11,368 for the year ended June 30, 2015. This decrease of $14,235 in other income (expense) was primarily due to these unusual items that occurred during the year ended June 30, 2015: 1) freight claim of approximately $4,000, and 2) a refund of approximately $7,000 from a customer related to an underpayment written off in a previous period.

Income before Income Taxes

Income before income taxes was $36,069 for the year ended June 30, 2016, as compared to $201,758 for the year ended June 30, 2015. The reasons for the decrease of $165,689 have been previously discussed.

Provision for Income Taxes

The Company recorded income tax expense for the year ended June 30, 2016 of $2,473 as compared to an income tax expense of $60,849 for the year ended June 30, 2015. The income tax expense for the year ended June 30, 2016 is a result of operations previously discussed.

Net Income

Net income for the year ended June 30, 2016 was $33,596, compared to net income for the year ended June 30, 2015 of $140,909. This decrease of $107,313 is the result of those items previously discussed.

(13)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Fiscal Year 2016 Compared to Fiscal Year 2015 (Continued)

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	2016	2015
Net Cash Provided (Used) by Operating Activities	$(26,149)	$55,681
Net Cash Used by Investing Activities	$(24,671)	$(108,798)
Net Cash Used by Financing Activities	$(14,125)	$(25,114)

Operating Activities

The negative cash flow of $26,149 generated from operations is a result of small fluctuations in net sales, increases in operating expenses and the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. During the year ended June 30, 2016, sales, net of returns and allowances, increased $80,665 or 2.5% as compared to the year ended June 30, 2015. Total inventory as of June 30, 2016 of $651,876 increased $38,976 or 6.3% from the June 30, 2015 total inventory of $612,900. The timing of inventory purchases and collections from customer’s impact cash flow generated from operations.

Investing Activities

Machinery and equipment cash purchases of $24,671 and $108,798 were made during the years ended June 30, 2016 and 2015, respectively.

Financing Activities

The Company borrowed $300,000 and $265,000, respectively, on its line-of-credit during the fall of 2015 (fiscal 2016) and 2014 (fiscal 2015) busy seasons. Payments of $300,000 and $265,000, respectively, were paid for years ended June 30, 2016 and 2015. The Company entered into a $350,000 line-of-credit agreement expiring on January 4, 2017, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

Loan principal payments were $14,125 and $25,114 for years ended June 30, 2016 and 2015, respectively.

Overall cash and cash equivalents decreased $64,945 to $19,259 at June 30, 2016 from $84,204 at June 30, 2015.

(14)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Fiscal Year 2016 Compared to Fiscal Year 2015 (Continued)

Liquidity and Sources of Capital (Continued)

Financing Activities (Continued)

At June 30, 2016, the Company’s accumulated deficit was $5,463,806, compared to an accumulated deficit of $5,497,402 as of June 30, 2015. Working capital as of June 30, 2016 increased $72,387 to $804,450 from $732,063 as of June 30, 2015.

The Company’s lease on its office and plant facility is effective through March 31, 2025, with an option to extend for an additional time of five years, and currently requires payments of $6,500 per month. At the end of each five year period, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor. The facility is leased from an entity owned 100% by the Vice-President and Director.

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

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 18 through 33 of this Form 10-K.

(15)

Chase General Corporation AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

TABLE OF CONTENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

(16)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.

Kansas City, Missouri

September 23, 2016

(17)

Chase General Corporation AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and 2015

	2016	2015
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$19,259	$84,204
Trade Receivables, Net of Allowance for Doubtful Accounts of $16,549 and $16,296, Respectively	179,622	187,607
Inventories:
Finished Goods	433,043	377,853
Goods in Process	6,540	13,815
Raw Materials	76,561	90,506
Packaging Materials	135,732	130,726
Prepaid Expenses	5,689	5,689
Income Taxes Receivable	29,111	-
Deferred Income Taxes	7,533	7,288
Total Current Assets	893,090	897,688

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	820,885	807,325
Trucks and Autos	213,116	198,845
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,249,935	1,222,104
Less Accumulated Depreciation	896,288	861,341
Total Property and Equipment, Net	353,647	360,763

Total Assets	$1,246,737	$1,258,451

The accompanying notes are an integral part of the consolidated financial statements.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

June 30, 2016 and 2015

	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$46,718	$111,944
Current Maturities of Notes Payable	15,460	8,297
Accrued Expenses	25,163	17,966
Income Taxes Payable	-	26,119
Deferred Income	1,299	1,299
Total Current Liabilities	88,640	165,625

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	55,397	14,004
Deferred Income Taxes	90,446	98,866
Deferred Income	10,064	11,362
Total Long-Term Liabilities	155,907	124,232

Total Liabilities	244,547	289,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,250,000 and $2,220,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,205,000 and $2,175,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,077,730 and $5,019,197, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $827,516 and $817,977, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,463,806)	(5,497,402)
Total Stockholders' Equity	1,002,190	968,594

Total Liabilities and Stockholders' Equity	$1,246,737	$1,258,451

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended June 30, 2016 and 2015

	2016	2015
NET SALES	$3,304,604	$3,223,939

COST OF SALES	2,477,479	2,267,783
Gross Profit on Sales	827,125	956,156

OPERATING EXPENSES
Selling	436,869	423,802
General and Administrative	372,684	368,466
Gain on Sale of Equipment	(21,364)	(26,502)
Total Operating Expenses	788,189	765,766

Income from Operations	38,936	190,390

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,891	13,592
Interest Expense	(4,758)	(2,224)
Total Other Income (Expense), Net	(2,867)	11,368

Net Income before Income Taxes	36,069	201,758

PROVISION FOR INCOME TAXES	2,473	60,849

NET INCOME	$33,596	$140,909

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
- BASIC	$(0.10)	$0.01
- DILUTED	$(0.10)	$0.01

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2016 and 2015

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JUNE 30, 2014	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,638,311)	$827,685

Net income	-	-	-	-	-	-	140,909	140,909

BALANCE, JUNE 30, 2015	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,497,402)	968,594

Net income	-	-	-	-	-	-	33,596	33,596

BALANCE, JUNE 30, 2016	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,463,806)	$1,002,190

The accompanying notes are an integral part of the consolidated financial statements.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from Customers	$3,312,589	$3,215,018
Deferred Income	1,298	1,299
Cost of Sales, Selling, General and Administrative Expenses Paid	(3,269,005)	(3,121,928)
Interest Paid	(4,623)	(2,224)
Income Taxes Paid	(66,408)	(36,484)
Net Cash Provided (Used) by Operating Activities	(26,149)	55,681

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(24,671)	(108,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	300,000	265,000
Principal Payments on Line-of-Credit	(300,000)	(265,000)
Principal Payments on Notes Payable	(14,125)	(25,114)
Net Cash Used by Financing Activities	(14,125)	(25,114)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(64,945)	(78,231)

Cash and Cash Equivalents, Beginning of Year	84,204	162,435

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,259	$84,204

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
(USED) BY OPERATING ACTIVITIES
Net Income	$33,596	$140,909
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	115,832	98,810
Allowance for Bad Debts	253	(412)
Deferred Income Amortization	(1,298)	(1,299)
Deferred Income Taxes	(8,665)	19,449
Gain on Sale of Equipment	(21,364)	(26,502)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	7,732	(8,509)
Inventories	(38,976)	(117,090)
Prepaid Expenses	-	6,544
Income Taxes Receivable	(29,111)	-
Accounts Payable	(65,226)	59,997
Accrued Expenses	7,197	(121,132)
Income Taxes Payable	(26,119)	4,916

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(26,149)	$55,681

The accompanying notes are an integral part of the consolidated financial statements.

(22)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

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

(23)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2016 and 2015 was $183,456 and $187,778, respectively.

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

Inventories

Inventories are carried at the "lower of cost or market value" with cost being determined on the "first-in, first-out" basis of accounting. The cost of finished goods and goods in process inventories include an estimate for manufacturing overhead.

Property and Equipment

The Company’s property and equipment is recorded at cost and is being depreciated on straight-line and accelerated methods over the following estimated useful lives:

Buildings	39 years
Machinery and equipment	5 – 7 years
Trucks and autos	5 years
Office equipment	5 – 7 years
Leasehold improvements	Lesser of estimated
useful life or the
lease term

(24)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

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

Income Taxes

Deferred income taxes are provided using the liability method for temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred income tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred income tax assets are only recognized if it is more likely than not that a tax position will be realized or sustained upon examination by the relevant taxing authority. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of relevant information. Deferred income tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment.

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) 740, Income Taxes. As of June 30, 2016 and 2015, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2016 and 2015.

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

(25)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common Share (Continued)

The following table details out the contingently issuable shares as for 2016 and 2015. For 2016, the contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

	2016	2015
Shares Issuable Upon Conversion of Series A
Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B
Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A
Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B
Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

Advertising Expense

Advertising is expensed when incurred. Advertising expense was $13,941 and $13,791 for the years ended June 30, 2016 and 2015, respectively.

NOTE 2	FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2016 and 2015, deferred revenue of $1,298 and $1,299, respectively, was amortized into income.

(26)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

NOTE 3	NOTES PAYABLE

The Company’s long-term debt at June 30, 2016 and 2015 consists of:

Payee	Terms	2016	2015
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2017, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	38,674	-

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	18,179	-

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	14,004	19,151

Ford Credit	$517 monthly payments, interest of 0%; final payment due March 2016, secured by a vehicle.	-	3,150

	Total	70,857	22,301
	Less current portion	15,460	8,297
	Long-term portion	$55,397	$14,004

Future minimum payments for the years ended June 30 are:

	2017	$15,460
	2018	16,133
	2019	14,477
	2020	11,798
	2021	10,203
	Thereafter	2,786
	Total	$70,857

(27)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

NOTE 4	CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2016 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of
Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2016 and 2015 totaled $7,948,806 and $7,820,734, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2016 and 2015:

	2016	2015
6% Convertible
Series A	$17.25	$16.95
Series B	$16.80	$16.50
5% Convertible
Series A	$66.75	$65.75
Series B	$66.75	$65.75

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

(28)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

NOTE 5	INCOME TAXes

The income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the fiscal years ended 2013, 2014, and 2015 are subject to examination by the IRS taxing authority.

The sources of deferred income tax assets and liability at June 30, 2016 and 2015 are as follows:

	2016	2015
Deferred Income Tax Assets:
Inventories	$1,223	$1,075
Trade Receivables	6,310	6,213
Deferred Income	4,332	4,828
Total Deferred Income Tax Assets	11,865	12,116

Deferred Income Tax Liability:
Property and Equipment	(94,778)	(103,694)
NET DEFERRED INCOME TAX LIABILITY	$(82,913)	$(91,578)

The net deferred income tax asset (liability) is presented in the accompanying June 30, 2016 and 2015 consolidated balance sheets as follows:

	2016	2015
Current Deferred Income Tax Asset	$7,533	$7,288
Noncurrent Deferred Income Tax Liability	(90,446)	(98,866)
NET DEFERRED INCOME TAX LIABILITY	$(82,913)	$(91,578)

The provision (credit) for income taxes for the years ended June 30, 2016 and 2015 consists of the following:

	2016	2015
Current Income Tax Expense	$11,138	$41,400
Deferred Income Tax Expense (Credit)	(8,665)	19,449
	$2,473	$60,849

(29)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

NOTE 5	INCOME TAXes (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2016 and 2015 due to the following:

	2016	2015
Computed at Federal Statutory Rate of 34%	$12,309	$68,623
Increase (Decrease) in Income Taxes Resulting from:
Federal Tax Adjustment Due to Actual Rate vs. Statutory Rate	(9,730)	(10,129)
Non-Deductible Expenses	630	640
Domestic Production Activities Deduction Credit	(1,767)	(4,453)
Other	(27)	132
State Income Taxes	1,058	6,036
	$2,473	$60,849

NOTE 6	INCOME (LOSS) PER SHARE

The income (loss) per share for the years ended June 30, 2016 and 2015, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	2016	2015
Net Income	$33,596	$140,909

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Income (Loss) - Common Stockholders	$(94,476)	$12,837

	2016	2015
Weighted Average of Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$(0.10)	$0.01

Diluted Earnings (Loss) per Share	$(0.10)	$0.01

Contingently issuable shares were not included in the 2016 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

(30)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

NOTE 7	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2016	2015
Cash Paid for:
Interest	$4,623	$2,224
Income Taxes	66,408	36,484
Non-Cash Transactions:
Financing of New Vehicles	62,681	21,228

NOTE 8	COMMITMENTS AND CONTINGENCIES

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity owned by the Vice-President and Director of the Company. The lease term is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2016 and 2015. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30:
2017	$78,000
2018	78,000
2019	78,000
2020	78,000
2021	78,000
Thereafter	292,500
$682,500

As of June 30, 2016, the Company had raw materials purchase commitments with six vendors totaling approximately $256,000.

NOTE 9	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2016, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

(31)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

NOTE 10	CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2016 and 2015, two customers accounted for 58% and 45%, respectively, of the gross sales. As of June 30, 2016 and 2015, two customers accounted for 60% and 55%, respectively, of trade receivables.

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

(32)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2016 and 2015

NOTE 11	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In November 2015, the FASB issued ASC Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. An entity can elect to adopt prospectively or retrospectively to all periods presented. We do not expect the adoption of ASU 2015-17 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02 that amends current consolidation guidance related to the evaluation of whether certain legal entities should be consolidated. The standard modifies both the variable interest entity (“VIE”) model and the voting interest model, including analyses of whether limited partnerships are VIEs and the impact of service fees and related party interests in determining if an entity is a VIE to the reporting entity. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's consolidated financial statements.

NOTE 12	SUBSEQUENT EVENTS

On July 5, 2016, the Company purchased a mixer for approximately $9,400.

The Company monitors significant events occurring after June 30, 2016 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

(33)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was effective.

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

None

(34)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	71	1980 to Present	One Year
Brett A. Yantis	48	January 21, 1999 to Present	One Year
Brian A. Yantis	68	July 16, 1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	71	37	Until Successor Elected
Brett A. Yantis	48	14	Until Successor Elected
Brian A. Yantis	68	24	Until Successor Elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for thirty-seven years, twelve years as Vice-President and twenty-five years as President. He has been on the board of directors for thirty-seven years and has been associated with the candy business for forty-one years.

Brett A. Yantis was elected to the position of Director during the year ending June 30, 1999. Brett was elected Vice-President in January 2003. Brett has been associated with the Company for twenty-two years.

Brian A. Yantis, Secretary has been an officer of the Company since May 1992. Until retiring in 2011, he had been associated with the insurance business for thirty-seven years and was a Vice-President of Aon Risk Services in Chicago, Illinois for twenty-two years.

(35)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

(b)	Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and				Other	Restricted
Principal	Fiscal			Annual	Stock	Option	LTIP	All Other
Position	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis	1) 06-30-16	$138,600	$-	$2,980	-	-	-	-
Barry M. Yantis	1) 06-30-15	$133,650	$19,000	$2,040	-	-	-	-
Barry M. Yantis	1) 06-30-14	$132,000	$4,000	$2,240	-	-	-	-

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(36)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

(37)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

(38)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the 2005 fiscal year to provide office and manufacturing facilities with a limited liability company that is owned 100% by Vice-President and Director, Brett A. Yantis. The annual rent is $78,000.

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2016 and 2015:

	2016	2015
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$67,807	$57,824
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

(39)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

The following have been previously filed and are incorporated by reference to prior years' Forms 10-K filed by the Registrant:

3.1           Articles of Incorporation of Chase General Corporation

3.2           Bylaws

The following are Exhibits attached or explanations included in "Notes to Consolidated Financial Statements" in Part II of this report:

4.            Instruments defining the rights of security holders including indentures - Refer to Note 4.

11.          Computation of income (loss) per share - Refer to Note 6.

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

(40)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date: September 23, 2016	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 23, 2016
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brett Yantis		September 23, 2016
Brett Yantis	Vice-President and Director

/s/ Brian A. Yantis		September 23, 2016
Brian A. Yantis	Secretary and Director

(41)