Form 10-Q
period 2016-09-30
CHASE GENERAL CORP
filed 2016-11-10
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

quarterly report on form 10-q

table of contents

for the three months ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$5,917	$19,259
Trade Receivables, Net of Allowance for Doubtful Accounts of $16,849 and $16,549, Respectively	640,154	179,622
Inventories:
Finished Goods	472,167	433,043
Goods in Process	10,577	6,540
Raw Materials	95,095	76,561
Packaging Materials	121,025	135,732
Prepaid Expenses	30,015	5,689
Income Tax Receivable	29,143	29,111
Deferred Income Taxes	7,605	7,533
Total Current Assets	1,411,698	893,090

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	838,131	820,885
Trucks and Autos	213,116	213,116
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,267,181	1,249,935
Less Accumulated Depreciation	922,780	896,288
Total Property and Equipment, Net	344,401	353,647

Total Assets	$1,756,099	$1,246,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2016	2016
	(Unaudited)

CURRENT LIABILITIES
Bank Overdraft	$17,153	$-
Accounts Payable	287,754	46,718
Current Maturities of Notes Payable	290,626	15,460
Accrued Expenses	50,512	25,163
Deferred Income	1,299	1,299
Total Current Liabilities	647,344	88,640

LONG-TERM LIABILITIES
Deferred Income	9,739	10,064
Notes Payable, Less Current Maturities	51,428	55,397
Deferred Income Taxes	73,325	90,446
Total Long-Term Liabilities	134,492	155,907

Total Liabilities	781,836	244,547

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,257,500 and $2,250,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,212,500 and $2,205,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,092,364 and $5,077,730, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $829,901 and $827,516, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,491,733)	(5,463,806)
Total Stockholders' Equity	974,263	1,002,190

Total Liabilities and Stockholders' Equity	$1,756,099	$1,246,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30
	2016	2015
NET SALES	$862,188	$1,063,103

COST OF SALES	671,891	843,383
Gross Profit on Sales	190,297	219,720

OPERATING EXPENSES
Selling	99,266	122,776
General and Administrative	135,746	115,051
Gain on Sale of Equipment	-	(12,374)
Total Operating Expenses	235,012	225,453

Loss from Operations	(44,715)	(5,733)

OTHER INCOME (EXPENSE)
Miscellaneous Income	375	378
Interest Expense	(815)	(271)
Total Other Income (Expense)	(440)	107

Net Loss before Income Taxes	(45,155)	(5,626)

INCOME TAX BENEFIT	(17,228)	(1,880)

NET LOSS	$(27,927)	$(3,746)

NET LOSS PER SHARE OF COMMON STOCK
Basic	$(0.06)	$(0.04)

Diluted	$(0.06)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,927)	$(3,746)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and Amortization	26,493	29,574
Allowance for Bad Debts	300	300
Deferred Income Amortization	(325)	(324)
Deferred Income Taxes	(17,193)	(3,263)
(Gain) on Sale of Equipment	-	(12,374)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(460,832)	(511,861)
Inventories	(46,988)	42,254
Prepaid Expenses	(24,326)	(26,948)
Income Taxes Receivable	(32)	(8,754)
Accounts Payable	241,036	221,807
Accrued Expenses	25,349	29,976
Income Taxes Payable	-	(17,428)
Net Cash Used by Operating Activities	(284,445)	(260,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(17,247)	(14,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	275,000	225,000
Principal Payments on Notes Payable	(3,803)	(4,423)
Bank Overdraft	17,153	-
Net Cash Provided by Financing Activities	288,350	220,577

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,342)	(54,292)

Cash and Cash Equivalents - Beginning of Period	19,259	84,204

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,917	$29,912

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2016 has been condensed from audited consolidated financial statements at that date. The condensed consolidated financial statements as of and for the three months ended September 30, 2016 and for the three months ended September 30, 2015 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three months ended September 30, 2016 and cash flows for the three months ended September 30, 2016 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to September 30, 2016, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2016.

NOTE 2	EARNINGS (LOSS) PER SHARE

The earnings (loss) per share were computed on the weighted average of outstanding common shares during the period.

	Three Months Ended
	September 30
	2016	2015
Net Loss	$(27,927)	$(3,746)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Loss - Common Stockholders	$(59,945)	$(35,764)

(5)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS (LOSS) PER SHARE (CONTINUED)

Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended
	September 30
	2016	2015
Weighted Average Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Loss per Share	$(0.06)	$(0.04)

Diluted Loss per Share	$(0.06)	$(0.04)

The contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share. Cumulative Preferred Stock dividends in arrears at September 30, 2016 and 2015 totaled $7,980,824 and $7,852,752, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30
	2016	2015
6% Convertible
Series A	$17	$17
Series B	$17	$17
5% Convertible
Series A	$67	$66
Series B	$67	$66

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

(6)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2016	2016
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2017, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$275,000	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	37,117	38,674

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	17,243	18,179

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	12,694	14,004

Total		342,054	70,857
Less Current Portion		290,626	15,460
Long-Term Portion		$51,428	$55,397

Future minimum payments for the twelve months ending September 30 are:

2017	$290,626
2018	16,306
2019	13,229
2020	11,947
2021	9,245
Thereafter	701
Total	$342,054

(7)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at September 30, 2016. The Company has no material tax positions at September 30, 2016 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company’s federal income tax returns for the fiscal years ended 2014, 2015 and 2016 are subject to examination by the IRS taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30
	2016	2015
Cash Paid for:
Interest	$812	$136

Income Taxes	$-	$27,700

Noncash Transactions:
Financing of New Vehicles	$-	$42,682

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

(9)

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended
	September 30
	2016	2015
Net Sales	100%	100%
Cost of Sales	78	79
Gross Profit on Sales	22	21
Operating Expenses	27	22
Loss from Operations	(5)	(1)
Other Income (Expense), Net	(0)	(0)
Loss before Income Taxes	(5)	(1)
Provision (Benefit) for Income Taxes	(2)	(0)
Net Loss	(3)%	(1)%

(10)

Chase General Corporation and Subsidiary

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET SALES

Net sales decreased $200,915 or 19% for the three months ended September 30, 2016 to $862,188 compared to $1,063,103 for the three months ended September 30, 2015. Gross sales for Seasonal Candy decreased $132,966 to $447,062 for the three months ended September 30, 2016, compared to $580,028 for 2015. Gross sales for Chase Candy decreased $70,100 to $421,885 for the three months ended September 30, 2016, compared to $491,985 for 2015. Sales returns and allowances for the Company decreased $2,838 to $6,798 for the three months ended September 30, 2016, compared to $9,636 for 2015. The Company’s other sales decreased $687 to $39 for the three months ended September 30, 2016, compared to $726 for 2015.

The 23% decrease in gross sales of Seasonal Candy of $132,966 for the three months ended September 30, 2016 over the same period ended September 30, 2015, is primarily due to the net effect of the following: 1) decreased orders from three customers in the generic seasonal division netting approximately $148,000 versus the same period a year ago primarily due to two lost customers and one customer decreasing orders; offset by 2) increased volume from various customers in the clamshell seasonal division netting approximately $2,000 versus the same period a year ago primarily due to two customers increasing orders; 3) increased orders in the bulk seasonal division netting approximately $14,000 due to increased sales to two existing customers.

The 14% decrease in gross sales of Chase Candy of $70,100 for the three months ended September 30, 2016 over the same period ended September 30, 2015, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $14,000 versus the same period a year ago primarily due to decreased orders from two existing customers; 2) decreased sales of L278/L212 Mini Mash division by approximately $40,000 versus the same period a year ago primarily due to decreased orders from four existing customers; and 3) decreased sales of L100, L200, SK436, and SK2100 Cherry Mash Merchandisers division by approximately $17,000 versus the same period a year ago due to decreased orders from five existing customers.

COST OF SALES

The cost of sales decreased $171,492 to $671,891, or 78% of related sales for the three months ended September 30, 2016 compared to $843,383, or 79% of related sales for the three months ended September 30, 2015.

The 20% decrease in cost of sales of $171,492 is primarily due to the 19% decrease in net sales of $200,915, a 4% decrease in the raw material cost of sugar, and a 3% decrease in the raw material cost of chocolate offset by a 20% increase in the raw material cost of corn syrup and a 1% increase in the raw material cost of peanuts. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

(11)

Chase General Corporation and Subsidiary

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2016 decreased $23,510 to $99,266, which is 12% of sales, compared to $122,776 or 12% of sales for the three months ended September 30, 2015.

The decrease of $23,510 in selling expenses for the three months ended September 30, 2016 is primarily due to lower commissions expense for the period, lower promotions expense, and lower truck and automobile depreciation expense. Commission expense decreased $8,270 to $33,315 for this period from $41,585 for the three months ended September 30, 2015 primarily due to the decrease in net sales. Promotions expense decreased $7,982 to $17,075 for this period from $25,057 for the three months ended September 30, 2015 primarily due to a decrease in net sales that have a bill-back allowance. Truck and automobile depreciation expense decreased $2,425 to $10,656 for this period from $13,081 for the three months ended September 30, 2015 primarily due to less of that asset class placed in service in the 2016 period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2016 increased $20,695 to $135,746 and increased to 16% of sales, compared to $115,051 or 11% of sales for the three months ended September 30, 2015. The increased costs are primarily because of an increase in professional fees, miscellaneous general expense, and insurance expense. Professional fees expense increased $9,089 to $63,760 for this period from $54,671 for the three months ended September 30, 2016 primarily due to an increase in fees. Miscellaneous general expense increased $5,180 to $8,063 for this period from $2,883 for the three months ended September 30, 2016 primarily due to a non-recurring $6,000 expense occurring in the period. Insurance expense increased $5,090 to $27,447 for this period from $22,357 for the three months ended September 30, 2016 primarily due to a more employees accepting health insurance coverage.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $547 for the three months ended September 30, 2016 to $(440) compared to $107 for the three months ended September 30, 2015 primarily due to a increase in interest expense of $544.

INCOME TAX BENEFIT

The Company recorded a tax benefit for the three months ended September 30, 2016 of $17,228 as compared to tax benefit of $1,880 for the three months ended September 30, 2015. The income tax benefit recorded for the three months ended September 30, 2016 is primarily due to the net loss before income taxes.

NET LOSS

The Company reported a net loss for the three months ended September 30, 2016 of $27,927, compared to net loss of $3,746 for the three months ended September 30, 2015. This decrease of $24,181 is explained above.

(12)

Chase General Corporation and Subsidiary

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2016 and 2015, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2016 was $59,945 which is a decrease of $24,181 as compared to the net loss for the three months ended September 30, 2015 of $35,764.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal year indicated.

	Three Months Ended
	September 30
	2016	2015
Net Cash Used in Operating Activities	$(284,445)	$(260,787)
Net Cash Used in Investing Activities	(17,247)	(14,082)
Net Cash Provided by Financing Activities	288,350	220,577

Management has made no material commitments for capital expenditures during the remainder of fiscal 2017. The $17,247 of cash used in investing activities is the purchase of equipment used during the manufacturing process. The $284,445 of cash used in operating activities is fully detailed in the condensed consolidated statement of cash flows on page four. The $288,350 of cash provided by financing activities is primarily due to the receipt of $275,000 drawn from a line-of-credit, net of principal payments on equipment and vehicle loans. At September 30, 2016, the Company had $75,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements. Management expects that projected cash flows will enable the Company to pay the full balance on the line-of-credit prior to December 31, 2016.

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

(13)

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

(14)

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

(15)

Chase General Corporation and Subsidiary

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2016 is $7,980,824.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

(16)

Chase General Corporation and Subsidiary

Part II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer and Financial Officer Pursuant to Rules 13A-14(A) and 15D-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 10, 2016	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

(18)