Form 10-Q
period 2016-12-31
CHASE GENERAL CORP
filed 2017-02-10
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 9, 2017, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$299,932	$19,259
Trade Receivables, Net of Allowance for Doubtful Accounts of $17,149 and $16,549, Respectively	306,723	179,622
Inventories:
Finished Goods	70,967	433,043
Goods in Process	5,941	6,540
Raw Materials	82,142	76,561
Packaging Materials	145,321	135,732
Prepaid Expenses	39,854	5,689
Income Tax Receivable	6,433	29,111
Deferred Income Taxes	6,943	7,533
Total Current Assets	964,256	893,090

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	838,131	820,885
Trucks and Autos	213,116	213,116
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,267,181	1,249,935
Less Accumulated Depreciation	949,202	896,288
Total Property and Equipment, Net	317,979	353,647

Total Assets	$1,282,235	$1,246,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	June 30,
	2016	2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$142,251	$46,718
Current Maturities of Notes Payable	15,793	15,460
Accrued Expenses	19,772	25,163
Deferred Income	1,299	1,299
Total Current Liabilities	179,115	88,640

LONG-TERM LIABILITIES
Deferred Income	9,415	10,064
Notes Payable, Less Current Maturities	47,416	55,397
Deferred Income Taxes	72,510	90,446
Total Long-Term Liabilities	129,341	155,907

Total Liabilities	308,456	244,547

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,265,000 and $2,250,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,220,000 and $2,205,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,106,997 and $5,077,730, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $832,285 and $827,516, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,492,217)	(5,463,806)
Total Stockholders' Equity	973,779	1,002,190

Total Liabilities and Stockholders' Equity	$1,282,235	$1,246,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31
	2016	2015

NET SALES	$1,153,469	$1,278,677

COST OF SALES	931,235	920,887
Gross Profit on Sales	222,234	357,790

OPERATING EXPENSES
Selling	132,229	156,957
General and Administrative	86,909	95,236
Gain on Sale of Equipment	-	(8,990)
Total Operating Expenses	219,138	243,203

Income from Operations	3,096	114,587

OTHER INCOME (EXPENSE)
Miscellaneous Income	408	421
Interest Expense	(4,140)	(2,741)
Total Other Income (Expense)	(3,732)	(2,320)

Income (Loss) before Income Taxes	(636)	112,267

PROVISION FOR INCOME TAXES (INCOME TAX BENEFIT)	(153)	39,581

NET INCOME (LOSS)	$(483)	$72,686

EARNINGS (LOSS) PER SHARE
Basic	$(0.03)	$0.04

Diluted	$(0.03)	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	December 31
	2016	2015

NET SALES	$2,015,657	$2,341,780

COST OF SALES	1,603,126	1,764,270
Gross Profit on Sales	412,531	577,510

OPERATING EXPENSES
Selling	231,495	279,733
General and Administrative	222,655	210,287
Gain on Sale of Equipment	-	(21,364)
Total Operating Expenses	454,150	468,656

Income (Loss) from Operations	(41,619)	108,854

OTHER INCOME (EXPENSE)
Miscellaneous Income	784	799
Interest Expense	(4,957)	(3,014)
Total Other Income (Expense)	(4,173)	(2,215)

Income (Loss) before Income Taxes	(45,792)	106,639

PROVISION FOR INCOME TAXES (INCOME TAX BENEFIT)	(17,381)	37,701

NET INCOME (LOSS)	$(28,411)	$68,938

EARNINGS (LOSS) PER SHARE
Basic	$(0.10)	$0.01

Diluted	$(0.10)	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(28,411)	$68,938
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	52,913	60,968
Allowance for Bad Debts	600	600
Deferred Income Amortization	(649)	(649)
Deferred Income Taxes	(17,346)	(1,843)
Gain on Sale of Equipment	-	(21,364)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(127,701)	11,718
Inventories	347,505	224,404
Prepaid Expenses	(34,165)	(32,550)
Income Taxes Receivable	22,678	-
Accounts Payable	95,533	13,823
Accrued Expenses	(5,391)	(3,063)
Income Taxes Payable	-	(5,784)
Net Cash Provided by Operating Activities	305,566	315,198

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(17,245)	(21,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	325,000	300,000
Principal Payments on Line-of-Credit	(325,000)	(300,000)
Principal Payments on Notes Payable	(7,648)	(6,666)
Net Cash Used by Financing Activities	(7,648)	(6,666)

NET INCREASE IN CASH AND CASH EQUIVALENTS	280,673	286,910

Cash and Cash Equivalents - Beginning of Period	19,259	84,204

CASH AND CASH EQUIVALENTS - END OF PERIOD	$299,932	$371,114

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	general

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2016 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2016 and for the three and six months ended December 31, 2015 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three and six months ended December 31, 2016 and cash flows for the six months ended December 31, 2016 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to December 31, 2016, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2016.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS (Loss) PER SHARE

The earnings (loss) per share were computed on the weighted average of outstanding common shares during the period. Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015
Net Income (Loss)	$(483)	$72,686	$(28,411)	$68,938

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income (Loss) - Common Stockholders	$(32,501)	$40,668	$(92,447)	$4,902

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$(0.03)	$0.04	$(0.10)	$0.01

Diluted Earnings (Loss) per Share	$(0.03)	$0.02	$(0.10)	$-

The contingently issuable shares, for the three months and six months ended December 31, 2016, were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

(7)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

note 2	EARNINGS (LOSS) PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at December 31, 2016 and 2015 totaled $8,012,842 and $7,884,770, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	December 31
	2016	2015
6% Convertible
Series A	$17	$17
Series B	17	17
5% Convertible
Series A	$67	$66
Series B	67	66

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

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s long-term debt consists of:

		December 31,	June 30,
Payee	Terms	2016	2016
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2018, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	35,537	38,674

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	16,297	18,179

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	11,375	14,004

Total		63,209	70,857
Less Current Portion		15,793	15,460
Long-Term Portion		$47,416	$55,397

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

note 3	NOTES PAYABLE (continued)

Future minimum payments for the twelve months ending December 31 are:

December 31:	Amount
2017	$15,793
2018	16,481
2019	11,973
2020	12,098
2021	6,864
Total	$63,209

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at December 31, 2016. The Company has no material tax positions at December 31, 2016 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at December 31, 2016. The Company’s federal income tax returns for the fiscal years ended 2014, 2015 and 2016 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31
	2016	2015

Cash Paid for:
Interest	$4,957	$3,014

Income Taxes	$2,030	$45,368

Noncash Transactions:
Financing of New Vehicles	$-	$62,681

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," ("ASU 2015-11"). An entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect on the financial position, results of operations or cash flows.

(11)

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015, and Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2016	2015	2016	2015
Net Sales	100%	100%	100%	100%
Cost of Sales	81	72	80	75
Gross Profit on Sales	19	28	20	25
Operating Expenses	19	19	23	20
Income (Loss) from Operations	-	9	(3)	5
Other Income (Expense), Net	-	(1)	-	-
Income (Loss) before Income Taxes	-	8	(3)	5
Provision (Benefit) for Income Taxes	-	3	(1)	2
Net Income (Loss)	-%	5%	(2)%	3%

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET SALES

Net sales decreased $125,208 or 10% for the three months ended December 31, 2016 to $1,153,469 compared to $1,278,677 for the three months ended December 31, 2015. Gross sales for Chase Candy increased $64,909 to $497,792 for the three months ended December 31, 2016, compared to $432,883 for the three months ended December 31, 2015. Gross sales for Seasonal Candy decreased $199,378 to $665,658 for the three months ended December 31, 2016, compared to $865,036 for the three months ended December 31, 2015. Gross sales for other sales for the Company increased $3,291 to $7,143 for the three months ended December 31, 2016, compared to $3,852 for the three months ended December 31, 2015. Sales returns and allowances for the Company decreased $5,970 to $17,124 for the three months ended December 31, 2016, compared to $23,094 for the three months ended December 31, 2015.

The 15% increase in gross sales of Chase Candy of $64,909 for the three months ended December 31, 2016 over the same period ended December 31, 2015, is primarily due to the net effect of the following: 1) increased sales of the L212 Mini Mash division by approximately $31,000 versus the same period a year ago primarily due to increased orders from existing customers; 2) increased sales of L276 Cherry Mash Distributor Pack division by approximately $19,000 versus the same period a year ago primarily due to increased orders from existing customers; 3) increased sales of L200 Cherry Mash Merchandisers division by approximately $9,000 versus the same period a year ago due to increased orders from existing customers; and 4) increased sales of L278 Mini Mash division by approximately $7,000 versus the same period a year ago due to increased orders from existing customers.

The 23% decrease in gross sales of Seasonal Candy of $199,378 for the three months ended December 31, 2016 over the same period ended December 31, 2015, is primarily due to the net effect of the following: 1) a decrease in the generic seasonal division netting approximately $180,000 versus the same period a year ago, primarily due to existing customers decreasing orders; and 2) decreased orders in the bulk seasonal division netting approximately $44,000, due to decreased sales from existing customers; offset by 3) increased volume from various customers in the clamshell seasonal division netting approximately $24,000 versus the same period a year ago, primarily due to existing customers increasing orders.

Net sales decreased $326,123 or 14% for the six months ended December 31, 2016 to $2,015,657 compared to $2,341,780 for the six months ended December 31, 2015. Gross sales for Chase Candy decreased $5,191 to $919,677 for the six months ended December 31, 2016, compared to $924,868 for the six months ended December 31, 2015. Gross sales for Seasonal Candy decreased $332,344 to $1,112,720 for the six months ended December 31, 2016, compared to $1,445,064 for the six months ended December 31, 2015. Gross sales for other sales for the Company increased $2,604 to $7,182 for the six months ended December 31, 2016, compared to $4,578 for the six months ended December 31, 2015. Sales returns and allowances for the Company decreased $8,808 to $23,922 for the six months ended December 31, 2016, compared to $32,730 for the six months ended December 31, 2015.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET SALES (CONTINUED)

The 1% decrease in gross sales of Chase Candy of $5,191 for the six months ended December 31, 2016 over the same period ended December 31, 2015, is primarily due to the following: 1) decreased sales of the L278 Mini Mash division by approximately $15,000 versus the same period a year ago primarily due to existing customers decreasing orders; offset by 2) increased sales of the L276 Cherry Mash Distributor Pack division by approximately $11,000 versus the same period a year ago primarily due to existing customers increasing orders.

The 23% decrease in gross sales of Seasonal Candy of $332,344 for the six months ended December 31, 2016 over the same period ended December 31, 2015, is primarily due to the net effect of the following: 1) decreased orders from three customers in the generic seasonal division netting approximately $328,000 versus the same period a year ago, primarily due to customers decreasing orders; 2) decreased orders in the bulk seasonal division netting approximately $30,000 due to decreased sales from existing customers; offset by 3) increased volume from various customers in the clamshell seasonal division netting approximately $25,000 versus the same period a year ago, primarily due to customers increasing orders.

COST OF SALES

The cost of sales increased $10,348 to $931,235 or 81% of related revenues for the three months ended December 31, 2016, compared to $920,887 or 72% of related revenues for the three months ended December 31, 2015. The 1% increase in cost of sales of $10,348 is primarily due to a 15% increase in the price of peanuts offset by a 4% decrease in the price of sugar and the 10% decrease in net sales of $125,208.

The cost of sales decreased $161,144 to $1,603,126 or 80% of related revenues for the six months ended December 31, 2016, compared to $1,764,270 or 75% of related revenues for the six months ended December 31, 2015. The 9% decrease in cost of sales of $161,144 is primarily due to a 14% decrease in net sales of $326,123, offset by a 10% increase in the price of corn syrup and an 8% increase in the price of peanuts.

Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2016 decreased $24,728 to $132,229, which is 11% of sales, compared to $156,957, or 12% of sales for the three months ended December 31, 2015. The decrease of $24,728 in selling expenses for the three months ended December 31, 2016 is primarily due to lower promotions expense and lower commission expense. Promotions expense, which are paid to customers for various marketing reasons, decreased $13,291 to $27,023 for this period from $40,314 for the three months ended December 31, 2015. Commission expense, which are based on sales, decreased $9,122 to $39,695 for this period from $48,817 for the three months ended December 31, 2015.

Selling expenses for the six months ended December 31, 2016 decreased $48,238 to $231,495, which is 11% of sales, compared to $279,733 or 12% of sales for the six months ended December 31, 2015. The decrease of $48,238 in selling expenses for the six months ended December 31, 2016 is primarily due to lower promotions expense, lower commission expense, and lower depreciation expense for the period. Promotions expense decreased $21,273 to $44,098 for this period from $65,371 for the six months ended December 31, 2015. Commission expense decreased $17,392 to $73,010 for this period from $90,402 for the six months ended December 31, 2015 primarily due to the decrease in sales. Depreciation expense decreased $6,667 to $21,312 for this period from $27,979 primarily due to the decrease in purchases of property and equipment during this period opposed to the six months ended December 31, 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2016 decreased $8,327 to $86,909 and 8% of sales, compared to $95,236 or 7% of sales for the three months ended December 31, 2015. The decrease of $8,327 in general and administrative expenses for the three months ended December 31, 2016 is primarily due to lower professional fees offset by higher insurance expense and higher payroll expense. Professional fees decreased $16,696 to $14,970 for this period from $31,666 for the three months ending December 31, 2015 due to lower audit fees versus the same period a year ago. Insurance expense increased $4,241 to $28,466 for this period from $24,225 for the three months ending December 31, 2015 due to employees changing their enrollment in insurance plans. Payroll expense increased $2,631 to $7,888 for this period from $5,257 for the three months ending December 31, 2015 due to reclassifying payroll expenses that were previously charged to cost of sales to general and administrative payroll expenses as roles in the company changed from the previous period.

General and administrative expenses for the six months ended December 31, 2016 increased $12,368 to $222,655 or 11% of sales, compared to $210,287 or 9% of sales for the six months ended December 31, 2015. The increase of $12,368 in general and administrative expenses for the six months ended December 31, 2016 is primarily due to higher insurance expense and higher payroll tax expense. Insurance expense increased $9,331 to $55,913 for this period from $46,582 for the six months ending December 31, 2015 due to employees changing their enrollment in insurance plans. Payroll tax expense increased $3,702 to $15,296 for this period from $11,594 for the six months ending December 31, 2015 due to reclassifying payroll expenses that were previously charged to cost of sales to general and administrative payroll expenses as roles in the company changed from the previous period.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $1,412 for the three months ended December 31, 2016 to $(3,732), compared to $(2,320) for the three months ended December 31, 2015 primarily due to an increase of $1,399 in interest expense.

Other income (expense) decreased by $1,958 for the six months ended December 31, 2016 to $(4,173), compared to $(2,215) for the six months ended December 31, 2015 primarily due to an increase of $1,943 in interest expense.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded income tax benefit for the three months ended December 31, 2016 of $(153) as compared to income tax expense of $39,581 for the three months ended December 31, 2015. The Company recorded income tax benefit for the six months ended December 31, 2016 of $(17,381) as compared to income tax expense of $37,701 for the six months ended December 31, 2015. The net income tax expense (benefit) recorded for the three and six months ended December 31, 2016 is primarily due to recognizing income taxes in relation to the profitability of operations.

NET INCOME (LOSS)

The Company reported net loss for the three months ended December 31, 2016 of $(483), compared to net income of $72,686 for the three months ended December 31, 2015. This decrease of $73,169 is explained above. The Company reported net loss for the six months ended December 31, 2016 of $(28,411), compared to net income of $68,938 for the six months ended December 31, 2015. This decrease of $97,349 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2016 and 2015, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2016 and 2015, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended December 31, 2016 was $(32,501) which is a decrease of $73,169 as compared to the net income applicable to common stockholders for the three months ended December 31, 2015 of $40,668.

Net loss applicable to common stockholders for the six months ended December 31, 2016 was $(92,447) which is a decrease of $97,349 as compared to the net income applicable to common stockholders for the six months ended December 31, 2015 of $4,902.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Six Months Ended
	December 31
	2016	2015
Net Cash Provided by Operating Activities	$305,566	$315,198
Net Cash Used in Investing Activities	$(17,245)	$(21,622)
Net Cash Used by Financing Activities	$(7,648)	$(6,666)

Management has no material commitments for capital expenditures during the remainder of fiscal 2017. The $305,566 of cash provided by operating activities is fully detailed in the condensed consolidated statement of cash flows on page five. The $17,245 of cash used in investing activities is the purchase of equipment used during the manufacturing process. The $7,648 of cash used in financing activities is the principal payments on equipment and vehicle loans. At December 31, 2016, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

(19)

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

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2016 is $8,012,842.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended December 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 10, 2017	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

(23)