Form 10-Q
period 2017-03-31
CHASE GENERAL CORP
filed 2017-05-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Nonaccelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☒

As of May 11, 2017, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$123,483	$19,259
Trade Receivables, Net of Allowance for Doubtful Accounts of $17,449 and $16,549, Respectively	304,353	179,622
Inventories:
Finished Goods	51,854	433,043
Goods in Process	8,629	6,540
Raw Materials	62,714	76,561
Packaging Materials	158,223	135,732
Prepaid Expenses	25,772	5,689
Prepaid Income Taxes	8,463	29,111
Deferred Income Taxes	7,320	7,533
Total Current Assets	750,811	893,090

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	838,131	820,885
Trucks and Autos	213,116	213,116
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,267,181	1,249,935
Less Accumulated Depreciation	975,623	896,288
Total Property and Equipment, Net	291,558	353,647

Total Assets	$1,042,369	$1,246,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	June 30,
	2017	2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$68,623	$46,718
Current Maturities of Notes Payable	15,962	15,460
Accrued Expenses	41,834	25,163
Deferred Income	1,299	1,299
Total Current Liabilities	127,718	88,640

LONG-TERM LIABILITIES
Deferred Income	9,090	10,064
Notes Payable, Less Current Maturities	43,362	55,397
Deferred Income Taxes	2,567	90,446
Total Long-Term Liabilities	55,019	155,907

Total Liabilities	182,737	244,547

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,272,500 and $2,250,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,227,500 and $2,205,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,121,630 and $5,077,730, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $834,670 and $827,516, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,606,364)	(5,463,806)
Total Stockholders' Equity	859,632	1,002,190

Total Liabilities and Stockholders' Equity	$1,042,369	$1,246,737

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31
	2017	2016

NET SALES	$398,077	$476,676

COST OF SALES	408,514	437,017
Gross Profit (Loss) on Sales	(10,437)	39,659

OPERATING EXPENSES
Selling	69,670	73,854
General and Administrative	97,294	86,747
Total Operating Expenses	166,964	160,601

Loss from Operations	(177,401)	(120,942)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	(6,335)	609
Interest Expense	(729)	(890)
Total Other Income (Expense)	(7,064)	(281)

Loss before Income Taxes	(184,465)	(121,223)

INCOME TAX BENEFIT	(70,320)	(42,708)

NET LOSS	$(114,145)	$(78,515)

LOSS PER SHARE
Basic	$(0.15)	$(0.11)

Diluted	$(0.15)	$(0.11)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	March 31
	2017	2016

NET SALES	$2,413,734	$2,818,456

COST OF SALES	2,011,640	2,201,287
Gross Profit on Sales	402,094	617,169

OPERATING EXPENSES
Selling	301,165	353,587
General and Administrative	319,949	297,034
Gain on Sale of Equipment	-	(21,364)
Total Operating Expenses	621,114	629,257

Loss from Operations	(219,020)	(12,088)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	(5,551)	1,408
Interest Expense	(5,688)	(3,906)
Total Other Income (Expense)	(11,239)	(2,498)

Loss before Income Taxes	(230,259)	(14,586)

INCOME TAX BENEFIT	(87,701)	(5,007)

NET LOSS	$(142,558)	$(9,579)

LOSS PER SHARE
Basic	$(0.25)	$(0.11)

Diluted	$(0.25)	$(0.11)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(142,558)	$(9,579)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	79,334	88,777
Allowance for Bad Debts	900	900
Deferred Income Amortization	(974)	(973)
Deferred Income Taxes	(87,666)	(4,976)
Gain on Sale of Equipment	-	(21,364)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(125,631)	38,926
Inventories	370,456	267,704
Prepaid Expenses	(20,083)	(12,648)
Prepaid Income Taxes	20,648	(29,760)
Accounts Payable	21,905	(71,338)
Accrued Expenses	16,671	10,908
Income Taxes Payable	-	(26,119)
Net Cash Provided by Operating Activities	133,002	230,458

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(17,245)	(21,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	325,000	300,000
Principal Payments on Line-of-Credit	(325,000)	(300,000)
Principal Payments on Notes Payable	(11,533)	(10,361)
Net Cash Used by Financing Activities	(11,533)	(10,361)

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,224	198,475

Cash and Cash Equivalents - Beginning of Period	19,259	84,204

CASH AND CASH EQUIVALENTS - END OF PERIOD	$123,483	$282,679

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2016 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2017 and for the three and nine months ended March 31, 2016 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three and nine months ended March 31, 2017 and cash flows for the nine months ended March 31, 2017 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

No events have occurred subsequent to March 31, 2017, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2017.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS PER SHARE

The income per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016
Net Loss	$(114,145)	$(78,515)	$(142,558)	$(9,579)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Loss - Common Stockholders	$(146,163)	$(110,533)	$(238,612)	$(105,633)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Loss per Share	$(0.15)	$(0.11)	$(0.25)	$(0.11)

Diluted Loss per Share	$(0.15)	$(0.11)	$(0.25)	$(0.11)

The contingently issuable shares, for the three months and nine months ended March 31, 2017 and March 31, 2016, were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

(7)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at March 31, 2017 and 2016 totaled $8,044,860 and $7,916,788, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31
	2017	2016
6% Convertible
Series A	$17	$17
Series B	17	17
5% Convertible
Series A	$68	$67
Series B	68	67

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

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s notes payable consists of:

		March 31,	June 30,
Payee	Terms	2017	2016
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2018, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	33,935	38,674

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	15,344	18,179

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	10,045	14,004

Total		59,324	70,857
Less Current Portion		15,962	15,460
Long-Term Portion		$43,362	$55,397

Future minimum payments for the twelve months ending March 31 are:

March 31:	Amount
2018	$15,962
2019	15,716
2020	11,652
2021	11,155
2022	4,839
Total	$59,324

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at March 31, 2017. The Company has no material tax positions at March 31, 2017, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at March 31, 2017. The Company’s federal income tax returns for the fiscal years ended 2014, 2015, and 2016 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31
	2017	2016

Cash Paid for:
Interest	$5,688	$3,906

Income Taxes	$6,090	$55,888

Noncash Transactions:
Financing of New Vehicles	$-	$62,681

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). An entity using an inventory method other than last-in, first out (“LIFO”) or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material effect on the financial position, results of operations, or cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect on the financial position, results of operations, or cash flows.

In November 2015, the FASB issued ASC Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes” as part of its simplification initiatives. This update requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. An entity can elect to adopt prospectively or retrospectively to all periods presented. The Company does not expect the adoption of ASU 2015-17 to have a material effect on our financial position, results of operations, or cash flows.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of March 31, 2017, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016, and Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2017	2016	2017	2016
Net Sales	100%	100%	100%	100%
Cost of Sales	103	92	83	78
Gross Profit (Loss) on Sales	(3)	8	17	22
Operating Expenses	42	34	26	22
Loss from Operations	(45)	(26)	(9)	-
Other Income (Expense), Net	(2)	-	-	-
Loss before Income Taxes	(47)	(26)	(9)	-
Benefit for Income Taxes	(18)	(9)	(4)	-
Net Loss	(29)%	(17)%	(5)%	-%

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales decreased $78,599 or 16% for the three months ended March 31, 2017 to $398,077 compared to $476,676 for the three months ended March 31, 2016. Gross sales for Chase Candy decreased $65,946 to $403,029 for the three months ended March 31, 2017, compared to $468,975 for the three months ended March 31, 2016. Gross sales for Seasonal Candy decreased $3,949 to $10,020 for the three months ended March 31, 2017, compared to $13,969 for the three months ended March 31, 2016. Gross sales for other sales for the Company decreased $160 to $502 for the three months ended March 31, 2017, compared to $662 for the three months ended March 31, 2016. Sales returns and allowances for the Company increased $8,544 to $15,474 for the three months ended March 31, 2017, compared to $6,930 for the three months ended March 31, 2016.

The 14% decrease in gross sales of Chase Candy of $65,946 for the three months ended March 31, 2017 over the same period ended March 31, 2016, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $38,000 versus the same period a year ago, primarily due to decreased orders from existing customers; 2) decreased sales of L200 Cherry Mash Merchandisers division by approximately $11,000 versus the same period a year ago, primarily due to decreased orders from existing customers; 3) decreased sales of L212 Mini Mash division by approximately $10,000 versus the same period a year ago, due to decreased orders from existing customers; 4) decreased sales of L100 Cherry Mash Merchandiser division by approximately $6,000 versus the same period a year ago, due to decreased orders from existing customers; and 5) various other fluctuations netting a decrease of approximately $1,000.

The 28% decrease in gross sales of Seasonal Candy of $3,949 for the three months ended March 31, 2017 over the same period ended March 31, 2016, is primarily due to the net effect of the following: 1) decreased sales in the generic produce division by approximately $8,000 due to a loss of a customer; offset by 2) increased sales in the clamshell division by approximately $3,000 versus the same period a year ago, primarily due to increased sales to one customer.

Net sales decreased $404,722 or 14% for the nine months ended March 31, 2017 to $2,413,734 compared to $2,818,456 for the nine months ended March 31, 2016. Gross sales for Chase Candy decreased $71,137 to $1,322,706 for the nine months ended March 31, 2017, compared to $1,393,843 for the nine months ended March 31, 2016. Gross sales for Seasonal Candy decreased $336,293 to $1,122,740 for the nine months ended March 31, 2017, compared to $1,459,033 for the nine months ended March 31, 2016. Gross sales for other sales for the Company increased $2,444 to $7,684 for the nine months ended March 31, 2017, compared to $5,240 for the nine months ended March 31, 2016. Sales returns and allowances for the Company decreased $264 to $39,396 for the nine months ended March 31, 2017, compared to $39,660 for the nine months ended March 31, 2016.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The 5% decrease in gross sales of Chase Candy of $71,137 for the nine months ended March 31, 2017 over the same period ended March 31, 2016, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $27,000 versus the same period a year ago, primarily due to two customers decreasing orders, 2) decreased sales of the L200 Cherry Mash Merchandisers division by approximately $21,000 versus the same period a year ago, primarily due to three customers decreasing orders, 3) decreased sales of the L278 Mini Mash division by approximately $13,000 versus the same period a year ago, primarily due to two customers decreasing orders, 4) decreased sales of the L100 Cherry Mash merchandisers division by approximately $5,000 versus the same period a year ago, primarily due to one customer decreasing orders, 5) decreased sales of the L279 Bulk Mini Mash division by approximately $3,000 versus the same period a year ago, primarily due to decreased orders from customers, and 6) decreased sales of the L260 Changemaker Jar division by approximately $2,000 versus the same period a year ago, primarily due to decreased orders from customers

The 23% decrease in gross sales of Seasonal Candy of $336,293 for the nine months ended March 31, 2017 over the same period ended March 31, 2016, is primarily due to the net effect of the following: 1) decreased orders from three customers in the generic seasonal division netting approximately $336,000 versus the same period a year ago, primarily due to customers decreasing orders; 2) decreased orders in the bulk seasonal division netting approximately $30,000 due to decreased sales from existing customers; offset by 3) increased volume from various customers in the clamshell seasonal division netting approximately $29,000 versus the same period a year ago, primarily due to customers increasing orders.

COST OF SALES

The cost of sales decreased $28,503 to $408,514 or 103% of related revenues for the three months ended March 31, 2017, compared to $437,017 or 92% of related revenues for the three months ended March 31, 2016. The 7% decrease in cost of sales of $28,503 is primarily due to the net impact of a 16% decrease in net sales of $78,599 and a 4% decrease in the price of chocolate, offset by a 15% increase in the price of peanuts and an 8% increase in the price of corn syrup. Cost of sales outpaced net sales primarily due to outdated inventory totaling approximately $13,000 being returned during the period.

The cost of sales decreased $189,647 to $2,011,640 or 83% of related revenues for the nine months ended March 31, 2017, compared to $2,201,287 or 78% of related revenues for the nine months ended March 31, 2016. The 9% decrease in cost of sales of $189,647 is primarily due to the net impact of a 14% decrease in net sales of $404,722 offset by a 10% increase in the price of peanuts and a 9% increase in the price of corn syrup.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2017 decreased $4,184 to $69,670, which is 18% of sales, compared to $73,854, or 15% of sales for the three months ended March 31, 2016. The decrease of $4,184 in selling expenses for the three months ended March 31, 2017 is primarily due to lower commission expense. Commissions decreased $4,207 to $8,632 for this period from $12,839 for the three months ended March 31, 2016, primarily due to a decrease in sales.

Selling expenses for the nine months ended March 31, 2017 decreased $52,422 to $301,165, which is 12% of sales, compared to $353,587 or 13% of sales for the nine months ended March 31, 2016. The decrease of $52,422 in selling expenses for the nine months ended March 31, 2017 is primarily due to lower commissions, promotions, vehicle depreciation, and automobile expenses. Commission expense decreased $21,559 to $81,642 for this period from $103,241 for the nine months ended March 31, 2016 primarily due to a decrease in sales. Promotions expense, which are paid to customers for various marketing reasons, decreased $18,139 to $47,777 for this period from $65,916 for the three months ended March 31, 2016. Depreciation expense decreased $7,429 to $31,967 for this period from $39,396 primarily due to a decrease in purchases of property and equipment during this period opposed to the nine months ended March 31, 2016. Automobile expense, which does not include depreciation, decreased $3,507 to $4,894 for this period from $8,401, primarily due to falling gasoline prices and reduced maintenance costs primarily caused by the purchase of new vehicles during the nine months ended March 31, 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2017 increased $10,547 to $97,294 and 24% of sales, compared to $86,747 or 18% of sales for the three months ended March 31, 2016. The increase of $10,547 in general and administrative expenses for the three months ended March 31, 2017 is primarily due to higher insurance expense. Insurance expense increased $10,407 to $36,664 for this period from $26,257 for the three months ended March 31, 2016 due to employees changing their enrollment in insurance plans.

General and administrative expenses for the nine months ended March 31, 2017 increased $22,915 to $319,949 or 13% of sales, compared to $297,034 or 11% of sales for the nine months ended March 31, 2016. The increase of $22,915 in general and administrative expenses for the nine months ended March 31, 2017 is primarily due to an increase in insurance expense, miscellaneous general expense, and payroll tax expense offset by a decrease in professional fees. Insurance expense increased $19,738 to $92,577 for this period from $72,839 for the nine months ended March 31, 2016 due to employees changing their enrollment insurance plans. Miscellaneous general expense increased $4,698 to $11,050 for this period from $6,352 for the three months ended March 31, 2016 due to the payment of a non-recurring workplace penalty. Payroll tax expense increased $4,462 to $22,812 for this period from $18,350 for the three months ended March 31, 2016 due to reclassifying payroll expenses that were previously charged to cost of sales to general and administrative payroll expense as roles in the Company changed from previous periods. Professional fees decreased $7,443 to $91,869 for this period from $99,312 for the three months ended March 31, 2016 due to lower audit fees.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $6,783 for the three months ended March 31, 2017 to $(7,064), compared to $(281) for the three months ended March 31, 2016 primarily due to an increase of $6,912 in miscellaneous expense. The reason for this increase is primarily due to a nonrecurring transition fee charged to the Company by a customer to offset the customer’s product relocation costs.

Other income (expense) decreased by $8,741 for the nine months ended March 31, 2017 to $(11,239), compared to $(2,498) for the nine months ended March 31, 2016 primarily due to an increases of $6,926 and $1,782 in miscellaneous expense and interest expense, respectively. The increase in miscellaneous expense is primarily due to a nonrecurring transition fee charged to the Company by a customer to offset the customer’s product relocation costs.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded income tax benefit for the three months ended March 31, 2017 of $(70,320) as compared to income tax benefit of $(42,708) for the three months ended March 31, 2016. The Company recorded income tax benefit for the nine months ended March 31, 2017 of $(87,701) as compared to income tax benefit of $(5,007) for the nine months ended March 31, 2016. The net income tax expense (benefit) recorded for the three and nine months ended March 31, 2017 is primarily due to recognizing income taxes related to current net income or loss.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2017 of $(114,145), compared to a net loss of $(78,515) for the three months ended March 31, 2016. This earnings decrease of $35,630 is explained above. The Company reported net loss for the nine months ended March 31, 2017 of $(142,558), compared to net loss of $(9,579) for the nine months ended March 31, 2016. This earnings decrease of $132,979 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2017 and 2016, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2017 and 2016, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2017 was $(146,163) which is an increase in losses of $(35,630) as compared to the net loss for the three months ended March 31, 2016 of $(110,533).

Net income (loss) applicable to common stockholders for the nine months ended March 31, 2017 was $(238,612) which is an increase in losses of $(132,979) as compared to the net loss for the nine months ended March 31, 2016 of $(105,633).

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Nine Months Ended
	March 31
	2017	2016
Net Cash Provided by Operating Activities	$133,002	$230,458
Net Cash Used by Investing Activities	$(17,245)	$(21,622)
Net Cash Used by Financing Activities	$(11,533)	$(10,361)

Management has no material commitments for capital expenditures during the remainder of fiscal 2017. The $133,002 of cash provided by operating activities is fully detailed in the condensed consolidated statement of cash flows on page five. The $17,245 of cash used in investing activities is the purchase of equipment used during the manufacturing process. The $11,533 of cash used in financing activities is the principal payments on vehicle loans. At March 31, 2017, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2017 is $8,044,860.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 12, 2017	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

(23)