Form 10-K
period 2017-06-30
CHASE GENERAL CORP
filed 2017-09-27
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2017

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

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Issuer is not actively traded. Therefore, market value of the stock is unknown as of 60 days prior to the date of this filing.

As of September 26, 2017 there were 969,834 shares of Common Stock, $1.00 par value, outstanding.

Chase General Corporation AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

FOR THE YEAR ENDED JUNE 30, 2017

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

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

(1)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

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

The Champion Crème Drops, Frosted Pretzels and Jelly Candies are not produced or repackaged by the Company.

All products are shipped to customers by commercial haulers.

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2017 and 2016, this division accounted for 59% and 56%, respectively, of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2017 and 2016, this division accounted for 40% and 44%, respectively, of the consolidated sales of Dye Candy Company.

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

FOR THE YEAR ENDED JUNE 30, 2017

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

Research and Development

The Company has not developed any new products for the years ended June 30, 2017 and 2016.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. No suppliers accounted for more than 10% of the Company’s cost of sales for the years ended June 30, 2017 and 2016.

(3)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

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

Employees

As of June 30, 2017, the Company had 19 full time employees. This expands to approximately 30 full time personnel during the busy production months of August through December.

Customers

For the years ended June 30, 2017 and 2016, one customer accounted for 34% and 41%, respectively, of gross sales. As of June 30, 2017 and 2016, that same customer accounted for 21% and 24%, respectively, of trade receivables. For the years ended June 30, 2017 and 2016, another customer and its affiliates accounted for 20% and 17%, respectively, of gross sales. As of June 30, 2017 and 2016, that same customer and its affiliates accounted for 31% and 36%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2017 and 2016.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company is evaluating the requirements of the Food Safety Modernization Act (FSMA).  The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested and processed.  As of the fiscal year ended June 30, 2017 and through the filing of this form, management believes the Company is compliant with all FSMA requirements. Another inspection for compliance will be conducted by a third party within 24 months of year end. Management does not anticipate any future expenditures in the next twelve months in this regard.

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

FOR THE YEAR ENDED JUNE 30, 2017

Item 1A	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2017.

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

Chase General Office and Dye Candy Company Operating Plant - This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity owned by the Vice-President and Director of the Company. The annual rental expense of this facility was $78,000 for each year ended June 30, 2017 and 2016.

The net book value of our premises, land and office, and production equipment totaled $265,138 and $353,647 at June 30, 2017 and 2016, respectively.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

(5)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 26, 2017, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

FOR THE YEAR ENDED JUNE 30, 2017

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

Overview

During fiscal year ended 2017, the Company’s net sales were $2,753,043, as compared to net sales of $3,304,604 for fiscal year ended June 30, 2016. This 16.7% decrease in volume and an 8.8% decrease in cost of sales and a 2.2% decrease in operating expenses resulted in decreased profitability during the year, as reflected in the loss from operations of $277,586 for fiscal year 2017 compared to income from operations of $38,936 for fiscal year 2016. Working capital decreased $135,004 to $669,446 for the current year from $804,450 for the fiscal year 2016 due primarily to a decrease in inventories, decrease in trade receivable, decrease in income taxes receivable, and an increase in accounts payable offset by an increase in deferred income taxes, increase in cash, and an increase in prepaid expenses.

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

FOR THE YEAR ENDED JUNE 30, 2017

Critical Accounting Policies and Estimates (Continued)

General (Continued)

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

There have been no other events that have occurred subsequent to June 30, 2017, through the date of filing this form, that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended June 30, 2017.

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

FOR THE YEAR ENDED JUNE 30, 2017

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

(9)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

Results of Operations

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations for the years ended June 30, 2017 and 2016, respectively:

	2017	2016
Net Sales	100.00%	100.00%
Cost of Sales	82.09	74.97
Gross Profit on Sales	17.91	25.03
Selling Expense	13.58	13.22
General and Administrative Expense	14.42	11.28
Gain on Sale of Equipment	-	(0.65)
Income (Loss) from Operations	(10.09)	1.18
Other Expense, Net	(0.42)	(0.09)
Income (Loss) before Income Taxes	(10.51)	1.09
Provision for Income Taxes (Benefit)	(4.00)	0.07
Net Income (Loss)	(6.51)	1.02
Preferred Dividends	(4.65)	(3.88)

Loss Applicable to Common Stockholders	(11.16)%	(2.86)%

Fiscal Year 2017 Compared to Fiscal Year 2016

Net Sales

During the year ended June 30, 2017, sales, net of returns and allowances, decreased $551,561 or 16.7% as compared to the year ended June 30, 2016. Gross sales for Chase Candy products decreased $203,051 or 10.9% to $1,666,393 for the year ended June 30, 2017 compared to $1,869,444 for 2016. Gross sales for Seasonal Candy products decreased $361,705 or 24.3% to $1,127,619 for the year ended June 30, 2017 as compared to $1,489,324 for 2016. The Company’s returns and allowances decreased $11,021 or 17.8% to $50,860 for the year ended June 30, 2017, compared to $61,881 for the year ended June 30, 2016. The Company’s other sales increased $2,174 or 28.2% to $9,891 for the year ended June 30, 2017, compared to $7,717 for the year ended June 30, 2016.

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 10.9% decrease in gross sales of Chase Candy of $203,051 for the year ended June 30, 2017 over the same period ended June 30, 2016, is primarily due to the following: 1) competitive factors and customer mergers causing a decrease in Chase Candy sales, 2) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $127,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 3) decreased sales of the L278/L212 Mini Mash division by approximately $38,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 4) decreased sales of the Cherry Mash Merchandisers division by approximately $33,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 5) decreased sales of the L260 Changemaker Jar division by approximately $3,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, and 6) various other fluctuations netting to a decrease of approximately $2,000.

(10)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

Fiscal Year 2017 Compared to Fiscal Year 2016 (Continued)

Net Sales (Continued)

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 24.3% decrease in gross sales of Seasonal Candy of $361,705 for the year ended June 30, 2017 over the same period ended June 30, 2016, is primarily due to the net effect of the following: 1) competitive factors causing an overall decrease in the sales of the seasonal division 2) decreased sales in the clamshell seasonal division by approximately $377,000 due to decreased orders from existing customers; 3) decreased sales in the bulk seasonal division by approximately $12,000 versus the same period a year ago, primarily due to decreased orders from existing customers; offset by 4) increased sales in the Chase clamshell seasonal division by approximately $27,000 versus the same period a year ago, primarily due to increased orders from four customers.

Cost of Sales

Cost of sales for the year ended June 30, 2017, as compared to the year ended June 30, 2016, decreased by 8.8%. The cost of sales decreased $217,527 to $2,259,952 while increasing to 82.1% of net sales for the year ended June 30, 2017, compared to $2,477,479 or 75.0% of net sales for the year ended June 30, 2016.

The 8.8% decrease in cost of sales of $217,527 is primarily due to the net impact of a 16.7% decrease in net sales of $551,561 and an 8.8% decrease in the price of corn syrup offset by an 11.2% increase in the price of peanuts. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Primarily due to the fluctuations in these raw material prices, gross margins have decreased due to unchanged sales prices during the period. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices.

Labor costs, including wages, vacation pay and payroll taxes of $494,576 for the year ended June 30, 2017, decreased 11.8% or $66,236 as compared to $560,812 for the period ended 2016 primarily due to decreased production wages due to decreased hours, bonuses, and pay rates compared to the same period ended June 30, 2016.

Freight expense, including shipping and handling costs on goods shipped of $159,851 for the year ended June 30, 2017, decreased 12.9% or $23,605 as compared to $183,456 for the period ended 2016 due primarily to a decrease in sales.

Cost of sales outpaced net sales primarily due to outdated inventory totaling approximately $13,000 being returned during the year due to a stricter shelf life policy being implemented by the customers.

(11)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

Fiscal Year 2017 Compared to Fiscal Year 2016 (Continued)

Gross Profit on Sales

The gross profit decreased 40.4% or $334,034 to $493,091 decreasing to 17.9% of related net sales for the year ended June 30, 2017, as compared to $827,125 or 25.0% of related net sales for the year ended June 30, 2016, as a net result of the 8.8% decrease in cost of sales described above and the 16.7% decrease in net sales.

Finished goods inventory as of June 30, 2017 of $270,352 decreased $162,691 or 37.6% from the June 30, 2016 finished goods inventory of $433,043. Raw materials inventory as of June 30, 2017 of $60,655 decreased $15,906 or 20.8% from the June 30, 2016 raw materials inventory of $76,561. Packaging materials inventory as of June 30, 2017 of $135,638 decreased $94 or 0.01% from June 30, 2016 packaging materials inventory of $135,732. Goods in process inventory as of June 30, 2017 of $13,393 increased $6,853 or 104.8% from the June 30, 2016 goods in process inventory of $6,540. Inventory levels vary based primarily on sales and purchases.

Selling Expenses

Selling expenses for the year ended June 30, 2017 decreased $63,126 to $373,743, which is 13.6% of net sales, compared to $436,869 or 13.2% of net sales for the year June 30, 2016. This decrease is primarily due to lower commissions, promotions, depreciation expense, customer shows, and truck expense. Commissions decreased $24,772 to $92,522 for the year ended June 30, 2017, as compared to $117,294 for the year ended June 30, 2016, primarily due to a decrease in sales from the brokers. Promotions expense, which are paid to customers for various marketing reasons, decreased $20,081 to $48,973 for the year ended June 30, 2017, as compared to $69,774 for the year ended June 30, 2016, primarily due to decrease sales with an existing customer. Depreciation expense decreased $8,190 to $42,623 for the year ended June 30, 2017, as compared to $50,813 for the year ended June 30, 2016 primarily due to a decrease in purchases of property and equipment in the current year opposed to the twelve months ended June 30, 2016. Customer shows decreased $4,622 to $4,338 for the year ended June 30, 2017, as compared to $9,010 for the year ended June 30, 2016, primarily due to fewer customers attending trade shows in the current year compared to twelve months ended June 30, 2016. Truck expense, which does not included depreciation, decreased $4,499 to $5,599 for the year ended June 30, 2017, as compared to $10,098 for the year ended June 30, 2016, primarily because of new vehicle purchases in the twelve months ending June 30, 2016.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2017 increased $24,250 to $396,934, which is 14.4% of net sales, compared to $372,684 or 11.3% of net sales for the year ended June 30, 2016. The increase is primarily due to an increase in insurance expense. Insurance expense increased $25,386 to $124,018 for the year ended June 30, 2017, as compared to $98,632 for the year ended June 30, 2016 primarily due to more employees on the health coverage plan.

(12)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

Fiscal Year 2017 Compared to Fiscal Year 2016 (Continued)

Income (Loss) from Operations

Loss from operations for the year ended June 30, 2017 was (10.1)% of net sales, as compared to an income from operations of 1.2% of net sales for the year ended June 30, 2016 for the reasons previously described.

Other Expense

Other expense reflects a net expense of $11,466 for the year ended June 30, 2017, as compared to net expense of $2,867 for the year ended June 30, 2016. This increase of $8,599 in other expense was primarily due to increases of $6,980 and $1,619 in miscellaneous expense and interest expense, respectively. The increase in miscellaneous expense is primarily due to a nonrecurring transition fee charged to the Company by a customer to offset the customer’s product relocation costs.

Income (Loss) before Income Taxes

Loss before income taxes was $(289,052) for the year ended June 30, 2017, as compared to an income before income taxes of $36,069 for the year ended June 30, 2016. The reasons for the decrease of $325,121 have been previously discussed.

Provision (Benefit) for Income Taxes

The Company recorded income tax benefit for the year ended June 30, 2017 of $(110,111) as compared to an income tax expense of $2,473 for the year ended June 30, 2016. The income tax benefit for the year ended June 30, 2017 is a result of operations previously discussed.

Net Income (Loss)

Net income (loss) for the year ended June 30, 2017 was $(178,941), compared to net income for the year ended June 30, 2016 of $33,596. This decrease of $212,537 is the result of those items previously discussed.

(13)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

Fiscal Year 2017 Compared to Fiscal Year 2016 (Continued)

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	2017	2016
Net Cash Provided (Used) by Operating Activities	$59,628	$(26,149)
Net Cash Used by Investing Activities	$(17,245)	$(24,671)
Net Cash Used by Financing Activities	$(15,460)	$(14,125)

Operating Activities

The positive cash flow of $59,628 generated from operations is a result of small fluctuations in net sales, increases in operating expenses and the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. During the year ended June 30, 2017, sales, net of returns and allowances, decreased $551,561 or 16.7% as compared to the year ended June 30, 2016. Total inventory as of June 30, 2017 of $480,038 decreased $171,838 or 26.4% from the June 30, 2016 total inventory of $651,876. Trade receivables as of June 30, 2017 of $127,207 decreased $52,415 or 29% from the June 30, 2016 trade receivables of $179,622. The timing of inventory purchases and collections from customer trade receivables had the most significant impact on cash flow generated from operations.

Investing Activities

Machinery and equipment cash purchases of $17,245 and $24,671 were made during the years ended June 30, 2017 and 2016, respectively.

Financing Activities

The Company borrowed $325,000 and $300,000, respectively, on its line-of-credit during the fall of 2016 (fiscal 2017) and 2015 (fiscal 2016) busy seasons. Payments of $325,000 and $300,000, respectively, were paid for years ended June 30, 2017 and 2016. The Company entered into a $350,000 line-of-credit agreement expiring on January 4, 2018, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

Loan principal payments were $15,460 and $14,125 for years ended June 30, 2017 and 2016, respectively.

Overall cash and cash equivalents increased $26,923 to $46,182 at June 30, 2017 from $19,259 at June 30, 2016.

(14)

Chase General Corporation

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

Fiscal Year 2017 Compared to Fiscal Year 2016 (Continued)

Liquidity and Sources of Capital (Continued)

Financing Activities (Continued)

At June 30, 2017, the Company’s accumulated deficit was $5,642,747, compared to an accumulated deficit of $5,463,806 as of June 30, 2016. Working capital as of June 30, 2017 decreased $135,004 to $669,446 from $804,450 as of June 30, 2016.

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

CONSOLIDATED FINANCIAL REPORT

TABLE OF CONTENTS

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

(16)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

CHASE GENERAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chase General Corporation and Subsidiary as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

Kansas City, Missouri
September 27, 2017

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND 2016

	2017	2016
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$46,182	$19,259
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,733 and $16,549, Respectively	127,207	179,622
Inventories:
Finished Goods	270,352	433,043
Goods in Process	13,393	6,540
Raw Materials	60,655	76,561
Packaging Materials	135,638	135,732
Prepaid Expenses	24,689	5,689
Income Taxes Receivable	11,160	29,111
Deferred Income Taxes	90,469	7,533
Total Current Assets	779,745	893,090

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	838,131	820,885
Trucks and Autos	213,116	213,116
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,267,181	1,249,935
Less Accumulated Depreciation	1,002,043	896,288
Total Property and Equipment, Net	265,138	353,647

Total Assets	$1,044,883	$1,246,737

The accompanying notes are an integral part of the consolidated financial statements.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

June 30, 2017 AND 2016

	2017	2016
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$63,628	$46,718
Current Maturities of Notes Payable	16,133	15,460
Accrued Expenses	29,239	25,163
Deferred Income	1,299	1,299
Total Current Liabilities	110,299	88,640

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	39,264	55,397
Deferred Income Taxes	63,306	90,446
Deferred Income	8,765	10,064
Total Long-Term Liabilities	111,335	155,907

Total Liabilities	221,634	244,547

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,280,000 and $2,250,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,235,000 and $2,205,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,136,263 and $5,077,730, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $837,055 and $827,516, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,642,747)	(5,463,806)
Total Stockholders' Equity	823,249	1,002,190

Total Liabilities and Stockholders' Equity	$1,044,883	$1,246,737

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 2017 AND 2016

	2017	2016
NET SALES	$2,753,043	$3,304,604

COST OF SALES	2,259,952	2,477,479
Gross Profit on Sales	493,091	827,125

OPERATING EXPENSES
Selling Expenses	373,743	436,869
General and Administrative Expenses	396,934	372,684
Gain on Sale of Equipment	-	(21,364)
Total Operating Expenses	770,677	788,189

Income (Loss) from Operations	(277,586)	38,936

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	(5,089)	1,891
Interest Expense	(6,377)	(4,758)
Total Other Expense	(11,466)	(2,867)

Income (Loss) before Income Taxes	(289,052)	36,069

PROVISION (BENEFIT) FOR INCOME TAXES	(110,111)	2,473

NET INCOME (LOSS)	$(178,941)	$33,596

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.32)	$(0.10)
- DILUTED	$(0.32)	$(0.10)

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2017 AND 2016

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JUNE 30, 2015	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,497,402)	$968,594

Net Income	-	-	-	-	-	-	33,596	33,596

BALANCE, JUNE 30, 2016	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,463,806)	1,002,190

Net Loss	-	-	-	-	-	-	(178,941)	(178,941)

BALANCE, JUNE 30, 2017	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,642,747)	$823,249

The accompanying notes are an integral part of the consolidated financial statements.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from Customers	$2,805,458	$3,312,589
Deferred Income	1,299	1,298
Cost of Sales, Selling, General and Administrative Expenses Paid	(2,733,995)	(3,269,005)
Interest Paid	(6,377)	(4,623)
Income Taxes Paid	(6,757)	(66,408)
Net Cash Provided (Used) by Operating Activities	59,628	(26,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(17,245)	(24,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	325,000	300,000
Principal Payments on Line-of-Credit	(325,000)	(300,000)
Principal Payments on Notes Payable	(15,460)	(14,125)
Net Cash Used by Financing Activities	(15,460)	(14,125)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,923	(64,945)

Cash and Cash Equivalents, Beginning of Year	19,259	84,204

CASH AND CASH EQUIVALENTS, END OF YEAR	$46,182	$19,259

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net Income (Loss)	$(178,941)	$33,596
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	105,754	115,832
Allowance for Bad Debts	(2,916)	253
Deferred Income Amortization	(1,299)	(1,298)
Deferred Income Taxes	(110,076)	(8,665)
Gain on Sale of Equipment	-	(21,364)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	55,331	7,732
Inventories	171,838	(38,976)
Prepaid Expenses	(19,000)	-
Income Taxes Receivable	17,951	(29,111)
Accounts Payable	16,910	(65,226)
Accrued Expenses	4,076	7,197
Income Taxes Payable	-	(26,119)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$59,628	$(26,149)

The accompanying notes are an integral part of the consolidated financial statements.

(22)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2017 and 2016

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Years Ended June 30, 2017 and 2016

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2017 and 2016 was $159,851 and $183,456, respectively.

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

Years Ended June 30, 2017 and 2016

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

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) 740, Income Taxes. As of June 30, 2017 and 2016, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2017 and 2016.

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

Years Ended June 30, 2017 and 2016

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common Share (Continued)

The following table details out the contingently issuable shares for the years ended June 30, 2017 and 2016. For 2017 and 2016, the contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

	2017	2016
Shares Issuable Upon Conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

Advertising Expense

Advertising is expensed when incurred. Advertising expense was $16,049 and $13,941 for the years ended June 30, 2017 and 2016, respectively.

Going Concern

During the year ended June 30, 2017, the Company adopted ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. Management determined that there are no conditions or events, when considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the consolidated financial statements are available for issuance.

(26)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2017 and 2016

NOTE 2	FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2017 and 2016, deferred revenue of $1,299 and $1,298, respectively, was amortized into income.

(27)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2017 and 2016

NOTE 3	NOTES PAYABLE

The Company’s long-term debt at June 30, 2017 and 2016 consists of:

Payee	Terms	2017	2016
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2018, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	32,308	38,674

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	14,383	18,179

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	8,706	14,004

	Total	55,397	70,857
	Less current portion	16,133	15,460
	Long-term portion	$39,264	$55,397

Future minimum payments for the years ended June 30 are:

2018	$16,133
2019	14,477
2020	11,798
2021	10,204
2022	2,785
Total	$55,397

(28)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2017 and 2016

NOTE 4	CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2017 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2017 and 2016 totaled $8,076,878 and $7,948,806, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2017 and 2016:

	2017	2016
6% Convertible
Series A	$17.55	$17.25
Series B	$17.10	$16.80
5% Convertible
Series A	$67.50	$66.75
Series B	$67.50	$66.75

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

Years Ended June 30, 2017 and 2016

NOTE 5	INCOME TAXes

The income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the years ended June 30, 2016, 2015, and 2014 are subject to examination by the IRS taxing authority.

The sources of deferred income tax assets and liability at June 30, 2017 and 2016 are as follows:

	2017	2016
Deferred Income Tax Assets:
Net Operating Loss Carryover	$83,694	$-
Trade Receivables	5,251	6,310
Deferred Income	3,837	4,332
Inventories	952	1,223
Contribution Carryover	572	-
Total Deferred Income Tax Assets	94,306	11,865

Deferred Income Tax Liability:
Property and Equipment	(67,143)	(94,778)
NET DEFERRED INCOME TAX ASSET (LIABILITY)	$27,163	$(82,913)

The net deferred income tax asset (liability) is presented in the accompanying June 30, 2017 and 2016 consolidated balance sheets as follows:

	2017	2016
Current Deferred Income Tax Asset	$90,469	$7,533
Noncurrent Deferred Income Tax Liability	(63,306)	(90,446)
NET DEFERRED INCOME TAX ASSET (LIABILITY)	$27,163	$(82,913)

The provision (benefit) for income taxes for the years ended June 30, 2017 and 2016 consists of the following:

	2017	2016
Current Income Tax Expense (Credit)	$(35)	$11,138
Deferred Income Tax Credit	(110,076)	(8,665)
	$(110,111)	$2,473

(30)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2017 and 2016

NOTE 5	INCOME TAXes (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income for the years ended June 30, 2017 and 2016 due to the following:

	2017	2016
Computed at Federal Statutory Rate of 34%	$(98,278)	$12,309
Increase (Decrease) in Income Taxes Resulting from:
Non-Deductible Expenses	111	630
Federal Tax Adjustment Due to Actual Rate vs. Statutory Rate	-	(9,730)
Domestic Production Activities Deduction Credit	-	(1,767)
Other	(36)	(27)
State Income Taxes	(11,908)	1,058
	$(110,111)	$2,473

The Company has available at June 30, 2017, $219,526 of unused operating loss that may be carried back two years to offset prior taxable income or carried forward and applied against future taxable income. The carryforward expires on June 30, 2038.

NOTE 6	LOSS PER SHARE

The loss per share for the years ended June 30, 2017 and 2016, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	2017	2016
Net Income (Loss)	$(178,941)	$33,596

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Loss - Common Stockholders	$(307,013)	$(94,476)

	2017	2016
Weighted Average of Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Loss per Share	$(0.32)	$(0.10)

Diluted Loss per Share	$(0.32)	$(0.10)

Contingently issuable shares were not included in the 2017 and 2016 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

(31)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2017 and 2016

NOTE 7	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2017	2016
Cash Paid for:
Interest	$6,377	$4,623
Income Taxes	6,757	66,408
Non-Cash Transactions:
Financing of New Vehicles	-	62,681

NOTE 8	COMMITMENTS AND CONTINGENCIES

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity owned by the Vice-President and Director of the Company. The lease term is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2017 and 2016. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year ending June 30:
2018	$78,000
2019	78,000
2020	78,000
2021	78,000
2022	78,000
Thereafter	214,500
$604,500

As of June 30, 2017, the Company had raw materials purchase commitments with four vendors totaling approximately $81,000.

NOTE 9	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2017, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

(32)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2017 and 2016

NOTE 10	CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2017 and 2016, two customers accounted for 54% and 58%, respectively, of the gross sales. As of June 30, 2017 and 2016, two customers accounted for 52% and 60%, respectively, of trade receivables.

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

(33)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2017 and 2016

NOTE 11	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The Company monitors significant events occurring after June 30, 2017 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

(34)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

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

(b)  Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was effective.

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

None

(35)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	72	1980 to Present	One Year
Brett A. Yantis	49	January 21, 1999 to Present	One Year
Brian A. Yantis	69	July 16, 1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	72	38	Until Successor Elected
Brett A. Yantis	49	15	Until Successor Elected
Brian A. Yantis	69	25	Until Successor Elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers. Brett A. Yantis is the son of Barry M. Yantis.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for thirty-eight years, twelve years as Vice-President and twenty-six years as President. He has been on the board of directors for thirty-eight years and has been associated with the candy business for forty-two years.

Brett A. Yantis was elected to the position of Director during the year ending June 30, 1999. Brett was elected Vice-President in January 2003. Brett has been associated with the Company for twenty-three years.

Brian A. Yantis, Secretary has been an officer of the Company since May 1992. Until retiring in 2011, he had been associated with the insurance business for thirty-seven years and was a Vice-President of Aon Risk Services in Chicago, Illinois for twenty-two years.

(36)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

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

(b)	Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and				Other	Restricted
Principal	Fiscal			Annual	Stock	Option	LTIP	All Other
Position	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis	1) 06-30-17	$138,600	$-	$4,500	-	-	-	-
Barry M. Yantis	1) 06-30-16	$138,600	$-	$2,980	-	-	-	-
Barry M. Yantis	1) 06-30-15	$133,650	$19,000	$2,040	-	-	-	-

1)	CEO, President and Treasurer
2)	No other compensation than that which is listed in compensation table.
3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(37)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

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

(38)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS

			Amounts
			and
			Nature of
			Beneficial		% of
	Title of Class	Name and Address	Ownership		Class
(a)	Security Ownership of Certain Beneficial Owners Common; Par Value $1 per Share	Barry Yantis, CEO & Director	194,385	(1)	16.90	%(2)
		5605 Osage Drive
		St. Joseph, MO 64503

		Brian Yantis, Officer & Director	97,192	(1)	8.40	%(2)
		1210 E. Clarendon
		Arlington Heights, IL 60004

(b)	Security Ownership of Management Common; Par Value $1 per Share	Two Directors and CEO as a Group	110,856		11.40%

	Prior Cumulative Preferred, $5 Par Value: Series A, 6% Convertible	Two Directors and CEO as a Group	21,533		21.50%

	Prior Cumulative Preferred, $5 Par Value: Series B, 6% Convertible	Two Directors and CEO as a Group	21,533		21.50%

	Cumulative Preferred, $20 Par Value: Series A, $5 Convertible	Two Directors and CEO as a Group	3,017		5.20%

	Cumulative Preferred, $20 Par Value: Series B, $5 Convertible	Two Directors and CEO as a Group	630		6.60%

(1)	Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

(2)	Reflects the percentage assuming the preferred shares above were converted into common stock.

(c)	No Known Change of Control is Anticipated

(39)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

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

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2017 and 2016:

	2017	2016
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$61,005	$67,807
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

(40)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

PART IV

Item 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

2.	Consolidated Financial Statement Schedules:

None

3.	Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years' Forms 10-K filed by the Registrant:

3.1	Articles of Incorporation of Chase General Corporation

3.2	Bylaws

The following are Exhibits attached or explanations included in "Notes to Consolidated Financial Statements" in Part II of this report:

4.	Instruments defining the rights of security holders including indentures - Refer to Note 4.

11.	Computation of loss per share - Refer to Note 6.

21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(41)

CHASE GENERAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date:	September 27, 2017	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 27, 2017
Barry M. Yantis	Chairman of the Board, Chief Executive
Officer and Chief Financial Officer,
President, Treasurer and Director

/s/ Brett Yantis		September 27, 2017
Brett Yantis	Vice-President and Director

/s/ Brian A. Yantis		September 27, 2017
Brian A. Yantis	Secretary and Director

(42)