Form 10-Q
period 2017-09-30
CHASE GENERAL CORP
filed 2017-11-13
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 12, 2017, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

quarterly report on form 10-q

table of contents

for the three months ended September 30, 2017

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$4,569	$46,182
Trade Receivables, Net of Allowance for Doubtful Accounts of $14,033 and $13,733, Respectively	658,786	127,207
Inventories:
Finished Goods	228,021	270,352
Goods in Process	11,336	13,393
Raw Materials	83,312	60,655
Packaging Materials	168,178	135,638
Prepaid Expenses	42,841	24,689
Income Tax Receivable	63,691	11,160
Total Current Assets	1,260,734	689,276

LONG-TERM ASSETS
Property and Equipment:
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	838,131	838,131
Trucks and Autos	213,116	213,116
Office Equipment	31,518	31,518
Leasehold Improvements	72,068	72,068
Total	1,267,181	1,267,181
Less Accumulated Depreciation	1,019,139	1,002,043
Total Property and Equipment, Net	248,042	265,138

Deferred Income Taxes	-	27,163
Total Long-Term Assets	248,042	292,301

Total Assets	$1,508,776	$981,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	June 30,
	2017	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$266,042	$63,628
Current Maturities of Notes Payable	346,306	16,133
Accrued Expenses	54,587	29,239
Deferred Income	1,299	1,299
Total Current Liabilities	668,234	110,299

LONG-TERM LIABILITIES

Deferred Income Taxes	30,577	-
Notes Payable, Less Current Maturities	35,122	39,264
Deferred Income	8,441	8,765
Total Long-Term Liabilities	74,140	48,029

Total Liabilities	742,374	158,328

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value: Series A (Liquidation Preference $2,287,500 and $2,280,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,242,500 and $2,235,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value: Series A (Liquidation Preference $5,150,897 and $5,136,263, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $839,440 and $837,055, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,699,594)	(5,642,747)
Total Stockholders' Equity	766,402	823,249

Total Liabilities and Stockholders' Equity	$1,508,776	$981,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30
	2017	2016
NET SALES	$870,430	$862,188

COST OF SALES	661,092	671,891
Gross Profit on Sales	209,338	190,297

OPERATING EXPENSES
Selling	112,332	99,266
General and Administrative	147,036	135,746
Total Operating Expenses	259,368	235,012

Loss from Operations	(50,030)	(44,715)

OTHER INCOME (EXPENSE)
Miscellaneous Income	370	375
Interest Expense	(1,978)	(815)
Total Other Income (Expense)	(1,608)	(440)

Net Loss before Income Taxes	(51,638)	(45,155)

INCOME TAX EXPENSE (BENEFIT)	5,209	(17,228)

NET LOSS	$(56,847)	$(27,927)

NET LOSS PER SHARE OF COMMON STOCK
Basic	$(0.09)	$(0.06)

Diluted	$(0.09)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(56,847)	$(27,927)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and Amortization	17,096	26,493
Allowance for Bad Debts	300	300
Deferred Income Amortization	(324)	(325)
Deferred Income Taxes	57,740	(17,193)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(531,879)	(460,832)
Inventories	(10,809)	(46,988)
Prepaid Expenses	(18,152)	(24,326)
Income Taxes Receivable	(52,531)	(32)
Accounts Payable	202,414	241,036
Accrued Expenses	25,348	25,349
Net Cash Used by Operating Activities	(367,644)	(284,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	-	(17,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	330,000	275,000
Principal Payments on Notes Payable	(3,969)	(3,803)
Bank Overdraft	-	17,153
Net Cash Provided by Financing Activities	326,031	288,350

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,613)	(13,342)

Cash and Cash Equivalents - Beginning of Period	46,182	19,259

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,569	$5,917

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2017 has been condensed from audited consolidated financial statements at that date. The condensed consolidated financial statements as of and for the three months ended September 30, 2017 and for the three months ended September 30, 2016 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2017. The results of operations for the three months ended September 30, 2017 and cash flows for the three months ended September 30, 2017 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to September 30, 2017, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2017.

NOTE 2	EARNINGS (LOSS) PER SHARE

The earnings (loss) per share were computed on the weighted average of outstanding common shares during the period.

	Three Months Ended
	September 30
	2017	2016
Net Loss	$(56,847)	$(27,927)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Loss - Common Stockholders	$(88,865)	$(59,945)

(5)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS (LOSS) PER SHARE (CONTINUED)

Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended
	September 30
	2017	2016
Weighted Average Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Loss per Share	$(0.09)	$(0.06)

Diluted Loss per Share	$(0.09)	$(0.06)

The contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share. Cumulative Preferred Stock dividends in arrears at September 30, 2017 and 2016 totaled $8,108,896 and $7,980,824, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30
	2017	2016
6% Convertible
Series A	$18	$17
Series B	$17	$17
5% Convertible
Series A	$68	$67
Series B	$68	$67

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

(6)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2017	2017
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2018, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$330,000	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	30,658	32,308

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	13,413	14,383

Ford Credit	$470 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	7,358	8,706

Total		381,428	55,397
Less Current Portion		346,306	16,133
Long-Term Portion		$35,122	$39,264

Future minimum payments for the twelve months ending September 30 are:

Twelve Months Ending September 30,	Amount
2018	$346,306
2019	13,229
2020	11,947
2021	9,245
2022	701
Total	$381,428

(7)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at September 30, 2017. The Company has no material tax positions at September 30, 2017 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company’s federal income tax returns for the fiscal years ended 2015, 2016 and 2017 are subject to examination by the Internal Revenue Service (IRS) taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30
	2017	2016
Cash Paid for:
Interest	$1,978	$812

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance will initially be applied retrospectively using one of two methods. The standard will be effective for the entity for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted beginning for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company plans to adopt the new standard on July 1, 2018 on a modified retrospective basis. The Company is finalizing reviews and working on implementing the process, policy and disclosure changes that will go into effect on July 1, 2018. At this time, the Company is evaluating the impact of the amended revenue recognition guidance on its consolidated financial statements.

(8)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet, instead of separating deferred taxes into current and noncurrent amounts. During the period ended September 30, 2017, the Company elected to retrospectively adopt ASU 2015-17, resulting in a reclassification reducing both deferred tax assets and deferred tax liabilities by $63,306 on the balance sheet at June 30, 2017. There was no impact on results of operations as a result of the adoption of ASU 2015-17.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," (ASU 2015-11). The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance was effective on July 1, 2017. The adoption of this amendment did not have a material impact on these financial statements.

(9)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of September 30, 2017, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

(10)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended
	September 30
	2017	2016
Net Sales	100%	100%
Cost of Sales	76	78
Gross Profit on Sales	24	22
Operating Expenses	30	27
Loss from Operations	(6)	(5)
Other Income (Expense), Net	(0)	(0)
Loss before Income Taxes	(6)	(5)
Provision (Benefit) for Income Taxes	1	(2)
Net Loss	(7)%	(3)%

(11)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET SALES

Net sales increased $8,242 or 1% for the three months ended September 30, 2017 to $870,430 compared to $862,188 for the three months ended September 30, 2016. Gross sales for Seasonal Candy increased $91,076 to $538,138 for the three months ended September 30, 2017, compared to $447,062 for 2016. Gross sales for Chase Candy decreased $72,864 to $349,021 for the three months ended September 30, 2017, compared to $421,885 for 2016. Sales returns and allowances for the Company increased $10,464 to $17,262 for the three months ended September 30, 2017, compared to $6,798 for 2016. The Company’s other sales increased $494 to $533 for the three months ended September 30, 2017, compared to $39 for 2016.

The 20% increase in gross sales of Seasonal Candy of $91,076 for the three months ended September 30, 2017 over the same period ended September 30, 2016, is primarily due to the net effect of the following: 1) increased orders in the bulk seasonal division netting approximately $40,500 due to increased sales to existing customers; 2) increased volume from various customers in the clamshell seasonal division netting approximately $34,500 versus the same period a year ago primarily due to existing customers increasing orders; 3) increased orders from customers in the generic seasonal division netting approximately $16,000 versus the same period a year ago primarily due to existing customer increasing orders; and 4) an approximate 5% average increase to the price of Seasonal Candy products.

The 17% decrease in gross sales of Chase Candy of $72,864 for the three months ended September 30, 2017 over the same period ended September 30, 2016, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $68,000 versus the same period a year ago primarily due to decreased orders from existing customers; 2) decreased sales of L278/L212 Mini Mash division by approximately $6,000 versus the same period a year ago primarily due to decreased orders from existing customers; and 3) decreased sales of L100, L200, SK436, and SK2100 Cherry Mash Merchandisers division by approximately $6,000 versus the same period a year ago due to decreased orders from existing customers; offset by 4) increased sales in the L279 and L299 Bulk Mini Mash division by approximately $8,000 versus the same period a year ago due to increased orders from existing customers.

COST OF SALES

The cost of sales decreased $10,799 to $661,092, or 76% of related sales for the three months ended September 30, 2017 compared to $671,891, or 79% of related sales for the three months ended September 30, 2016.

The 2% decrease in cost of sales of $10,799 is primarily due a decrease in direct labor of approximately $41,000 due to less temporary labor being hired and shorter hours for the temporary labor that was hired and a 2% decrease in the quantity of Chase Candy and Seasonal Candy divisions. This was offset by an 8% increase in the raw material cost of corn syrup, a 4% increase in the raw material cost of peanuts, and a 1% decrease in the raw material cost of chocolate. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

(12)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2017 increased $13,066 to $112,332, which is 13% of sales, compared to $99,266 or 12% of sales for the three months ended September 30, 2016.

The increase of $13,066 in selling expenses for the three months ended September 30, 2017 is primarily due to higher promotions expense and commissions expense offset by lower truck expense. Promotions expense increased $11,943 to $29,018 for this period from $17,075 for the three months ended September 30, 2016 primarily due to an increase in net sales that have a bill-back allowance. Commission expense increased $2,490 to $35,805 for this period from $33,315 for the three months ended September 30, 2016 primarily due to the increase in net sales. Truck expense decreased $1,195 to $1,675 for this period from $2,870 for the three months ended September 30, 2016 primarily due to less shipments of goods to the local warehouse.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2017 increased $11,290 to $147,036 and increased to 17% of sales, compared to $135,746 or 16% of sales for the three months ended September 30, 2016. The increased costs are primarily because of an increase in website expense and insurance expense offset by a decrease in miscellaneous general expense. Website expense increased $12,263 to $14,336 for this period from $2,073 for the three months ended September 30, 2017 primarily due to redesigning the website for the 100th anniversary of the Cherry Mash. Insurance expense increased $4,037 to $31,484 for this period from $27,447 for the three months ended September 30, 2017 primarily due to an increase in the health insurance premiums partially paid by the Company. Miscellaneous general expense decreased $5,797 to $2,266 for this period from $8,063 for the three months ended September 30, 2017 primarily due to a non-recurring $6,000 expense occurring in the three months ended September 30, 2016.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $1,168 for the three months ended September 30, 2017 to $(1,608) compared to $(440) for the three months ended September 30, 2016 primarily due to an increase in interest expense of $1,163.

INCOME TAX EXPENSE (BENEFIT)

The Company recorded a tax expense for the three months ended September 30, 2017 of $5,209 as compared to tax benefit of $(17,228) for the three months ended September 30, 2016. The income tax expense recorded for the three months ended September 30, 2017 is primarily due to an approximately $25,000 change in estimate relating to the net operating loss deferred tax asset recorded at June 30, 2017 and the amount of income tax refund actually expected to be received.

NET LOSS

The Company reported a net loss for the three months ended September 30, 2017 of $56,847, compared to net loss of $27,927 for the three months ended September 30, 2016. This decrease of $28,920 is explained above.

(13)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2017 and 2016, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2017 was $88,865 which is a decrease of $28,920 as compared to the net loss for the three months ended September 30, 2016 of $59,945.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal year indicated.

	Three Months Ended
	September 30
	2017	2016
Net Cash Used in Operating Activities	$(367,644)	$(284,445)
Net Cash Provided by (Used in) Investing Activities	-	(17,247)
Net Cash Provided by Financing Activities	326,031	288,350

Management has made no material commitments for capital expenditures during the remainder of fiscal 2018. The $367,644 of cash used in operating activities is fully detailed in the condensed consolidated statement of cash flows on page four. The $326,031 of cash provided by financing activities is primarily due to the receipt of $330,000 drawn from a line-of-credit, net of principal payments on equipment and vehicle loans. The proceeds from the line-of-credit during the period ended September 30, 2017 were used to finance the buildup of inventories which is reflected in the cash used in operating activities. At September 30, 2017, the Company had $20,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements. Management expects that projected cash flows will enable the Company to pay the full balance on the line-of-credit prior to December 31, 2017.

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

(14)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

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

(15)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

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

(b) Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the period ending September 30, 2017, we identified a material weakness in our internal control over financial reporting related to our controls over the use of the retail inventory method in estimating ending inventory balances. This control deficiency resulted in a material adjustment to our ending inventory balance which is reflected in our financial statements for the period.

Except as described above, there were no significant changes in Chase’s internal control over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect Chase’s internal control over financial reporting subsequent to the date of the evaluation.

(16)

Chase General Corporation and Subsidiary

Part II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2017 is $8,108,896.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer and Financial Officer Pursuant to Rules 13A-14(A) and 15D-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 13, 2017	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(18)