Form 10-Q
period 2017-12-31
CHASE GENERAL CORP
filed 2018-02-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 11, 2018, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$328,331	$46,182
Trade Receivables, Net of Allowance for Doubtful Accounts of $14,333 and $13,733, Respectively	187,166	127,207
Inventories:
Finished Goods	30,331	270,352
Goods in Process	12,915	13,393
Raw Materials	83,352	60,655
Packaging Materials	140,890	135,638
Prepaid Expenses	40,120	24,689
Income Tax Receivable	52,531	11,160
Total Current Assets	875,636	689,276

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	836,066	838,131
Trucks and Autos	213,116	213,116
Office Equipment	30,748	31,518
Leasehold Improvements	72,068	72,068
Total	1,264,346	1,267,181
Less Accumulated Depreciation	1,033,225	1,002,043
Total Property and Equipment, Net	231,121	265,138

Deferred Income Taxes	-	27,163
Total Long-Term Assets	231,121	292,301

Total Assets	$1,106,757	$981,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	June 30,
	2017	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$157,217	$63,628
Current Maturities of Notes Payable	16,481	16,133
Accrued Expenses	14,656	29,239
Income Taxes Payable	6,739	-
Deferred Income	1,299	1,299
Total Current Liabilities	196,392	110,299

LONG-TERM LIABILITIES
Deferred Income	8,116	8,765
Notes Payable, Less Current Maturities	30,935	39,264
Deferred Income Taxes	32,520	-
Total Long-Term Liabilities	71,571	48,029

Total Liabilities	267,963	158,328

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,295,000 and $2,280,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,250,000 and $2,235,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,165,530 and $5,136,263, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $841,824 and $837,055, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,627,202)	(5,642,747)
Total Stockholders' Equity	838,794	823,249

Total Liabilities and Stockholders' Equity	$1,106,757	$981,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31
	2017	2016

NET SALES	$1,110,235	$1,153,469

COST OF SALES	786,390	931,235
Gross Profit on Sales	323,845	222,234

OPERATING EXPENSES
Selling	118,216	132,229
General and Administrative	122,627	86,909
Total Operating Expenses	240,843	219,138

Income from Operations	83,002	3,096

OTHER INCOME (EXPENSE)
Miscellaneous Income	392	408
Interest Expense	(2,318)	(4,140)
Total Other Income (Expense)	(1,926)	(3,732)

Income (Loss) before Income Taxes	81,076	(636)

PROVISION FOR INCOME TAXES (INCOME TAX BENEFIT)	8,682	(153)

NET INCOME (LOSS)	$72,394	$(483)

EARNINGS (LOSS) PER SHARE
Basic	$0.04	$(0.03)

Diluted	$0.02	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	December 31
	2017	2016

NET SALES	$1,980,665	$2,015,657

COST OF SALES	1,447,482	1,603,126
Gross Profit on Sales	533,183	412,531

OPERATING EXPENSES
Selling	230,548	231,495
General and Administrative	269,663	222,655
Total Operating Expenses	500,211	454,150

Income (Loss) from Operations	32,972	(41,619)

OTHER INCOME (EXPENSE)
Miscellaneous Income	762	784
Interest Expense	(4,298)	(4,957)
Total Other Income (Expense)	(3,536)	(4,173)

Income (Loss) before Income Taxes	29,436	(45,792)

PROVISION FOR INCOME TAXES (INCOME TAX BENEFIT)	13,891	(17,381)

NET INCOME (LOSS)	$15,545	$(28,411)

LOSS PER SHARE
Basic	$(0.05)	$(0.10)

Diluted	$(0.05)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$15,545	$(28,411)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	34,017	52,913
Allowance for Bad Debts	600	600
Deferred Income Amortization	(649)	(649)
Deferred Income Taxes	59,683	(17,346)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(60,559)	(127,701)
Inventories	212,550	347,505
Prepaid Expenses	(15,431)	(34,165)
Income Taxes Receivable	(41,371)	22,678
Accounts Payable	93,589	95,533
Accrued Expenses	(14,583)	(5,391)
Income Taxes Payable	6,739	-
Net Cash Provided by Operating Activities	290,130	305,566

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	-	(17,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	330,000	325,000
Principal Payments on Line-of-Credit	(330,000)	(325,000)
Principal Payments on Notes Payable	(7,981)	(7,648)
Net Cash Used by Financing Activities	(7,981)	(7,648)

NET INCREASE IN CASH AND CASH EQUIVALENTS	282,149	280,673

Cash and Cash Equivalents - Beginning of Period	46,182	19,259

CASH AND CASH EQUIVALENTS - END OF PERIOD	$328,331	$299,932

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2017 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2017 and for the three and six months ended December 31, 2016 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2017. The results of operations for the three and six months ended December 31, 2017 and cash flows for the six months ended December 31, 2017 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to December 31, 2017, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2017.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS (LOSS) PER SHARE

The earnings (loss) per share were computed on the weighted average of outstanding common shares during the period. Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016
Net Income (Loss)	$72,394	$(483)	$15,545	$(28,411)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income (Loss) - Common Stockholders	$40,376	$(32,501)	$(48,491)	$(92,447)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$0.04	$(0.03)	$(0.05)	$(0.10)

Diluted Earnings (Loss) per Share	$0.02	$(0.03)	$(0.05)	$(0.10)

The contingently issuable shares, for the three months ended December 31, 2016, the six months ended December 31, 2017 and the six months ended December 31, 2016, were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

(7)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS (LOSS) PER SHARE (CONTINUED)

Cumulative Preferred Stock dividends in arrears at December 31, 2017 and 2016 totaled $8,140,914 and $8,012,842, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	December 31
	2017	2016
6% Convertible
Series A	$18	$17
Series B	17	17
5% Convertible
Series A	$68	$67
Series B	68	67

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

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s long-term debt consists of:

		December 31,	June 30,
Payee	Terms	2017	2017
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2019, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	28,983	32,308

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	12,434	14,383

Ford Credit	$468 monthly payments, interest of 2.9%; final payment due January 2019, secured by a vehicle.	5,999	8,706

Total		47,416	55,397
Less Current Portion		16,481	16,133
Long-Term Portion		$30,935	$39,264

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE (CONTINUED)

Future minimum payments for the twelve months ending December 31 are:

December 31:	Amount
2018	16,481
2019	11,974
2020	12,098
2021	6,863
Total	$47,416

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at December 31, 2017. The Company has no material tax positions at December 31, 2017 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at December 31, 2017. The Company’s federal income tax returns for the fiscal years ended 2014, 2015 and 2016 are subject to examination by the Internal Revenue Service taxing authority.

On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the “Act”), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, and makes changes to certain other business-related exclusions, deductions and credits. Because a change in tax law is accounted for in the period of enactment, the effect of the Act was recorded in the Company’s fiscal second quarter ending December 31, 2017 which caused a net provision adjustment to deferred income taxes of approximately $19,000.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31
	2017	2016

Cash Paid for:
Interest	$4,298	$4,957

Income Taxes	$-	$2,030

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company is working through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to the customer contracts and comparing the results to our current accounting. As part of this, we are assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. Effective July 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgements and assets recognized from the costs to obtain or fulfill a contract. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2016, the FASB issued amended guidance for the treatment of leases. The guidance requires lessees to recognize a right-of-use asset and a corresponding lease liability for all operating and finance leases with lease terms greater than one year. The guidance also requires both qualitative and quantitative disclosures regarding the nature of the entity’s leasing activities. The guidance will initially be applied using a modified retrospective approach. The amendments in the guidance are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of the amended lease guidance on the its consolidated financial statements

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company's consolidated financial statements.

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

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of December 31, 2017, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016, and Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2017	2016	2017	2016
Net Sales	100%	100%	100%	100%
Cost of Sales	71	81	73	80
Gross Profit on Sales	29	19	27	20
Operating Expenses	22	19	25	23
Income (Loss) from Operations	7	-	2	(3)
Other Income (Expense), Net	-	-	-	-
Income (Loss) before Income Taxes	7	-	2	(3)
Provision (Benefit) for Income Taxes	1	-	1	(1)
Net Income (Loss)	6%	-%	1%	(2)%

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET SALES

Net sales decreased $43,234 or 4% for the three months ended December 31, 2017 to $1,110,235 compared to $1,153,469 for the three months ended December 31, 2016. Gross sales for Chase Candy decreased $32,741 to $465,051 for the three months ended December 31, 2017, compared to $497,792 for the three months ended December 31, 2016. Gross sales for Seasonal Candy increased $14,485 to $680,143 for the three months ended December 31, 2017, compared to $665,658 for the three months ended December 31, 2016. Gross sales for other sales for the Company increased $877 to $8,020 for the three months ended December 31, 2017, compared to $7,143 for the three months ended December 31, 2016. Sales returns and allowances for the Company increased $25,855 to $42,979 for the three months ended December 31, 2017, compared to $17,124 for the three months ended December 31, 2016.

The 7% decrease in gross sales of Chase Candy of $32,741 for the three months ended December 31, 2017 over the same period ended December 31, 2016, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Merchandisers division by approximately $21,000 versus the same period a year ago primarily due to decreased orders from existing customers; 2) decreased sales of L100/L200 Cherry Mash Merchandisers division by approximately $8,000 versus the same period a year ago due to decreased orders from existing customers; 3) decreased sales of L278 Mini Mash division by approximately $3,000 versus the same period a year ago primarily due to decreased orders from existing customers; and 4) decreased sales of L279 Bulk Mini Mash division by approximately $1,000 versus the same period a year ago due to decreased orders from existing customers.

The 2% increase in gross sales of Seasonal Candy of $14,485 for the three months ended December 31, 2017 over the same period ended December 31, 2016, is primarily due to the net effect of the following: 1) an increase orders in the generic seasonal division netting approximately $119,000 versus the same period a year ago, primarily due to existing customers increasing orders; offset by 2) decreased orders in the clamshell seasonal division netting approximately $64,000, due to decreased sales from existing customers; and 3) decreased orders from various customers in the bulk seasonal division netting approximately $41,000 versus the same period a year ago, primarily due to existing customers decreasing orders.

Management anticipates sales returns and allowances for the three months ended December 31, 2017 to be higher than the prior period due to expected returns from one customer.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET SALES (CONTINUED)

Net sales decreased $34,992 or 2% for the six months ended December 31, 2017 to $1,980,665 compared to $2,015,657 for the six months ended December 31, 2016. Gross sales for Chase Candy decreased $105,605 to $814,072 for the six months ended December 31, 2017, compared to $919,677 for the six months ended December 31, 2016. Gross sales for Seasonal Candy increased $105,651 to $1,218,281 for the six months ended December 31, 2017, compared to $1,112,720 for the six months ended December 31, 2016. Gross sales for other sales for the Company increased $1,371 to $8,553 for the six months ended December 31, 2017, compared to $7,182 for the six months ended December 31, 2016. Sales returns and allowances for the Company increased $36,319 to $60,241 for the six months ended December 31, 2017, compared to $23,922 for the six months ended December 31, 2016.

The 11% decrease in gross sales of Chase Candy of $105,605 for the six months ended December 31, 2017 over the same period ended December 31, 2016, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $90,000 versus the same period a year ago primarily due to existing customers decreasing orders; 2) decreased sales of the L212 Mini Mash division by approximately $10,000 versus the same period a year ago primarily due to existing customers decreasing orders; 3) decreased sales of the L200 Cherry Mash Merchandisers division by approximately $13,000 versus the same period a year ago primarily due to existing customers decreasing orders; offset by 4) increased sales of the L279/L299 Bulk Mini Mash division by approximately $7,000 versus the same period a year ago primarily due to existing customers increasing orders.

The 9% increase in gross sales of Seasonal Candy of $105,651 for the six months ended December 31, 2017 over the same period ended December 31, 2016, is primarily due to the net effect of the following: 1) increased sales in the generic seasonal division netting approximately $135,000 versus the same period a year ago, primarily due to existing customers increasing orders; offset by 2) decreased sales in the clamshell seasonal division netting approximately $30,000 versus the same period a year ago, primarily due to existing customers decreasing orders.

Management anticipates sales returns and allowances for the six months ended December 31, 2017 to be higher than the prior period due to expected returns from one customer.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COST OF SALES

The cost of sales decreased $144,845 to $786,390 or 71% of related revenues for the three months ended December 31, 2017, compared to $931,235 or 81% of related revenues for the three months ended December 31, 2016. The 16% decrease in cost of sales of $144,845 is primarily due to the net effect of 1) a 4% decrease in net sales of $43,234; 2) a 2% decrease in the price of peanuts; 3) direct labor decreasing $8,334 to $114,047 for this period from $122,381 for the three months ended December 31, 2016 primarily due to less temporary and overtime labor; 4) equipment depreciation decreasing $9,499 to $5,133 for this period from $14,632 for the three months ended December 31, 2016 primarily due to assets becoming fully depreciated in the prior period; 5) maintenance labor decreasing $8,095 to $9,389 for this period from $17,484 for the three months ended December 31, 2016 primarily due to not hiring a dedicated maintenance worker during the current period; offset by 6) an 8% increase in the price of corn syrup; and 7) a 2% increase in the price of chocolate.

The cost of sales decreased $155,644 to $1,447,482 or 73% of related revenues for the six months ended December 31, 2017, compared to $1,603,126 or 80% of related revenues for the six months ended December 31, 2016. The 10% decrease in cost of sales of $155,644 is primarily due to the net effect of 1) a 2% decrease in net sales of $34,992; 2) a 2% decrease in the price of peanuts; 3) direct labor decreasing $39,714 to $213,974 for this period from $253,688 for the six months ended December 31, 2016 primarily due to less temporary and overtime labor; 4) equipment depreciation decreasing $18,896 to $10,441 for this period from $29,337 for the six months ended December 31, 2016 primarily due to assets becoming fully depreciated in the prior period; 5) maintenance labor decreasing $18,155 to $16,915 for this period from $35,070 for the six months ended December 31, 2016 primarily due to not hiring a dedicated maintenance worker during the current period; offset by 6) an 8% increase in the price of corn syrup; and 7) a 2% increase in the price of chocolate.

Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2017 decreased $14,013 to $118,216, which is 11% of sales, compared to $132,229, or 11% of sales for the three months ended December 31, 2016. The decrease of $14,013 in selling expenses for the three months ended December 31, 2017 is primarily due to lower bill backs expense, lower promotions expense offset by higher commissions. Bill backs expense, which are paid to customers for various marketing reasons, decreased $14,032 to $12,991 for this period from $27,023 for the three months ended December 31, 2016 primarily due to a change in the structure of the bill back agreement. Promotions expense decreased $1,273 to $790 for this period from $2,063 for the three months ended December 31, 2016 primarily due to fewer promotional items ordered in the current period as compared to the previous period. Commissions increased $1,154 to $40,849 for this period from $39,695 for the three months ended December 31, 2016 primarily due to an increase in sales of items with higher commissions.

Selling expenses for the six months ended December 31, 2017 decreased $947 to $230,548, which is 11% of sales, compared to $231,495 or 11% of sales for the six months ended December 31, 2016. The decrease of $947 in selling expenses for the six months ended December 31, 2017 is primarily due to lower advertising expense offset by higher shipping expense for the period. Advertising expense decreased $2,561 to $1,244 for this period from $3,805 for the six months ended December 31, 2016 primarily due to a reduction in advertisement in the current period. Shipping expense increased $1,500 to $17,528 for this period from $16,028 for the six months ended December 31, 2016 primarily due to increased shipment of online ordered items.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2017 increased $35,718 to $122,627 and 11% of sales, compared to $86,909 or 8% of sales for the three months ended December 31, 2016. The increase of $35,718 in general and administrative expenses for the three months ended December 31, 2017 is primarily due to higher website expense, professional fees, and insurance expense offset by lower miscellaneous expense. Website expense increased $29,057 to $31,942 for this period from $2,885 for the three months ending December 31, 2016 due to redesigning the website for the 100th anniversary of the Cherry Mash. Professional fees increased $5,637 to $20,607 for this period from $14,970 for the three months ending December 31, 2016 due to higher audit fees versus the same period a year ago. Insurance expense increased $2,372 to $30,838 for this period from $28,466 for the three months ending December 31, 2016 due to an increase in health insurance premiums partially paid by the company. Miscellaneous expense decreased $883 to $1,319 for this period from $2,202 for the three months ending December 31, 2016 due to non-recurring expenses happening in the previous period.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

General and administrative expenses for the six months ended December 31, 2017 increased $47,008 to $269,663 or 14% of sales, compared to $222,655 or 11% of sales for the six months ended December 31, 2016. The increase of $47,008 in general and administrative expenses for the six months ended December 31, 2017 is primarily due to higher website expense and insurance expense. Website expense increased $41,320 to $46,278 for this period from $4,958 for the three months ending December 31, 2016 due to redesigning the website for the 100th anniversary of the Cherry Mash. Insurance expense increased $6,409 to $62,322 for this period from $55,913 for the six months ending December 31, 2016 due to an increase in health insurance premiums partially paid by the Company.

OTHER INCOME (EXPENSE)

Other income (expense) increased by $1,806 for the three months ended December 31, 2017 to $(1,926), compared to $(3,732) for the three months ended December 31, 2016 primarily due to an increase of $1,822 in interest expense.

Other income (expense) increased by $637 for the six months ended December 31, 2017 to $(3,536), compared to $(4,173) for the six months ended December 31, 2016 primarily due to an increase of $659 in interest expense.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2017 of $8,835 as compared to income tax benefit of $(153) for the three months ended December 31, 2016. The Company recorded income tax expense for the six months ended December 31, 2017 of $13,891 as compared to income tax benefit of $(17,381) for the six months ended December 31, 2016. The net income tax expense (benefit) recorded for the three and six months ended December 31, 2017 is primarily due to recognizing income taxes in relation to the profitability of operations and a $19,000 net provision adjustment to deferred income taxes due to the U.S. corporate income tax rate reducing from 35.0% to 21.0%.

NET INCOME (LOSS)

The Company reported net income for the three months ended December 31, 2017 of $72,394, compared to net loss of $(483) for the three months ended December 31, 2016. This increase of $72,877 is explained above. The Company reported net income for the six months ended December 31, 2017 of $15,545, compared to net loss of $(28,411) for the six months ended December 31, 2016. This decrease of $43,956 is explained above.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2017 and 2016, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2017 and 2016, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2017 was $40,376 which is an increase of $72,877 as compared to the net loss applicable to common stockholders for the three months ended December 31, 2016 of $(32,501).

Net loss applicable to common stockholders for the six months ended December 31, 2017 was $45,891 which is an increase of $43,956 as compared to the net income applicable to common stockholders for the six months ended December 31, 2016 of $(92,447).

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Six Months Ended
	December 31
	2017	2016
Net Cash Provided by Operating Activities	$290,130	$305,566
Net Cash Provided by (Used in) Investing Activities	$-	$(17,245)
Net Cash Used by Financing Activities	$(7,981)	$(7,648)

Management has no material commitments for capital expenditures during the remainder of fiscal 2018. The $290,130 of cash provided by operating activities is fully detailed in the condensed consolidated statement of cash flows on page five. The $7,981 of cash used in financing activities is the principal payments on equipment and vehicle loans. At December 31, 2017, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

(20)

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

(21)

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

(b)	Changes in Internal Control over Financial Reporting

During the first quarter of year ending June 30, 2018, we identified and disclosed a material weakness in our internal control over financial reporting as it relates to our controls over the use of the retail inventory method in estimating ending inventory. The material weakness resulted in a material adjustment to our ending inventory balance which was reflected in our financial statements for the period ending September 30, 2017. As a result, management has implemented controls to properly record and review the ending inventory balance under the retail inventory method.

Except as noted above, there were no significant changes in Chase’s internal control over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect Chase’s internal control over financial reporting subsequent to the date of the evaluation.

(22)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2017 is $8,140,914.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

(23)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended December 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2017 and 2016, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(24)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 12, 2018	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

(25)