Form 10-Q
period 2018-03-31
CHASE GENERAL CORP
filed 2018-05-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 13, 2018, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

PART i.    FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$184,860	$46,182
Trade Receivables, Net of Allowance for Doubtful Accounts of $14,633 and $13,733, Respectively	214,739	127,207
Inventories:
Finished Goods	30,326	270,352
Goods in Process	9,253	13,393
Raw Materials	68,781	60,655
Packaging Materials	162,593	135,638
Prepaid Expenses	26,124	24,689
Income Tax Receivable	-	11,160
Total Current Assets	696,676	689,276

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	836,066	838,131
Trucks and Autos	213,116	213,116
Office Equipment	33,025	31,518
Leasehold Improvements	72,068	72,068
Total	1,266,623	1,267,181
Less Accumulated Depreciation	1,050,204	1,002,043
Total Property and Equipment, Net	216,419	265,138

Deferred Income Taxes	-	27,163
Total Long Term Assets	216,419	292,301

Total Assets	$913,095	$981,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	March 31,	June 30,
	2018	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$113,182	$63,628
Current Maturities of Notes Payable	11,085	16,133
Accrued Expenses	27,970	29,239
Deferred Income	1,299	1,299
Total Current Liabilities	153,536	110,299

LONG-TERM LIABILITIES
Deferred Income	7,791	8,765
Notes Payable, Less Current Maturities	27,646	39,264
Deferred Income Taxes	5,787	-
Total Long-Term Liabilities	41,224	48,029

Total Liabilities	194,760	158,328

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,302,500 and $2,280,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,257,500 and $2,235,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,180,163 and $5,136,263, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $844,209 and $837,055, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,747,661)	(5,642,747)
Total Stockholders' Equity	718,335	823,249

Total Liabilities and Stock holders' Equity	$913,095	$981,577

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2018	2017

NET SALES	$378,326	$398,077

COST OF SALES	344,016	408,514
Gross Profit (Loss) on Sales	34,310	(10,437)

OPERATING EXPENSES
Selling	82,324	69,670
General and Administrative	106,855	97,294
Total Operating Expenses	189,179	166,964

Loss from Operations	(154,869)	(177,401)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	842	(6,335)
Interest Expense	(556)	(729)
Total Other Income (Expense)	286	(7,064)

Loss before Income Taxes	(154,583)	(184,465)

INCOME TAX BENEFIT	(34,126)	(70,320)

NET LOSS	$(120,457)	$(114,145)

LOSS PER SHARE
Basic	$(0.16)	$(0.15)

Diluted	$(0.16)	$(0.15)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31
	2018	2017

NET SALES	$2,358,991	$2,413,734

COST OF SALES	1,791,498	2,011,640
Gross Profit on Sales	567,493	402,094

OPERATING EXPENSES
Selling	312,872	301,165
General and Administrative	376,518	319,949
Total Operating Expenses	689,390	621,114

Loss from Operations	(121,897)	(219,020)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	1,604	(5,551)
Interest Expense	(4,856)	(5,688)
Total Other Income (Expense)	(3,252)	(11,239)

Loss before Income Taxes	(125,149)	(230,259)

INCOME TAX BENEFIT	(20,235)	(87,701)

NET LOSS	$(104,914)	$(142,558)

LOSS PER SHARE
Basic	$(0.21)	$(0.25)

Diluted	$(0.21)	$(0.25)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

Chase General Corporation and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(104,914)	$(142,558)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	50,995	79,334
Allowance for Bad Debts	900	900
Deferred Income Amortization	(974)	(974)
Deferred Income Taxes	32,950	(87,666)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(88,432)	(125,631)
Inventories	209,085	370,456
Prepaid Expenses	(1,435)	(20,083)
Income Taxes Receivable	11,160	20,648
Accounts Payable	49,554	21,905
Accrued Expenses	(1,269)	16,671
Net Cash Provided by Operating Activities	157,620	133,002

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(2,276)	(17,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	330,000	325,000
Principal Payments on Line-of-Credit	(330,000)	(325,000)
Principal Payments on Notes Payable	(16,666)	(11,533)
Net Cash Used by Financing Activities	(16,666)	(11,533)

NET INCREASE IN CASH AND CASH EQUIVALENTS	138,678	104,224

Cash and Cash Equivalents - Beginning of Period	46,182	19,259

CASH AND CASH EQUIVALENTS - END OF PERIOD	$184,860	$123,483

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	GENERAL

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2017 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2018 and for the three and nine months ended March 31, 2017 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2017. The results of operations for the three and nine months ended March 31, 2018 and cash flows for the nine months ended March 31, 2018 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

On April 3, 2018, Chase sold a vehicle to a former director for $4,500, netting a loss on the sale of approximately $8,000. The estimated fair market value of the vehicle was $18,000.

No other events have occurred subsequent to March 31, 2018, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2018.

(6)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017
Net Loss	$(120,457)	$(114,145)	$(104,914)	$(142,558)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Loss - Common
Stockholders	$(152,475)	$(146,163)	$(200,968)	$(238,612)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Loss per Share	$(0.16)	$(0.15)	$(0.21)	$(0.25)

Diluted Loss per Share	$(0.16)	$(0.15)	$(0.21)	$(0.25)

The contingently issuable shares, for the three months and nine months ended March 31, 2018 and 2017, were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

(7)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	LOSS PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at March 31, 2018 and 2017 totaled $8,172,932 and $8,044,860, respectively. Total dividends in arrears, on a per share 2017 basis, consist of the following:

	Nine Months Ended
	March 31
	2018	2017
6% Convertible
Series A	$18	$17
Series B	17	17
5% Convertible
Series A	$69	$68
Series B	69	68

The 6% convertible prior cumulative preferred stock may, upon 30 days prior notice, be redeemed by the Corporation at $5.25 a share plus unpaid accrued dividends to date of redemption. In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends. It may be exchanged for common stock at the option of the shareholders in the ratio of four common shares for one share of Series A and 3.75 common shares for one share of Series B.

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

(8)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s notes payable consists of:

		March 31,	June 30,
Payee	Terms	2018	2017
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2019, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	27,284	32,308

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	11,447	14,383

Ford Credit	$468 monthly payments, interest of 2.9%; final payment was made in March 2018, secured by a vehicle.	-	8,706

Total		38,731	55,397
Less Current Portion		11,085	16,133
Long-Term Portion		$27,646	$39,264

Future minimum payments for the twelve months ending March 31 are:

March 31:	Amount
2019	$11,085
2020	11,652
2021	11,155
2022	4,839
Total	$38,731

(9)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at March 31, 2018. The Company has no material tax positions at March 31, 2018, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at March 31, 2018. The Company’s federal income tax returns for the fiscal years ended 2015, 2016, and 2017 are subject to examination by the Internal Revenue Service taxing authority.

On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the Act), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, and makes changes to certain other business-related exclusions, deductions and credits. Because a change in tax law is accounted for in the period of enactment, the effect of the Act was recorded in the Company’s fiscal second quarter ending December 31, 2017 which caused a net provision adjustment to deferred income taxes of approximately $19,000.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31
	2018	2017
Cash Paid for:
Interest	$4,856	$5,688

Income Taxes	$-	$6,090

(10)

Chase General Corporation and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance will initially be applied retrospectively using one of two methods. The standard will be effective for the entity for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted beginning for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company plans to adopt the new standard on July 1, 2018 on a modified retrospective basis. The Company is finalizing reviews and working on implementing the process, policy, and disclosure changes that will go into effect on July 1, 2018.

The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company is working through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to the customer contracts and comparing the results to our current accounting. As part of this, we are assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. Effective July 1, 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgements, and assets recognized from the costs to obtain or fulfill a contract. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.

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

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of March 31, 2018, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017, and Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2018	2017	2018	2017
Net Sales	100%	100%	100%	100%
Cost of Sales	91	103	76	83
Gross Profit (Loss) on Sales	9	(3)	24	17
Operating Expenses	50	42	29	26
Loss from Operations	(41)	(45)	(5)	(9)
Other Income (Expense), Net	-	(2)	-	-
Loss before Income Taxes	(41)	(47)	(5)	(9)
Benefit for Income Taxes	(9)	(18)	(1)	(4)
Net Loss	(32)%	(29)%	(4)%	(5)%

(13)

Chase General Corporation and Subsidiary

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NET SALES

Net sales decreased $19,751 or 5% for the three months ended March 31, 2018 to $378,326 compared to $398,077 for the three months ended March 31, 2017. Gross sales for Chase Candy decreased $30,761 to $372,268 for the three months ended March 31, 2018, compared to $403,029 for the three months ended March 31, 2017. Gross sales for Seasonal Candy decreased $4,303 to $5,717 for the three months ended March 31, 2018, compared to $10,020 for the three months ended March 31, 2017. Gross sales for other sales for the Company increased $3,014 to $3,516 for the three months ended March 31, 2018, compared to $502 for the three months ended March 31, 2017. Sales returns and allowances for the Company decreased $12,299 to $3,175 for the three months ended March 31, 2018, compared to $15,474 for the three months ended March 31, 2017.

The 8% decrease in gross sales of Chase Candy of $30,761 for the three months ended March 31, 2018 over the same period ended March 31, 2017, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $42,000 versus the same period a year ago, primarily due to decreased orders from existing customers, 2) decreased sales of the L212/L278 Mini Mash division by approximately $15,000; offset by 3) increased sales of L100/L200 Cherry Mash Merchandisers division by approximately $22,000 versus the same period a year ago, primarily due to increased orders from existing customers and 4) various other fluctuations netting to an increase of approximately $4,000.

The 43% decrease in gross sales of Seasonal Candy of $4,303 for the three months ended March 31, 2018 over the same period ended March 31, 2017, is primarily due to the net effect of the following: 1) decreased sales in the clamshell division by approximately $4,000 versus the same period a year ago, primarily due to decreased sales to one customer.

Net sales decreased $54,743 or 2% for the nine months ended March 31, 2018 to $2,358,991 compared to $2,413,734 for the nine months ended March 31, 2017. Gross sales for Chase Candy decreased $136,366 to $1,186,340 for the nine months ended March 31, 2018, compared to $1,322,706 for the nine months ended March 31, 2017. Gross sales for Seasonal Candy increased $101,258 to $1,223,998 for the nine months ended March 31, 2018, compared to $1,122,740 for the nine months ended March 31, 2017. Gross sales for other sales for the Company increased $4,385 to $12,069 for the nine months ended March 31, 2018, compared to $7,684 for the nine months ended March 31, 2017. Sales returns and allowances for the Company increased $24,020 to $63,416 for the nine months ended March 31, 2018, compared to $39,396 for the nine months ended March 31, 2017.

(14)

Chase General Corporation and Subsidiary

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NET SALES (CONTINUED)

The 10% decrease in gross sales of Chase Candy of $136,366 for the nine months ended March 31, 2018 over the same period ended March 31, 2017, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $131,500 versus the same period a year ago, primarily due to customers decreasing orders, 2) decreased sales of the L212/L278 Mini Mash division by approximately $24,000 versus the same period a year ago, primarily due to customers decreasing orders; offset by 3) increased sales of the L200 Cherry Mash merchandisers division by approximately $10,000 versus the same period a year ago, primarily due to customers increasing orders, 4) increased sales of the L299 Bulk Mini Mash division by approximately $7,500 versus the same period a year ago, primarily due to increased orders from customers and 5) various other fluctuations netting to an increase of approximately $2,000.

The 9% increase in gross sales of Seasonal Candy of $101,258 for the nine months ended March 31, 2018 over the same period ended March 31, 2017, is primarily due to the net effect of the following: 1) increased orders from customers in the generic seasonal division netting approximately $136,000 versus the same period a year ago, primarily due to customers increasing orders; offset by 2) decreased orders from various customers in the clamshell seasonal division netting approximately $33,000 versus the same period a year ago, primarily due to customers decreasing orders and 3) various other fluctuations netting to a decrease of approximately $2,000.

COST OF SALES

The cost of sales decreased $64,498 to $344,016 or 91% of related revenues for the three months ended March 31, 2018, compared to $408,514 or 103% of related revenues for the three months ended March 31, 2017. The 16% decrease in cost of sales of $64,498 is primarily due to the net impact of 1) a 5% decrease in net sales of $19,751; 2) a 2% decrease in the price of peanuts; 3) direct labor decreasing $4,714 to $67,230 for this period from $71,944 for the three months ended March 31, 2017 primarily due to less temporary and overtime labor; 4) equipment depreciation decreasing $9,384 to $5,248 for this period from $14,632 for the three months ended March 31, 2017 primarily due to assets becoming fully depreciated in the prior period; 5) maintenance labor decreasing $6,124 to $5,798 for this period from $11,922 for the three months ended March 31, 2017 primarily due to not hiring a dedicated maintenance worker during the current period; offset by 6) a 1% increase in the price of chocolate.

(15)

Chase General Corporation and Subsidiary

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COST OF SALES (CONTINUED)

The cost of sales decreased $220,142 to $1,791,498 or 76% of related revenues for the nine months ended March 31, 2018, compared to $2,011,640 or 83% of related revenues for the nine months ended March 31, 2017. The 11% decrease in cost of sales of $220,142 is primarily due to the net impact of 1) 2% decrease in net sales of $54,743; 2) a 2% decrease in the price of peanuts; 3) direct labor decreasing $44,428 to $281,204 for this period from $325,632 for the nine months ended March 31, 2017 primarily due to less temporary and overtime labor 4) equipment depreciation decreasing $28,280 to $15,689 for this period from $43,969 for the nine months ended March 31, 2017 primarily due to assets becoming fully depreciated in the prior period; 5) maintenance labor decreasing $24,279 to $22,713 for this period from $46,992 for the nine months ended March 31, 2017 primarily due to not hiring a dedicated maintenance worker during the current period; offset by 6) a 1% increase in the price of chocolate.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2018 increased $12,654 to $82,324, which is 22% of sales, compared to $69,670, or 18% of sales for the three months ended March 31, 2017. The increase of $12,654 in selling expenses for the three months ended March 31, 2017 is primarily due to increased commission expense, shipping expense and promotions expense. Bill backs expense increased $5,275 to $8,954 for this period from $3,679 for the three months ended March 31, 2017, primarily due to a change in the structure of the bill back agreement. Shipping expense increased $4,062 to $11,754 for this period from $7,692 for the three months ended March 31, 2017, primarily due to an increased shipment of online ordered items and an increase in shipping rates. Promotions expense, which are paid to customers for various marketing reasons, increased $3,210 to $4,169 for this period from $959 for the three months ended March 31, 2017, primarily due to an increase in promotion items for the 100th anniversary of the Cherry Mash.

Selling expenses for the nine months ended March 31, 2018 increased $11,707 to $312,872, which is 13% of sales, compared to $301,165 or 12% of sales for the nine months ended March 31, 2017. The increase of $11,707 in selling expenses for the nine months ended March 31, 2018 is primarily due to increased commissions and shipping expenses. Commission expense increased $6,282 to $87,924 for this period from $81,642 for the nine months ended March 31, 2017 primarily due to an increase in sales of items with higher commissions. Shipping expense increased $5,562 to $29,282 for this period from $23,720 for the nine months ended March 31, 2017, primarily due to an increased shipment of online ordered items and an increase in shipping rates.

(16)

Chase General Corporation and Subsidiary

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2018 increased $9,561 to $106,855 and 28% of sales, compared to $97,294 or 24% of sales for the three months ended March 31, 2017. The increase of $9,561 in general and administrative expenses for the three months ended March 31, 2018 is primarily due to higher miscellaneous general expense and office salaries, offset by lower insurance expense and website expense. Miscellaneous general expense increased $16,959 to $17,744 for this period from $785 for the three months ended March 31, 2017 due to the payment of a non-recurring workplace penalty. Office salaries increased $1,695 to $22,805 for this period from $21,110 for the three months ended March 31, 2017 due to annual raises for employees. Insurance expense decreased $4,586 to $32,078 for this period from $36,664 for the three months ended March 31, 2017 due to employees changing their enrollment in insurance plans. Website expense decreased $3,547 to $4,831 for this period from $8,378 for the three months ended March 31, 2017 due to more design work done in the three months ended March 31, 2017.

General and administrative expenses for the nine months ended March 31, 2018 increased $56,569 to $376,518 or 16% of sales, compared to $319,949 or 13% of sales for the nine months ended March 31, 2017. The increase of $56,569 in general and administrative expenses for the nine months ended March 31, 2018 is primarily due to an increase in website expense, miscellaneous general expense, professional fees, and office salaries. Website expense increased $37,773 to $51,109 for this period from $13,336 for the three months ended March 31, 2017 due to redesigning the website for the 100th anniversary of the Cherry Mash. Miscellaneous general expense increased $10,279 to $21,329 for this period from $11,050 for the three months ended March 31, 2017 due to the payment of a non-recurring workplace penalty. Professional fees increased $6,507 to $98,376 for this period from $91,869 for the three months ended March 31, 2017 due to higher legal fees. Office salaries increased $3,020 to $66,144 for this period from $63,124 for the nine months ended March 31, 2017 due to annual raises for employees.

OTHER INCOME (EXPENSE)

Other income (expense) increased by $7,350 for the three months ended March 31, 2018 to $286, compared to $(7,064) for the three months ended March 31, 2017 primarily due to an increase of $7,177 in miscellaneous expense. The reason for this increase is primarily due to a nonrecurring transition fee charged to the Company by a customer to offset the customer’s product relocation costs which occurred during the three months ended March 31, 2017.

Other income (expense) increased by $7,987 for the nine months ended March 31, 2018 to $(3,252), compared to $(11,239) for the nine months ended March 31, 2017 primarily due to an increase of $7,155 in miscellaneous expense. The increase in miscellaneous expense is primarily due to a nonrecurring transition fee charged to the Company by a customer to offset the customer’s product relocation costs during the nine months ended March 31, 2017.

(17)

Chase General Corporation and Subsidiary

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded income tax benefit for the three months ended March 31, 2018 of $(34,126) as compared to income tax benefit of $(70,320) for the three months ended March 31, 2017. The Company recorded income tax benefit for the nine months ended March 31, 2018 of $(20,235) as compared to income tax benefit of $(87,701) for the nine months ended March 31, 2017. The net income tax expense (benefit) recorded for the three and nine months ended March 31, 2018 is primarily due to recognizing income taxes related to current net income or loss.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2018 of $(120,457), compared to a net loss of $(114,145) for the three months ended March 31, 2017. This earnings decrease of $6,312 is explained above. The Company reported net loss for the nine months ended March 31, 2018 of $(104,914), compared to net loss of $(142,558) for the nine months ended March 31, 2017. This earnings increase of $37,644 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2018 and March 31, 2017, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2018 and March 31, 2017, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2018 was $(152,475) which is an increase in losses of $(6,312) as compared to the net loss for the three months ended March 31, 2017 of $(146,163).

Net income (loss) applicable to common stockholders for the nine months ended March 31, 2018 was $(200,968) which is a decrease in losses of $37,644 as compared to the net loss for the nine months ended March 31, 2017 of $(238,612).

(18)

Chase General Corporation and Subsidiary

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Nine Months Ended
	March 31
	2018	2017
Net Cash Provided by Operating Activities	$157,620	$133,002
Net Cash Used by Investing Activities	$(2,276)	$(17,245)
Net Cash Used by Financing Activities	$(16,666)	$(11,533)

Management has no material commitments for capital expenditures during the remainder of fiscal 2018. The $157,620 of cash provided by operating activities for the nine months ended March 31, 2018 is fully detailed in the condensed consolidated statement of cash flows on page five. The $2,276 of cash used in investing activities for the nine months ended March 31, 2018 is the purchase of office furniture. The $16,666 of cash used in financing activities for the nine months ended March 31, 2018 is the principal payments on vehicle loans. At March 31, 2018, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

CRITICAL ACCOUNTING POLICIES

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (SEC), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict,” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks, and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the ability to adequately pass through customers unanticipated future increases in raw material costs, decreased demand for products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

(20)

Chase General Corporation and Subsidiary

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2018 is $8,172,932.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

(21)

Chase General Corporation and Subsidiary

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 14, 2018	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(23)