Form 10-K
period 2018-06-30
CHASE GENERAL CORP
filed 2018-09-26
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☒      Smaller reporting company ☒

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

As of September 25, 2018 there were 969,834 shares of Common Stock, $1.00 par value, outstanding.

Chase General Corporation AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

FOR THE YEAR ENDED JUNE 30, 2018

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

PART I

ITEM 1	BUSINESS

Chase General Corporation was incorporated November 6, 1944 for the purpose of manufacturing confectionery products. In 1970, Chase General Corporation acquired a 100% interest in its wholly-owned subsidiary, Dye Candy Company. (Chase General Corporation and Dye Candy Company are sometimes referred herein as the Company). This subsidiary is the main operating company for the reporting entity.

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

The principal products produced are as follows:

Chase Candy Products of Dye Candy Company produces a candy bar under the trade name of “Cherry Mash”. The bar is distributed in the following six case sizes:

(1)	60 count pack
(2)	12 boxes of 24 bars per box
(3)	200 count shipper box
(4)	100 count shipper box
(5)	100 # 2 box Counter Display
(6)	4 box - 36 count Counter Display

In addition to the regular size bar, a “mini-mash” is distributed in the following seven case sizes:

(1)	24 - 12 oz. bags
(2)	6 jars - 60 bars per jar
(3)	23 # wrapped bars
(4)	22 # unwrapped bars
(5)	12 - 12 oz. bags
(6)	3 - 4 # jars
(7)	24 - 12 oz. clamshell containers

(1)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

ITEM 1	BUSINESS (CONTINUED)

Principal Products and Methods of Distribution (Continued)

Seasonal Candy Products of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries. These products are distributed in bulk or packaged. Principal products include:

(1)	Coconut Bon-Bons	(6)	Peanut Brittle
(2)	Coconut Stacks	(7)	Peanut Clusters
(3)	Home Style Poe Fudge	(8)	Champion Créme Drops
(4)	Peco Flake	(9)	Jelly Candies
(5)	Peanut Squares	(10)	Frosted Pretzels

The Champion Crème Drops, Frosted Pretzels, and Jelly Candies are not produced or repackaged by the Company.

All products are shipped to customers by commercial haulers.

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors, and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2018 and 2017, this division accounted for 54% and 59%, respectively, of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2018 and 2017, this division accounted for 46% and 40%, respectively, of the consolidated sales of Dye Candy Company.

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

(2)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

ITEM 1	BUSINESS (CONTINUED)

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

Research and Development

The Company has not developed any new products for the years ended June 30, 2018 and 2017.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. No suppliers accounted for more than 10% of the Company’s cost of sales for the years ended June 30, 2018 and 2017.

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

(3)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

ITEM 1	BUSINESS (CONTINUED)

Employees

As of June 30, 2018, the Company had 18 full time employees. This expands to approximately 30 full time personnel during the busy production months of August through December.

Customers

For the years ended June 30, 2018 and 2017, one customer accounted for 42% and 34%, respectively, of gross sales. As of June 30, 2018 and 2017, that same customer accounted for 26% and 21%, respectively, of trade receivables. For the years ended June 30, 2018 and 2017, another customer and its affiliates accounted for 12% and 20%, respectively, of gross sales. As of June 30, 2018 and 2017, that same customer and its affiliates accounted for 17% and 31%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2018 and 2017. Two other customers each accounted for more than 10% of the Company’s A/R for the year ended June 30, 2018.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company has evaluated the requirements of the Food Safety Modernization Act (FSMA). The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested, and processed. As of the fiscal year ended June 30, 2018 and through the filing of this form, management believes the Company is compliant with all FSMA requirements. Another inspection for compliance will be conducted by a third party within 12 months of year-end. Management does not anticipate any future expenditures in the next twelve months in this regard.

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

(4)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 1A	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2018.

Item 2	PROPERTIES

We conduct our operations from two buildings as follows:

Chase Warehouse – This building is located in St. Joseph, Missouri and is owned by Dye Candy Company, a wholly-owned subsidiary of the registrant. The facility is currently devoted entirely to the storage of supplies, and the warehousing and shipping of candy products. This warehouse is over seventy years old, is in fair condition and adequate to meet present requirements. The warehouse has approximately 15,000 square feet and is not encumbered.

Chase General Office and Dye Candy Company Operating Plant – This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The annual rental expense of this facility was $78,000 for each year ended June 30, 2018 and 2017.

The net book value of our premises, land and office, and production equipment totaled $235,180 and $265,138 at June 30, 2018 and 2017, respectively.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

(5)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 25, 2018, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

(6)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that plan for or anticipate the future. Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” and the like. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements are made. These expectations, assumptions, and uncertainties include: the Company’s expectation of heavier demand on working capital in the fall and winter months in anticipation of August through December sales; our belief that the Company has stabilized its customer base; will continue its efforts to expand the existing market area and increase sales to customers; and maintain tight control of all expenditures.

Overview

During fiscal year ended 2018, the Company’s net sales were $2,680,236, as compared to net sales of $2,753,043 for fiscal year ended June 30, 2017. This 2.6% decrease in volume and an 7.7% decrease in cost of sales and a 12.0% increase in operating expenses resulted in a slight change profitability during the year, as reflected in the loss from operations of $267,973 for fiscal year 2018 compared to the loss from operations of $277,586 for fiscal year 2017. Working capital decreased $203,896 to $375,081 for the current year from $578,977 for the fiscal year 2017 due primarily to a decrease in inventory, decrease in cash, decrease in prepaid expenses, decrease in income taxes receivable, and an increase in accounts payable offset by an increase in trade receivables.

The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(7)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Estimates (Continued)

General (Continued)

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

There have been no other events that have occurred subsequent to June 30, 2018, through the date of filing this form, that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended June 30, 2018.

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

Inventories

Inventories are carried at the “lower of cost or net realizable value,” with cost being determined on the “first-in, first-out” basis of accounting. The cost of goods in process include an estimate for manufacturing overhead. Finished goods inventory are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method, the valuation of finished goods inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories.

(8)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

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

Results of Operations

The following table sets forth for the years indicated, the percentage of net sales of certain items in the Company’s consolidated statements of operations for the years ended June 30, 2018 and 2017, respectively:

	2018	2017
Net Sales	100.00%	100.00%
Cost of Sales	77.81	82.09
Gross Profit on Sales	22.19	17.91
Selling Expense	14.53	13.58
General and Administrative Expense	17.54	14.42
Loss on Sale of Equipment	0.12	-
Loss from Operations	(10.00)	(10.09)
Other Expense, Net	(0.12)	(0.42)
Loss before Income Taxes	(10.12)	(10.51)
Income Taxes Benefit	(0.97)	(4.00)
Net Loss	(9.15)	(6.51)
Preferred Dividends	(4.78)	(4.65)

Loss Applicable to Common Stockholders	(13.93)%	(11.16)%

(9)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2018 Compared to Fiscal Year 2017

Net Sales

During the year ended June 30, 2018, sales, net of returns and allowances, decreased $72,807 or 2.6% as compared to the year ended June 30, 2017. Gross sales for Chase Candy products decreased $160,760 or 9.7% to $1,506,633 for the year ended June 30, 2018 compared to $1,666,393 for 2017. Gross sales for Seasonal Candy products increased $101,577 or 9.0% to $1,229,196 for the year ended June 30, 2018 as compared to $1,127,619 for 2017. The Company’s returns and allowances increased $16,391 or 32.2% to $67,251 for the year ended June 30, 2018, compared to $50,860 for the year ended June 30, 2017. The Company’s other sales increased $2,767 or 28.0% to $12,658 for the year ended June 30, 2018, compared to $9,891 for the year ended June 30, 2017.

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 9.7% decrease in gross sales of Chase Candy of $160,760 for the year ended June 30, 2018over the same period ended June 30, 2017, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $171,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 2) decreased sales of the L278/L212 Mini Mash division by approximately $21,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers offset by 3) increased sales of the Cherry Mash Merchandisers division by approximately $9,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 4) increased sales of the L299 Bulk Mini Mash division by approximately $8,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 5) increased sales of Cherry Mash internet sales via the Company’s website by approximately $10,000 versus the same period a year ago, and 6) various other fluctuations netting to an increase of approximately $4,000.

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 9.0% increase in gross sales of Seasonal Candy of $101,577 for the year ended June 30, 2018 over the same period ended June 30, 2017, is primarily due to the net effect of the following: 1) increased sales in the generic seasonal division by approximately $136,000 due to increased orders from existing customers; offset by 2) decreased sales in the Chase clamshell seasonal division by approximately $34,000 versus the same period a year ago, primarily due to decreased orders from existing customers.

(10)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2018 Compared to Fiscal Year 2017 (Continued)

Cost of Sales

Cost of sales for the year ended June 30, 2018, as compared to the year ended June 30, 2017, decreased by 7.7%. The cost of sales decreased $174,547 to $2,085,405 while decreasing to 77.8% of net sales for the year ended June 30, 2018, compared to $2,259,952 or 82.1% of net sales for the year ended June 30, 2017.

The 7.7% decrease in cost of sales of $174,547 is primarily due to the net impact of a 2.6% decrease in net sales of $72,807 offset by a 5.2% increase in the price of corn syrup and a 1.1% increase in the price of chocolate. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Primarily due to the fluctuations in these raw material prices, gross margins have decreased due to unchanged sales prices during the period. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices.

Labor costs, including wages, vacation pay and payroll taxes of $452,712 for the year ended June 30, 2018, decreased 8.5% or $41,864 as compared to $494,576 for the period ended 2017 primarily due to decreased production wages due to decreased hours, bonuses, and pay rates compared to the same period ended June 30, 2017.

Freight expense, including shipping and handling costs on goods shipped of $155,421 for the year ended June 30, 2018, decreased 2.77% or $4,430 as compared to $159,851 for the period ended 2017 due primarily to a decrease in sales.

Gross Profit on Sales

The gross profit increased 20.6% or $101,740 to $594,831 increasing to 22.2% of related net sales for the year ended June 30, 2018, as compared to $493,091 or 17.9% of related net sales for the year ended June 30, 2017, as a net result of the 7.6% decrease in cost of sales described above and the 2.6% decrease in net sales.

Finished goods inventory as of June 30, 2018 of $208,254 decreased $62,098 or 23.% from the June 30, 2017 finished goods inventory of $270,352. Raw materials inventory as of June 30, 2018 of $74,267 increased $13,612 or 22.4% from the June 30, 2017 raw materials inventory of $60,655. Packaging materials inventory as of June 30, 2018 of $152,184 increased $16,546 or 12.2% from June 30, 2017 packaging materials inventory of $135,638. Goods in process inventory as of June 30, 2018 of $10,937 decreased $2,456 or 18.3% from the June 30, 2017 goods in process inventory of $13,393. Inventory levels vary based primarily on sales and purchases.

(11)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2018 Compared to Fiscal Year 2017 (Continued)

Selling Expenses

Selling expenses for the year ended June 30, 2018 increased $15,630 to $389,373, which is 14.5% of net sales, compared to $373,743 or 13.6% of net sales for the year June 30, 2017. This increase is primarily due to higher promotions, shipping expenses, and commissions offset by a decrease in sales salaries and truck depreciation. Promotions expense, which are paid to customers for various marketing reasons, increased $11,183 to $60,156 for the year ended June 30, 2018, as compared to $48,973 for the year ended June 30, 2017, primarily due to an increase in sales on products to certain customers. Shipping expenses increased $9,713 to $36,692 for the year ended June 30, 2018, as compared to $26,979 for the year ended June 30, 2017, primarily due to an increase in items shipped and an increase in rates. Commissions increased $5,610 to $98,132 for the year ended June 30, 2018, as compared to $92,522 for the year ended June 30, 2017, primarily due to an increase in sales of products with commissions. Sales salaries decreased $8,437 to $106,063 for the year ended June 30, 2018, as compared to $114,500 for the year ended June 30, 2017, primarily due to a retirement of one of the salespersons. Depreciation expense decreased $2,515 to $40,108 for the year ended June 30, 2018, as compared to $42,623 for the year ended June 30, 2017 primarily due to a decrease in purchases of property and equipment in the current year opposed to the twelve months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2018 increased $73,158 to $470,092, which is 17.5% of net sales, compared to $396,934 or 14.4% of net sales for the year ended June 30, 2017. The increase is primarily due to an increase in website expense, bad debt expense, miscellaneous general expense, professional fees, office salaries, and insurance expense offset by decreases in taxes and licenses. Website expense increased $38,287 to $53,869 for the year ended June 30, 2018, as compared to $15,582 for the year ended June 30, 2017 primarily due redesigning the website for the 100th anniversary of the Cherry Mash. Bad debt expense increased $10,948 to $8,132 for the year ended June 30, 2018, as compared to $(2,816) for the year ended June 30, 2017 primarily due to writing off additional receivables.

Miscellaneous general expense increased $10,805 to $22,534 for the year ended June 30, 2018, as compared to $11,729 for the year ended June 30, 2017 primarily due to the payment of a non-recurring workplace penalty. Professional fees increased $6,832 to $111,806 for the year ended June 30, 2018, as compared to $104,974 for the year ended June 30, 2017 primarily due to higher legal fees. Office salaries increased $5,593 to $90,088 for the year ended June 30, 2018, as compared to $84,495 for the year ended June 30, 2017 primarily due to annual raises for employees. Insurance expense increased $3,589 to $127,607 for the year ended June 30, 2018, as compared to $124,018 for the year ended June 30, 2017 primarily due to a rate increase on the health insurance plan. Taxes and licenses decreased $1,236 to $7,709 for the year ended June 30, 2018, as compared to $8,945 for the year ended June 30, 2017 primarily due the business license and sales tax decreasing in the current year.

(12)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2018 Compared to Fiscal Year 2017 (Continued)

Loss from Operations

Loss from operations for the year ended June 30, 2018 was (10.0)% of net sales, as compared to a loss from operations of (10.1)% of net sales for the year ended June 30, 2017 for the reasons previously described.

Other Expense

Other expense reflects a net expense of $3,290 for the year ended June 30, 2018, as compared to net expense of $11,466 for the year ended June 30, 2017. This decrease of $8,176 in other expense was primarily due to decreases of $7,140 and $1,036 in miscellaneous expense and interest expense, respectively. The decrease in miscellaneous expense is primarily due to a nonrecurring transition fee charged to the Company by a customer to offset the customer’s product relocation costs which occurred during the year ended June 30, 2017.

Loss before Income Taxes

Loss before income taxes was $(271,263) for the year ended June 30, 2018, as compared to a loss before income taxes of $(289,052) for the year ended June 30, 2017. The reasons for the decrease of $17,789 have been previously discussed.

Benefit for Income Taxes

The Company recorded income tax benefit for the year ended June 30, 2018 of $(26,022) as compared to an income tax benefit of $(110,111) for the year ended June 30, 2017. The income tax benefit for the year ended June 30, 2018 decreased as a result of, among other things, the reduction in income tax rates as further explained in Note 5 of the financial statements.

Net Loss

Net loss for the year ended June 30, 2018 was $(245,241), compared to a net loss for the year ended June 30, 2017 of $(178,941). This increase of $66,300 is the result of those items previously discussed.

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	2018	2017
Net Cash Provided by Operating Activities	$13,918	$59,628
Net Cash Used by Investing Activities	$(38,585)	$(17,245)
Net Cash Used by Financing Activities	$(19,386)	$(15,460)

(13)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2018 Compared to Fiscal Year 2017 (Continued)

Operating Activities

The positive cash flow of $13,918 generated from operations is a result of small fluctuations in net sales, increases in operating expenses and the Company continuing to monitor raw material pricing, and when a price increase or decrease is anticipated, adjustments to inventory levels are made accordingly. During the year ended June 30, 2018, sales, net of returns and allowances, decreased $72,807, or 2.6% as compared to the year ended June 30, 2017. Total inventory as of June 30, 2018 of $443,952 decreased $36,086 or 7.5% from the June 30, 2017 total inventory of $480,038. Trade receivables as of June 30, 2018 of $135,331 increased $8,124 or 6.4% from the June 30, 2017 trade receivables of $127,207. The timing of inventory purchases and collections from customer trade receivables had the most significant impact on cash flow generated from operations.

Investing Activities

The negative cash flow of $38,585 from investing is a result of equipment purchases and proceeds from sales. Machinery and equipment cash purchases of $72,585 and $17,245 were made during the years ended June 30, 2018 and 2017, respectively. Proceeds from the sale of machinery and equipment were $34,000 during the year ended June 30, 2018.

Financing Activities

The Company borrowed $330,000 and $325,000, respectively, on its line-of-credit during the fall of 2017 (fiscal 2018) and 2016 (fiscal 2017) busy seasons. Payments of $330,000 and $325,000, respectively, were paid for years ended June 30, 2018 and 2017. The Company entered into a $350,000 line-of-credit agreement expiring on January 4, 2019, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

Notes payable principal payments were $19,386 and $15,460 for years ended June 30, 2018 and 2017, respectively.

Overall cash and cash equivalents decreased $44,053 to $2,129 at June 30, 2018 from $46,182 at June 30, 2017.

At June 30, 2018, the Company’s accumulated deficit was $5,887,988, compared to an accumulated deficit of $5,462,747 as of June 30, 2017. Working capital as of June 30, 2018 decreased $211,168 to $368,482 from $579,650 as of June 30, 2017.

(14)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2018 Compared to Fiscal Year 2017 (Continued)

Liquidity and Sources of Capital (Continued)

Financing Activities (Continued)

The Company’s lease on its office and plant facility is effective through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of each five year period, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor. The facility is leased from an entity that is partially owned by the son of the Chief Executive Officer of the Company.

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

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 16 through 36 of this Form 10-K.

(15)

Chase General Corporation AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

TABLE OF CONTENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(16)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Chase General Corporation and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (“Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2008.

Kansas City, Missouri

September 26, 2018

(17)

Chase General Corporation AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

june 30, 2018 AND 2017

	2018	2017
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$2,129	$46,182
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,389 and $13,733, Respectively	135,331	127,207
Inventories:
Finished Goods	208,254	270,352
Goods in Process	10,937	13,393
Raw Materials	74,267	60,655
Packaging Materials	152,184	135,638
Prepaid Expenses	12,225	24,689
Income Taxes Receivable	-	11,160
Total Current Assets	595,327	689,276

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	838,131
Trucks and Autos	163,039	213,116
Office Equipment	33,025	31,518
Leasehold Improvements	72,068	72,068
Total	1,232,271	1,267,181
Less Accumulated Depreciation	997,091	1,002,043

Total Property and Equipment, Net	235,180	265,138

Deferred Income Taxes	-	27,163
Total Long Term Assets	235,180	292,301

Total Assets	$830,507	$981,577

The accompanying notes are an integral part of the consolidated financial statements.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

June 30, 2018 AND 2017

	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$176,871	$63,628
Current Maturities of Notes Payable	11,224	16,133
Accrued Expenses	30,852	29,239
Deferred Income	1,299	1,299
Total Current Liabilities	220,246	110,299

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	24,787	39,264
Deferred Income	7,466	8,765
Total Long-Term Liabilities	32,253	48,029

Total Liabilities	252,499	158,328

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,310,000 and $2,280,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,265,000 and $2,235,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,194,796 and $5,136,263, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $846,594 and $837,055, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,887,988)	(5,642,747)
Total Stockholders' Equity	578,008	823,249

Total Liabilities and Stockholders' Equity	$830,507	$981,577

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended june 30, 2018 AND 2017

	2018	2017
NET SALES	$2,680,236	$2,753,043

COST OF SALES	2,085,405	2,259,952
Gross Profit on Sales	594,831	493,091

OPERATING EXPENSES
Selling Expenses	389,373	373,743
General and Administrative Expenses	470,092	396,934
Loss on Sale of Equipment	3,339	-
Total Operating Expenses	862,804	770,677

Loss from Operations	(267,973)	(277,586)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	2,051	(5,089)
Interest Expense	(5,341)	(6,377)
Total Other Expense	(3,290)	(11,466)

Loss before Income Taxes	(271,263)	(289,052)

INCOME TAXES BENEFIT	(26,022)	(110,111)

NET LOSS	$(245,241)	$(178,941)

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.38)	$(0.32)
- DILUTED	$(0.38)	$(0.32)

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended june 30, 2018 AND 2017

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JUNE 30, 2016	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,463,806)	$1,002,190

Net Loss	-	-	-	-	-	-	(178,941)	(178,941)

BALANCE, JUNE 30, 2017	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,642,747)	823,249

Net Loss	-	-	-	-	-	-	(245,241)	(245,241)

BALANCE, JUNE 30, 2018	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,887,988)	$578,008

The accompanying notes are an integral part of the consolidated financial statements.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended june 30, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from Customers	$2,672,112	$2,805,458
Cost of Sales, Selling, General and Administrative Expenses Paid	(2,652,853)	(2,732,696)
Interest Paid	(5,341)	(6,377)
Income Taxes Paid	-	(6,757)
Net Cash Provided by Operating Activities	13,918	59,628

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	34,000	-
Purchases of Property and Equipment	(72,585)	(17,245)
Net Cash Used by Investing Activities	(38,585)	(17,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	330,000	325,000
Principal Payments on Line-of-Credit	(330,000)	(325,000)
Principal Payments on Notes Payable	(19,386)	(15,460)
Net Cash Used by Financing Activities	(19,386)	(15,460)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,053)	26,923

Cash and Cash Equivalents, Beginning of Year	46,182	19,259

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,129	$46,182

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(245,241)	$(178,941)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	65,204	105,754
Allowance for Bad Debts	(2,916)	(2,916)
Deferred Income Amortization	(1,299)	(1,299)
Deferred Income Taxes	27,163	(110,076)
Loss on Sale of Equipment	3,339	-
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(5,208)	55,331
Inventories	34,396	171,838
Prepaid Expenses	12,464	(19,000)
Income Taxes Receivable	11,160	17,951
Accounts Payable	113,243	16,910
Accrued Expenses	1,613	4,076

NET CASH PROVIDED BY OPERATING ACTIVITIES	$13,918	$59,628

The accompanying notes are an integral part of the consolidated financial statements.

(22)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

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

Revenue Recognition

The Company recognizes revenues as product is shipped to customers. Net sales are comprised of the total sales billed during the period, including shipping and handling charges to customers, less the estimated returns, customer allowances, and customer discounts.

(23)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

NOTE 1	nature of business and SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2018 and 2017 was $155,421 and $159,851, respectively.

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

Inventories

Inventories are carried at the “lower of cost or net realizable value,” with cost being determined on the “first-in, first-out” basis of accounting. The cost of goods in process include an estimate for manufacturing overhead. Finished goods inventory are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method, the valuation of finished goods inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories.

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

Years Ended June 30, 2018 and 2017

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

Income Taxes

Deferred income taxes are provided using the liability method for temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred income tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred income tax assets are only recognized if it is more likely than not that a tax position will be realized or sustained upon examination by the relevant taxing authority. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of relevant information. Deferred income tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. Based on the facts, the Company has determined it necessary to reduce their deferred income tax asset with a valuation allowance due it being more likely than not that the Company will be able to realize all of the deferred income tax asset.

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) 740, Income Taxes. As of June 30, 2018 and 2017, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2018 and 2017.

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

Years Ended June 30, 2018 and 2017

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common Share (Continued)

The following table details out the contingently issuable shares for the years ended June 30, 2018 and 2017. For 2017 and 2016, the contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

	2018	2017
Shares Issuable Upon Conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

Advertising Expense

Advertising is expensed when incurred. Advertising expense was $14,779 and $16,049 for the years ended June 30, 2018 and 2017, respectively.

Going Concern

The Company follows ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure for the year ended June 30, 2018. Management determined that, when considered in the aggregate, the current conditions and events do not that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the consolidated financial statements are available for issuance.

(26)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

NOTE 2	FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2018 and 2017, deferred revenue of $1,299 was amortized into income.

NOTE 3	NOTES PAYABLE

The Company’s long-term debt at June 30, 2018 and 2017 consists of:

Payee	Terms	2018	2017
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2019, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	25,560	32,308

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	10,451	14,383

Ford Credit	$468 monthly payments, interest of 2.9%; paid in full in April 2018.	-	8,706

	Total	36,011	55,397
	Less current portion	11,224	16,133
	Long-term portion	$24,787	$39,264

(27)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

NOTE 3	Notes payable (CONTINUED)

Future minimum payments for the years ended June 30 are:

Year Ended June 30,	Amount
2019	$11,224
2020	11,798
2021	10,204
2022	2,785
Total	$36,011

NOTE 4	CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2018 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2018 and 2017 totaled $8,204,950 and $8,076,878, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2018 and 2017:

	2018	2017
6% Convertible
Series A	$17.85	$17.55
Series B	$17.40	$17.10
5% Convertible
Series A	$68.75	$67.50
Series B	$68.75	$67.50

(28)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

NOTE 4	capital stock (CONTINUED)

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

NOTE 5	INCOME TAXES

Management believes the income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the years ended June 30, 2017, 2016, and 2015 are subject to examination by the IRS taxing authority.

The sources of deferred income tax assets and liability at June 30, 2018 and 2017 are as follows:

	2018	2017
Deferred Income Tax Assets:
Net Operating Loss Carryover	$66,580	$83,694
Valuation Allowance on Net Operating Loss	(29,460)	-
Trade Receivables	3,473	5,251
Deferred Income	2,273	3,837
Inventories	540	952
Contribution Carryover	830	572
Total Deferred Income Tax Assets	44,236	94,306

Deferred Income Tax Liability:
Property and Equipment	(44,236)	(67,143)
NET DEFERRED INCOME TAX ASSET	$-	$27,163

The net deferred income tax asset is presented in the accompanying June 30, 2018 and 2017 consolidated balance sheets as follows:

	2018	2017
Deferred Income Tax Asset	$-	$27,163

(29)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

NOTE 5	income taxes (CONTINUED)

The benefit for income taxes for the years ended June 30, 2018 and 2017consists of the following:

	2018	2017
Current Income Tax	$-	$(35)
Change in Deferred Taxes Due to Enacted Changes in Tax Law	(19,369)	-
Deferred Income Tax Credit	(6,653)	(110,076)
Total	$(26,022)	$(110,111)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended June 30, 2018 and 2017 due to the following:

	2018	2017
Computed at Federal Statutory Rates	$(55,176)	$(98,278)
Increase (Decrease) in Income Taxes Resulting from:
Non-Deductible Expenses	3,288	111
Change in Deferred Taxes Due to Enacted Changes in Tax Law	(19,369)	-
Adjustment of Deferred Tax Balances	15,857	-
Changes in Judgment on Realizability of Deferred Tax Assets	24,207	-
Other	-	(36)
State Income Taxes	5,171	(11,908)
Total	$(26,022)	$(110,111)

On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the Act), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, and makes changes to certain other business-related exclusions, deductions, and credits. Because a change in tax law is accounted for in the period of enactment, the effect of the Act was recorded in the Company’s fiscal second quarter ending December 31, 2017 which caused a net provision adjustment to deferred income taxes of $19,369.

The Company has available at June 30, 2018, $256,695 of unused operating loss that may be carried forward and applied against future taxable income. Of the net operating loss carryforward, $16,460 expires on June 30, 2038, the remaining balance does not expire.

(30)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

NOTE 6	LOSS PER SHARE

The loss per share for the years ended June 30, 2018 and 2017, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	2018	2017
Net Loss	$(245,241)	$(178,941)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Loss - Common Stockholders	$(373,313)	$(307,013)

	2018	2017
Weighted Average of Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	$2,003,168	$2,003,168

Basic Loss per Share	$(0.38)	$(0.32)

Diluted Loss per Share	$(0.38)	$(0.32)

Contingently issuable shares were not included in the 2018 and 2017 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

NOTE 7	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2018	2017
Cash Paid for:
Interest	$5,341	$6,377
Income Taxes	-	6,757

(31)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

NOTE 8	COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2018 and 2017. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year Ending June 30,	Amount
2019	$78,000
2020	78,000
2021	78,000
2022	78,000
2023	78,000
Thereafter	136,500
$526,500

As of June 30, 2018, the Company had raw materials purchase commitments with four vendors totaling approximately $164,800.

On April 3, 2018, Chase sold a vehicle to a former director for $4,500, netting a loss on the sale of approximately $8,000. The estimated fair value of the vehicle was $18,000.

NOTE 9	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2018, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

NOTE 10	CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2018 and 2017, two customers accounted for 54% of the gross sales. As of June 30, 2018 and 2017, four customers accounted for 63% and two customers accounted for 52%, respectively, of trade receivables.

(32)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

NOTE 11	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued amended guidance to clarify the principles for recognizing revenue from contracts with customers (ASC 606). The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required regarding customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance will initially be applied retrospectively using one of two methods. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is adopting the new standard on July 1, 2018 on a modified retrospective basis by which the cumulative effect of the change is recognized in retained earnings at the date of initial application.

The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASC 606. The Company has applied the five-step model of the new standard to the Company’s customer contracts and compared the results to current accounting practices. The new standard will not affect the economics of the Company’s underlying customer contracts nor have a material change to current accounting practices. Based on the evaluation of our current contracts, revenue will be recognized consistently under both the current and new revenue standards. The Company has identified certain amounts paid to customers which are currently recorded as selling expense. Under ASC 606, these amounts will be recorded as a reduction to revenue as the Company does not receive a distinct good or service in exchange for the payment. Although this change will not have an impact to retained earnings at the date of adoption, it is expected to have a material impact to the amount of revenue recorded upon adoption of ASC 606. The Company has also identified certain amounts included in accounts payable that will be separately recorded as a current liability upon adoption of ASC 606. There will be no impact to working capital as a result of these reclassifications. For the quarter ending September 30, 2018, the Company will be expanding the revenue disclosures to reflect the requirements of ASC 606.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize most leases on their balance sheet as lease liabilities with corresponding right-of-use (“ROU”) assets. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. We are currently in the process of evaluating our existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. ASU 2016-02 is effective for us beginning July 1, 2019. The guidance originally required entities to apply ASU 2016-02 on a modified retrospective basis; however, the FASB has recently proposed guidance that would allow adoption of this standard as of the effective date without restating prior periods. We expect adoption to result in a material increase in lease-related assets and liabilities on our consolidated balance sheets; however, we do not expect it to have a significant impact on our consolidated statements of operations or cash flows.

(33)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2018 and 2017

NOTE 11	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Recently Adopted Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet, instead of separating deferred taxes into current and noncurrent amounts. Effective July 1, 2017, the Company elected to retrospectively adopt ASU 2015-17, resulting in a reclassification reducing both deferred tax assets and deferred tax liabilities by $63,306 on the balance sheet at June 30, 2017. There was no impact on results of operations as a result of the adoption of ASU 2015-17.

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

The Company monitors significant events occurring after June 30, 2018 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

(34)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

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

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2018, the Company’s internal control over financial reporting was effective.

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

None

(35)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	73	1980 to Present	One Year
Brian A. Yantis	70	July 16, 1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	73	39	Until Successor Elected
Brian A. Yantis	70	26	Until Successor Elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for 39 years, 13 years as Vice-President and 27 years as President. He has been on the board of directors for 39 years and has been associated with the candy business for 43 years.

Brian A. Yantis, Secretary has been an officer of the Company since May 1992. Until retiring in 2011, he had been associated with the insurance business for 37 years and was a Vice-President of Aon Risk Services in Chicago, Illinois for 22 years.

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

(36)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(f)	Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors, and employees of the Company. The Code of Business Conduct and Ethics will be provided to any person without charge upon request.

Item 11	EXECUTIVE COMPENSATION

(a)	General

Executive officers are compensated for their services as set forth in the Summary Compensation Table. These salaries are approved yearly by the board of directors.

(b)	Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and				Other	Restricted
Principal	Fiscal			Annual	Stock	Option	LTIP	All Other
Position	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis	1) 06-30-18	134,300	-	3,300	-	-	-	-
Barry M. Yantis	1) 06-30-17	138,600	-	4,500	-	-	-	-
Barry M. Yantis	1) 06-30-16	138,600	-	2,980	-	-	-	-

1)	CEO, President and Treasurer

2)	No other compensation than that which is listed in compensation table.

3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable.

(e)	Long-term incentive plan awards table

Not applicable

(f)	Compensation of Directors

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

(37)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 11	EXECUTIVE COMPENSATION (CONTINUED)

(h)	Report on repricing of option/SARs

Not applicable

(i)	Additional information with respect to compensation committee interlocks and insider participation in compensation decisions

The registrant has no formal compensation committee. The Board of Directors, Brian A. Yantis and Barry M. Yantis (all current officers of the Company) annually approve the compensation of Barry M. Yantis, CEO, President and Treasurer.

(j)	Board compensation committee report on executive compensation

The Board bases the annual salary of the CEO on the Company's prior year performance. The criteria is based upon, but is not limited to, market area expansion, gross profit improvement, control of operating expenses, generation of positive cash flow, and hours devoted to the business during the previous fiscal year.

(38)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

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

(c)	No Known Change of Control is Anticipated

(39)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the 2005 fiscal year to provide office and manufacturing facilities with a limited liability company that is partially owned by the son of the Chief Executive Officer of the Company. The annual rent is $78,000.

On April 3, 2018, Chase sold a vehicle to a former director for $4,500, netting a loss on the sale of approximately $8,000. The estimated fair value of the vehicle was $18,000.

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2018 and 2017:

	2018	2017
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$62,338	$61,005
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

(40)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

PART IV

Item 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

2.	Consolidated Financial Statement Schedules:

None

3.	Exhibits:

The exhibits listed below are filed with or incorporated by reference in this report.

The following have been previously filed and are incorporated by reference to prior years' Forms 10-K filed by the Registrant:

3.1	Articles of Incorporation of Chase General Corporation

3.2	Bylaws

The following are Exhibits attached or explanations included in "Notes to Consolidated Financial Statements" in Part II of this report:

4.	Instruments defining the rights of security holders including indentures - Refer to Note 4.

11.	Computation of loss per share - Refer to Note 6.

21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(41)

ITEM 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES (CONTINUED)

101	The following financial statements for the year ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended June 30, 2018 and 2017, (iii) Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(42)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date:	September 26, 2018	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 26, 2018
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brian A. Yantis		September 26, 2018
Brian A. Yantis	Secretary and Director

(43)