Form 10-Q
period 2018-09-30
CHASE GENERAL CORP
filed 2018-11-13
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Nonaccelerated filer ☒	Smaller reporting company ☒
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

As of November 12, 2018, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE sheets

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$283	2,129
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,689 and $13,389, Respectively	553,964	135,331
Inventories:
Finished Goods	227,449	208,254
Goods in Process	17,936	10,937
Raw Materials	97,322	74,267
Packaging Materials	160,875	152,184
Prepaid Expenses	36,013	12,225
Total Current Assets	1,093,842	595,327

LONG-TERM ASSETS
Property and Equipment:
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	163,039	163,039
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,232,271	1,232,271
Less Accumulated Depreciation	1,011,336	997,091
Total Property and Equipment, Net	220,935	235,180

Total Assets	$1,314,777	$830,507

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE sheets (CONTINUED)

	September 30,	June 30,
	2018	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank Overdraft	$12,846	$-
Accounts Payable	294,706	176,871
Current Maturities of Notes Payable and Line of Credit	321,365	11,224
Accrued Expenses	57,953	30,852
Refund Liability Owed to Customers	18,274	-
Deferred Income	1,299	1,299
Total Current Liabilities	706,443	220,246

LONG-TERM LIABILITIES

Notes Payable, Less Current Maturities	21,892	24,787
Deferred Income	7,142	7,466
Total Long-Term Liabilities	29,034	32,253

Total Liabilities	735,477	252,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,317,500 and $2,310,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,272,500 and $2,265,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,209,430 and $5,194,796, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $848,979 and $846,594, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,886,696)	(5,887,988)
Total Stockholders' Equity	579,300	578,008

Total Liabilities and Stockholders' Equity	$1,314,777	$830,507

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30
	2018	2017
SALES	$741,520	$870,430

COST OF SALES	526,321	661,092
Gross Profit on Sales	215,199	209,338

OPERATING EXPENSES
Selling	72,903	112,332
General and Administrative	138,484	147,036
Total Operating Expenses	211,387	259,368

Income (Loss) from Operations	3,812	(50,030)

OTHER EXPENSE
Miscellaneous Income	363	370
Interest Expense	(2,883)	(1,978)
Total Other Income (Expense)	(2,520)	(1,608)

Income (Loss) before Income Taxes	1,292	(51,638)

INCOME TAX EXPENSE (BENEFIT)	-	5,209

NET INCOME (LOSS)	$1,292	$(56,847)
NET LOSS PER SHARE OF COMMON STOCK
Basic	$(0.03)	$(0.09)

Diluted	$(0.03)	$(0.09)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF cash flows

(UNAUDITED)

	Three Months Ended
	September 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,292	$(56,847)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Used by Operating Activities:
Depreciation and Amortization	14,245	17,096
Allowance for Bad Debts	300	300
Deferred Income Amortization	(324)	(324)
Deferred Income Taxes	-	57,740
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(418,933)	(531,879)
Inventories	(57,940)	(10,809)
Prepaid Expenses	(23,788)	(18,152)
Income Taxes Receivable	-	(52,531)
Accounts Payable	117,835	202,414
Accrued Expenses	27,101	25,348
Refund Liability Owed to Customers	18,274	-
Net Cash Used by Operating Activities	(321,938)	(367,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	310,000	330,000
Principal Payments on Notes Payable	(2,754)	(3,969)
Bank Overdraft	12,846	-
Net Cash Provided by Financing Activities	320,092	326,031

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,846)	(41,613)

Cash and Cash Equivalents - Beginning of Period	2,129	46,182

CASH AND CASH EQUIVALENTS - END OF PERIOD	$283	$4,569

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS notes to CONDENSED CONSOLIDATED financial STATEMENTS (UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2018 has been condensed from audited consolidated financial statements at that date. The condensed consolidated financial statements as of and for the three months ended September 30, 2018 and for the three months ended September 30, 2017 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2018. The results of operations for the three months ended September 30, 2018 and cash flows for the three months ended September 30, 2018 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to September 30, 2018, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2018.

Revenue Recognition

The majority of our revenue is derived by fulfilling customer orders for the purchase of our products, including 1) a candy bar marketed under the trade name “Cherry Mash” and 2) coconut, peanut, chocolate, and fudge confectioneries. The Company recognizes revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon shipment to the customer. Shipping and handling costs incurred to ship product to the customer are recorded within cost of sales. Amounts billed and due from our customers are classified as accounts receivables on the balance sheet and require payment on a short-term basis. Generally, individual orders from customers are accounted for as a single performance obligation.

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS notes to CONDENSED CONSOLIDATED financial STATEMENTS (UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in first quarter of the year ending June 30, 2019 resulting from updated estimates of revenue for prior year product sales were not significant.

The majority of the Company’s products are confectionery and confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. The Company operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment. The various divisions of revenue are as follows for the three months ended September 30:

	2018	2017
Sales - Chase Candy	$294,447	$342,763
Sales - Seasonal Candy	447,073	527,667
Sales	$741,520	$870,430

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS notes to CONDENSED CONSOLIDATED financial STATEMENTS (UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. On July 1, 2018, we adopted the requirements of ASC 606 and all the related amendments to contracts that have not been completed as of the initial adoption date using the modified retrospective method. Upon completing our implementation assessment of ASC 606, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company identified certain amounts included in accounts payable that will be separately recorded as a current liability upon adoption of ASC 606. There will be no impact to working capital as a result of these reclassifications. The cumulative effects of the changes made to our consolidated July 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

	Balance at	Adjustment	Balance at
	June 30, 2018	Upon Adoption	July 1, 2018
Balance Sheet
Accounts Payable	$135,311	$(12,900)	$122,411
Refund Liability Owed to Customers	-	12,900	12,900

There is no change in the timing of revenue recognition upon adoption of ASC 606. The Company has identified certain amounts paid to customers which are currently recorded as selling expense. Under ASC 606, these amounts will be recorded as a reduction to revenue as the Company does not receive a distinct good or service in exchange for the payment. The total impact of adoption on our consolidated statement of operation and balance sheet was as follows:

	As of and for the period ended September 30, 2018
	Current		Previous
	Standard	Change	Standard
Balance Sheet
Accounts Payable	$294,706	$18,274	$312,980
Refund Liability Owed to Customers	18,274	(18,274)	$-

Statement of Operations
Sales	$741,520	$19,802	$761,322
Selling Expenses	72,903	19,802	$92,705

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS notes to CONDENSED CONSOLIDATED financial STATEMENTS (UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize most leases on their balance sheet as lease liabilities with corresponding right-of-use (ROU) assets. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. We are currently in the process of evaluating our existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. ASU 2016-02 is effective for us beginning July 1, 2019. The guidance originally required entities to apply ASU 2016-02 on a modified retrospective basis; however, the FASB has recently proposed guidance that would allow adoption of this standard as of the effective date without restating prior periods. We expect adoption to result in a material increase in lease-related assets and liabilities on our consolidated balance sheets; however, we do not expect it to have a significant impact on our consolidated statements of operations or cash flows.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

NOTE 2	EARNINGS (LOSS) PER SHARE

The loss per share were computed on the weighted average of outstanding common shares during the period.

	Three Months Ended
	September 30
	2018	2017
Net Income (Loss)	$1,292	$(56,847)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Loss - Common Stockholders	$(30,726)	$(88,865)

Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS notes to CONDENSED CONSOLIDATED financial STATEMENTS (UNAUDITED)

NOTE 2	EARNINGS (LOSS) PER SHARE (CONTINUED)

	Three Months Ended
	September 30
	2018	2017
Weighted Average Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Loss per Share	$(0.03)	$(0.09)

Diluted Loss per Share	$(0.03)	$(0.09)

The contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

Cumulative Preferred Stock dividends in arrears at September 30, 2018 and 2017 totaled $8,236,968 and $8,108,896, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30
	2018	2017
6% Convertible
Series A	$18	$18
Series B	$17	$17
5% Convertible
Series A	$69	$68
Series B	$69	$68

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

NOTE 3	NOTES PAYABLE and line of credit

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2018	2018
Nodaway	$350,000 line-of-credit agreement
Valley Bank	expiring on January 4, 2019, with a
	variable interest rate at prime but not
	less than 5%. The line-of-credit is
	collateralized by substantially all
	assets of the Company. Management
	anticipates renewal of the line-of-credit
	agreement at similar terms upon
	expiration.	$310,000	$-

Ford Credit	$705 monthly payments, interest of
	5.8%; final payment due October 2021,
	secured by a vehicle.	23,810	25,560

Toyota Credit	$364 monthly payments, interest of
	3.5%; final payment due December
	2020, secured by a vehicle.	9,447	10,451

Total		343,257	36,011
Less: Current Portion		321,365	11,224
Long-Term Portion		$21,892	$24,787

Future minimum payments for the twelve months ending September 30 are:

Twelve Months Ending September 30,	Amount
2019	$321,365
2020	11,946
2021	9,245
2022	701
2023	-
Total	$343,257

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS notes to CONDENSED CONSOLIDATED financial STATEMENTS (UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at September 30, 2018. The Company has no material tax positions at September 30, 2018 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company’s federal income tax returns for the fiscal years ended 2016, 2017, and 2018 are subject to examination by the Internal Revenue Service (IRS) taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30
	2018	2017
Cash Paid for:
Interest	$2,883	$1,978

NOTE 6	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of September 30, 2018, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Chase General Corporation (Chase) is a holding company for its wholly owned subsidiary, Dye Candy Company. This subsidiary is the main operating company that is engaged in the manufacture of confectionery products which are sold primarily to wholesale houses, grocery accounts, vendors, and repackers. The subsidiary (Company) operates two divisions, Chase Candy division and Seasonal Candy division, which share a common labor force and utilize the same basic equipment and raw materials. Therefore, segment reporting for the two divisions is not maintained by management.

The Company’s business, like that of many other confectionary product manufacturers, is seasonal. Historically, the Company has realized more of its revenue and earnings in the fiscal second quarter, which includes the majority of the holiday shopping season, than in any other fiscal quarter.

RESULTS OF OPERATIONS - Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended
	September 30
	2018	2017
Sales	100%	100%
Cost of Sales	71	76
Gross Profit on Sales	29	24
Operating Expenses	29	30
Income (Loss) from Operations	-	(6)
Other Income (Expense), Net	-	(0)
Income (Loss) before Income Taxes	-	(6)
Provision for Income Taxes	-	1
Net Income (Loss)	-%	(7)%

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Sales decreased $128,910 or 15% for the three months ended September 30, 2018 to $741,520 compared to $870,430 for the three months ended September 30, 2017. Sales for Seasonal Candy decreased $77,854 to $460,284 for the three months ended September 30, 2018, compared to $538,138 for 2017. Sales for Chase Candy decreased $46,839 to $302,182 for the three months ended September 30, 2018, compared to $349,021 for 2017. Sales allowances and discounts for the Company decreased $15,179 to $2,083 for the three months ended September 30, 2018, compared to $17,262 for 2017. The Company’s other sales increased $406 to $939 for the three months ended September 30, 2018, compared to $533 for 2017. Due to the adoption of ASC 606, adjustments disclosed in Note 1 totaling $19,802 for the three months ended September 30, 2018 were recorded as a reduction to revenue.

The 14% decrease in sales of Seasonal Candy of $77,854 for the three months ended September 30, 2018 over the same period ended September 30, 2017, is primarily due to the net effect of the following: 1) decreased orders in the bulk seasonal division netting approximately $78,000 due to decreased sales to existing customers; 2) decreased orders from various customers in the clamshell seasonal division netting approximately $70,000 versus the same period a year ago primarily due to existing customers decreasing orders; offset by 3) increased orders from customers in the generic seasonal division netting approximately $70,000 versus the same period a year ago primarily due to existing customer increasing orders; and 4) an approximate 5% average increase to the price of Seasonal Candy products.

The 13% decrease in sales of Chase Candy of $46,839 for the three months ended September 30, 2018 over the same period ended September 30, 2017, is primarily due to the net effect of the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $34,000 versus the same period a year ago primarily due to decreased orders from existing customers; 2) decreased sales of L278/L212 Mini Mash division by approximately $14,000 versus the same period a year ago primarily due to decreased orders from existing customers; and 3) decreased sales of L279 and L299 Bulk Mini Mash division by approximately $13,000 versus the same period a year ago due to decreased orders from existing customers; offset by 4) increased sales of L100, L200, SK436, and SK2100 Cherry Mash Merchandisers division by approximately $14,000 versus the same period a year ago due to increased orders from existing customers.

COST OF SALES

The cost of sales decreased $134,771 to $526,321, or 71% of related sales for the three months ended September 30, 2018 compared to $661,092, or 76% of related sales for the three months ended September 30, 2017.

The 20% decrease in cost of sales of $134,771 is primarily due to the net impact of a 15% decrease in sales of $128,910 and a 6% decrease in the raw material cost of peanuts. This was offset by a 6% increase in the raw material cost of corn syrup. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2018 decreased $39,429 to $72,903, which is 10% of sales, compared to $112,332 or 13% of sales for the three months ended September 30, 2017.

The decrease of $39,429 in selling expenses for the three months ended September 30, 2018 is primarily due to the adoption of ASC 606, lower sales salaries, shipping charges, and auto depreciation. With the adoption of ASC 606, the Company no longer includes advertising and bill backs with selling expenses. The expenses included in selling expenses totaled $29,417 for the three months ended September 30, 2017. As disclosed in Note 1, adjustments of $19,802 were made to selling expenses for the three months ended September 30, 2018. Sales salaries decreased $5,500 to $23,125 for this period from $28,625 for the three months ended September 30, 2017 primarily due to the retirement of one of the salespersons. Auto depreciation expense decreased $2,504 to $8,152 for this period from $10,656 for the three months ended September 30, 2017 primarily due to selling a vehicle in the period ending June 30, 2018. Shipping expense decreased $1,929 to $(334) for this period from $1,595 for the three months ended September 30, 2017 primarily due to actual shipping costs being less than estimated at year ending June 30, 2018.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2018 decreased $8,552 to $138,484 and increased to 19% of sales, compared to $147,036 or 17% of sales for the three months ended September 30, 2017.

The decreased costs are primarily because of a decrease in website expense offset by an increase in office salaries. Website expense decreased $10,242 to $4,094 for this period from $14,336 for the three months ended September 30, 2018 primarily due to redesigning the website for the 100th anniversary of the Cherry Mash during the period ending September 30, 2017. Office salaries increased $1,797 to $23,105 for this period from $21,308 for the three months ended September 30, 2018 primarily due to annual raises for employees.

OTHER EXPENSE

Other expense increased by $912 for the three months ended September 30, 2018 to $2,520 compared to $1,608 for the three months ended September 30, 2017 primarily due to an increase in interest expense of $905.

INCOME TAX EXPENSE (BENEFIT)

The Company recorded a tax expense for the three months ended September 30, 2018 of $0 as compared to tax expense of $5,209 for the three months ended September 30, 2017. There is no income tax expense recorded for the three months ended September 30, 2018 primarily due to the net operating loss carryforward at June 30, 2018 that is available to offset taxable income in the current period.

Chase General Corporation and Subsidiary PART I. FINANCIAL INFORMATION ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME (LOSS)

The Company reported a net income for the three months ended September 30, 2018 of $1,292, compared to net loss of $56,847 for the three months ended September 30, 2017. This increase of $58,139 is explained above

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2018 and 2017, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2018 was $30,726 which is a decrease of $58,139 as compared to the net loss for the three months ended September 30, 2017 of $88,865.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal year indicated.

	Three Months Ended
	September 30
	2018	2017
Net Cash Used in Operating Activities	$(321,938)	$(367,644)
Net Cash Provided by Financing Activities	320,092	326,031

Management has made no material commitments for capital expenditures during the remainder of fiscal 2019. The $321,938 of cash used in operating activities is fully detailed in the condensed consolidated statement of cash flows on page four. The $320,092 of cash provided by financing activities is primarily due to the receipt of $330,000 drawn from a line-of-credit, net of principal payments on equipment and vehicle loans. The proceeds from the line-of-credit during the period ended September 30, 2017 were used to finance the buildup of inventories which is reflected in the cash used in operating activities. At September 30, 2018, the Company had $40,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements. Management expects that projected cash flows will enable the Company to pay the full balance on the line-of-credit prior to December 31, 2018.

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

(b) Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the period ending September 30, 2018, we identified a material weakness in our internal control over financial reporting related to our controls over the use of the retail inventory method in estimating ending inventory balances. This control deficiency resulted in a material adjustment to our ending inventory balance which is reflected in our financial statements for the period.

Except as described above, there were no significant changes in Chase’s internal control over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect Chase’s internal control over financial reporting subsequent to the date of the evaluation.

Chase General Corporation and Subsidiary

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2018 is $8,236,968.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer and Financial Officer Pursuant to Rules 13A-14(A) and 15D-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 13, 2018	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

