Form 10-Q/A
period 2018-09-30
CHASE GENERAL CORP
filed 2019-02-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of Chase's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2018, as a result of the material weakness discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statement will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the period ending September 30, 2018, we identified a material weakness in our internal control over financial reporting related to our controls in the method used to estimate the ending inventory balances. This control deficiency resulted in a material adjustment to our ending inventory balance for the period ending September 30, 2018. If not remediated, this control deficiency could result in future material misstatement to inventory and cost of goods sold within the Company's consolidated financial statements.

Management and the Board of Directors are committed to the continued improvement of the Company's overall system of internal control over financial reporting. Management believes the remediation measures described below will remediate the identified control deficiency and strengthen the Company's internal control over financial reporting.

Management will implement the following measures to remediate the internal control deficiency with respect to its valuation of inventory.

•	Management will implement new internal controls to calculate and review the estimated ending inventory balances using the retail inventory method on a monthly basis; while, also using an external vendor for verification of the calculation.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Chase General Corporation and Subsidiary
(Registrant)

February 14, 2019	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

