Form 10-Q
period 2018-12-31
CHASE GENERAL CORP
filed 2019-02-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 13, 2019, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$249,130	$2,129
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,989 and $13,389, Respectively	187,218	135,331
Inventories:
Finished Goods	18,669	208,254
Goods in Process	9,360	10,937
Raw Materials	89,173	74,267
Packaging Materials	135,889	152,184
Prepaid Expenses	44,523	12,225
Total Current Assets	733,962	595,327

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	163,039	163,039
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,232,271	1,232,271
Less Accumulated Depreciation	1,025,520	997,091
Total Property and Equipment, Net	206,751	235,180

Total Assets	$940,713	$830,507

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	June 30,
	2018	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$92,379	$176,871
Current Maturities of Notes Payable	11,507	11,224
Accrued Expenses	7,089	30,852
Refund Liability Owed to Customers	37,624	-
Deferred Income	1,299	1,299
Total Current Liabilities	149,898	220,246

LONG-TERM LIABILITIES
Deferred Income	6,817	7,466
Notes Payable, Less Current Maturities	18,962	24,787
Deferred Income Taxes	3,400	-
Total Long-Term Liabilities	29,179	32,253

Total Liabilities	179,077	252,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,325,000 and $2,310,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,280,000 and $2,265,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,224,063 and $5,194,796, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $851,363 and $846,594, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,704,360)	(5,887,988)
Total Stockholders' Equity	761,636	578,008

Total Liabilities and Stockholders' Equity	$940,713	$830,507

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31
	2018	2017

SALES	$1,130,629	$1,110,235

COST OF SALES	752,454	786,390
Gross Profit on Sales	378,175	323,845

OPERATING EXPENSES
Selling	95,514	118,216
General and Administrative	97,329	122,627
Total Operating Expenses	192,843	240,843

Income from Operations	185,332	83,002

OTHER INCOME (EXPENSE)
Miscellaneous Income	3,462	392
Interest Expense	(3,056)	(2,318)
Total Other Income (Expense)	406	(1,926)

Income before Income Taxes	185,738	81,076

PROVISION FOR INCOME TAXES	3,400	8,682

NET INCOME	$182,338	$72,394

EARNINGS PER SHARE
Basic	$0.14	$0.04

Diluted	$0.07	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	December 31
	2018	2017

SALES	$1,872,149	$1,980,665

COST OF SALES	1,278,775	1,447,482
Gross Profit on Sales	593,374	533,183

OPERATING EXPENSES
Selling	168,417	230,548
General and Administrative	235,813	269,663
Total Operating Expenses	404,230	500,211

Income from Operations	189,144	32,972

OTHER INCOME (EXPENSE)
Miscellaneous Income	3,825	762
Interest Expense	(5,941)	(4,298)
Total Other Income (Expense)	(2,116)	(3,536)

Income before Income Taxes	187,028	29,436

PROVISION FOR INCOME TAXES	3,400	13,891

NET INCOME	$183,628	$15,545

EARNINGS/(LOSS) PER SHARE
Basic	$0.11	$(0.05)

Diluted	$0.05	$(0.05)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$183,628	$15,545
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	28,429	34,017
Allowance for Bad Debts	600	600
Deferred Income Amortization	(649)	(649)
Deferred Income Taxes	3,400	59,683
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(52,487)	(60,559)
Inventories	192,551	212,550
Prepaid Expenses	(32,298)	(15,431)
Income Taxes Receivable	-	(41,371)
Accounts Payable	(84,492)	93,589
Accrued Expenses	(23,763)	(14,583)
Income Taxes Payable	-	6,739
Refund Liability Owed to Customers	37,624	-
Net Cash Provided by Operating Activities	252,543	290,130

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	340,000	330,000
Principal Payments on Line-of-Credit	(340,000)	(330,000)
Principal Payments on Notes Payable	(5,542)	(7,981)
Net Cash Used by Financing Activities	(5,542)	(7,981)

NET INCREASE IN CASH AND CASH EQUIVALENTS	247,001	282,149

Cash and Cash Equivalents - Beginning of Period	2,129	46,182

CASH AND CASH EQUIVALENTS - END OF PERIOD	$249,130	$328,331

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2018 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2018 and for the three and six months ended December 31, 2017 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2018. The results of operations for the three and six months ended December 31, 2018 and cash flows for the six months ended December 31, 2018 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to December 31, 2018, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2018.

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

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in second quarter of the year ending June 30, 2019 resulting from updated estimates of revenue for prior year product sales were not significant.

The majority of the Company’s products are confectionery and confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. The Company operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment. The various divisions of revenue are as follows:

For the three months ended December 31, 2018

	2018	2017
Sales - Chase Candy	$473,685	$455,329
Sales - Seasonal Candy	656,944	654,906
Sales	$1,130,629	$1,110,235

For the six months ended December 31, 2018

	2018	2017
Sales - Chase Candy	$767,772	$797,757
Sales - Seasonal Candy	1,104,377	1,182,908
Sales	$1,872,149	$1,980,665

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

Recently Adopted Pronouncements (Continued)

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

	For the three month period ended December 31, 2018
	Current		Previous
	Standard	Change	Standard
Statement of Operations
Sales	$1,130,629	$28,088	$1,158,717
Selling Expenses	95,514	28,088	123,602

	As of and for the six month period ended December 31, 2018
	Current		Previous
	Standard	Change	Standard
Balance Sheet
Accounts Payable	$92,382	$37,624	$130,006
Refund Liability Owed to Customers	37,624	(37,624)	-

Statement of Operations
Sales	$1,872,149	$47,890	$1,920,039
Selling Expenses	168,417	47,890	216,307

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

	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017
Net Income	$182,338	$72,394	$183,628	$15,545

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income (Loss) - Common Stockholders	$150,320	$40,376	$119,592	$(48,491)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$0.14	$0.04	$0.11	$(0.05)

Diluted Earnings (Loss) per Share	$0.07	$0.02	$0.05	$(0.05)

The contingently issuable shares, for the six months ended December 31, 2017, were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

note 2	EARNINGS (LOSS) PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at December 31, 2018 and 2017 totaled $8,268,986 and $8,140,914, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	December 31
	2018	2017
6% Convertible
Series A	$18	$18
Series B	18	17
5% Convertible
Series A	$69	$68
Series B	69	68

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s long-term debt consists of:

		December 31,	June 30,
Payee	Terms	2018	2018
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2020, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	22,036	25,560

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	8,433	10,451

Total		30,469	36,011
Less Current Portion		11,507	11,224
Long-Term Portion		$18,962	$24,787

Future minimum payments for the twelve months ending December 31 are:

December 31:	Amount
2019	$11,507
2020	12,098
2021	6,864
Total	$30,469

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at December 31, 2018. The Company has no material tax positions at December 31, 2018 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at December 31, 2018. The Company’s federal income tax returns for the fiscal years ended 2016, 2017 and 2018 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	December 31
	2018	2017

Cash Paid for:
Interest	$5,941	$4,298

NOTE 6	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of December 31, 2018, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017, and Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2018	2017	2018	2017
Sales	100%	100%	100%	100%
Cost of Sales	67	71	68	73
Gross Profit on Sales	33	29	32	27
Operating Expenses	17	22	22	25
Income from Operations	16	7	10	2
Other Income (Expense), Net	-	-	-	-
Income before Income Taxes	16	7	10	2
Provision for Income Taxes	-	1	-	1
Net Income	16%	6%	10%	1%

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SALES

Sales increased $20,394 or 2% for the three months ended December 31, 2018 to $1,130,629 compared to $1,110,235 for the three months ended December 31, 2017. Sales for Chase Candy increased $19,917 to $484,968 for the three months ended December 31, 2018, compared to $465,051 for the three months ended December 31, 2017. Sales for Seasonal Candy increased $9,701 to $689,844 for the three months ended December 31, 2018, compared to $680,143 for the three months ended December 31, 2017. Sales for other sales for the Company increased $3,826 to $11,846 for the three months ended December 31, 2018, compared to $8,020 for the three months ended December 31, 2017. Sales returns and allowances for the Company decreased $15,038 to $27,941 for the three months ended December 31, 2018, compared to $42,979 for the three months ended December 31, 2017. Due to the adoption of ASC 606, adjustments disclosed in Note 1 totaling $28,088 for the three months ended December 31, 2018 were recorded as a reduction to revenue.

The 4% increase in sales of Chase Candy of $19,917 for the three months ended December 31, 2018 over the same period ended December 31, 2017, is primarily due to the net effect of the following: 1) increased sales of the L212/L278 Mini Mash division by approximately $16,000 versus the same period a year ago primarily due to increased orders from existing customers; 2) increased sales of L279/L299 Bulk Mini Mash division by approximately $14,000 versus the same period a year ago due to increased orders from existing customers; 3) increased sales of L100/L200/SK2100 Cherry Mash Merchandisers division by approximately $5,000 versus the same period a year ago primarily due to increased orders from existing customers; offset by 4) decreased sales of L276 Cherry Mash Distributors Pack division by approximately $15,000 versus the same period a year ago due to decreased orders from existing customers.

The 1% increase in sales of Seasonal Candy of $9,701 for the three months ended December 31, 2018 over the same period ended December 31, 2017, is primarily due to the net effect of the following: 1) an increase orders in the clamshell division netting approximately $56,000 versus the same period a year ago, primarily due to existing customers increasing orders; 2) increased orders in the bulk seasonal division netting approximately $53,000, due to increased sales from existing customers; offset by 3) decreased orders from various customers in the general seasonal division netting approximately $98,500 versus the same period a year ago, primarily due to existing customers decreasing orders.

Sales returns and allowances decreased $15,038 for the three months ended December 31, 2018 over the same period ended December 31, 2017 primarily due to management’s anticipation of returns from one customer in the prior period.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SALES (CONTINUED)

Sales decreased $108,516 or 5% for the six months ended December 31, 2018 to $1,872,149 compared to $1,980,665 for the six months ended December 31, 2017. Sales for Chase Candy decreased $26,922 to $787,150 for the six months ended December 31, 2018, compared to $814,072 for the six months ended December 31, 2017. Sales for Seasonal Candy decreased $68,153 to $1,150,128 for the six months ended December 31, 2018, compared to $1,218,281 for the six months ended December 31, 2017. Sales for other sales for the Company increased $4,232 to $12,785 for the six months ended December 31, 2018, compared to $8,553 for the six months ended December 31, 2017. Sales returns and allowances for the Company decreased $30,217 to $30,024 for the six months ended December 31, 2018, compared to $60,241 for the six months ended December 31, 2017. Due to the adoption of ASC 606, adjustments disclosed in Note 1 totaling $47,890 for the six months ended December 31, 2018 were recorded as a reduction to revenue.

The 3% decrease in sales of Chase Candy of $26,922 for the six months ended December 31, 2018 over the same period ended December 31, 2017, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $49,000 versus the same period a year ago primarily due to existing customers decreasing orders; offset by 2) increased sales of the L100/L200/SK2100 Cherry Mash Merchandisers division by approximately $18,000 versus the same period a year ago primarily due to existing customers increasing orders; 3) decreased sales of the L212/L278 Mini Mash division by approximately $2,000 versus the same period a year ago primarily due to existing customers increasing orders; and 4) other various increases netting to $2,000.

The 6% increase in sales of Seasonal Candy of $68,153 for the six months ended December 31, 2018 over the same period ended December 31, 2017, is primarily due to the net effect of the following: 1) decreased sales in the generic seasonal division netting approximately $28,000 versus the same period a year ago, primarily due to existing customers decreasing orders; 2) decreased sales in the bulk seasonal division netting approximately $25,000 versus the same period a year ago, primarily due to existing customers decreasing orders; and 3) decreased sales in the clamshell seasonal division netting approximately $14,500 versus the same period a year ago, primarily due to existing customers decreasing orders.

Sales returns and allowances decreased $30,217 for the six months ended December 31, 2018 over the same period ended December 31, 2017 is primarily due to management’s anticipation of returns from one customer in the prior period.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

COST OF SALES

The cost of sales decreased $33,936 to $752,454 or 67% of related revenues for the three months ended December 31, 2018, compared to $786,390 or 71% of related revenues for the three months ended December 31, 2017. The 4% decrease in cost of sales of $33,936 is primarily due to the net effect of 1) a 1% decrease in the price of peanuts; 2) decreased waste in packaging; offset by 3) a 2% increase in sales of $20,394; 4) an 4% increase in the price of corn syrup; and 5) a 2% increase in the price of chocolate.

The cost of sales decreased $168,707 to $1,278,775 or 68% of related revenues for the six months ended December 31, 2018, compared to $1,447,482 or 73% of related revenues for the six months ended December 31, 2017. The 12% decrease in cost of sales of $168,707 is primarily due to the net effect of 1) a 5% decrease in sales of $108,516; 2) a 3.3% decrease in the price of peanuts; 3) supervisor’s salary decreasing $14,050 to $92,510 for this period from $106,560 for the six months ended December 31, 2017 primarily due to retirement of one of the supervisors; 4) maintenance labor decreasing $13,023 to $3,892 for this period from $16,915 for the six months ended December 31, 2017 primarily due to not hiring a dedicated maintenance worker during the current period; offset by 5) an 5% increase in the price of corn syrup; and 6) a 1% increase in the price of chocolate.

Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2018 decreased $22,702 to $95,514, which is 8% of sales, compared to $118,216, or 11% of sales for the three months ended December 31, 2017. The decrease of $22,702 in selling expenses for the three months ended December 31, 2018 is primarily due to the adoption of ASC 606, lower sales salaries, lower vehicle depreciation, lower auto expense offset by shipping expenses. With the adoption of ASC 606, the Company no longer includes advertising and bill backs with selling expenses. The expenses included in selling expenses totaled $13,836 for the three months ended December 31, 2017. As disclosed in Note 1, adjustments of $28,088 were made to selling expenses for the three months ended December 31, 2018. Sales salaries decreased $5,500 to $23,125 for this period from $28,625 for the three months ended December 31, 2017 primarily due to retirement of one of the salespersons. Vehicle depreciation expense decreased $2,504 to $8,152 for this period from $10,656 for the three months ended December 31, 2017 and auto expense decreased $2,211 to $2,330 for this period from $4,541 for the three months ended December 31, 2017 primarily due to a selling a vehicle in the period ending June 30, 2018. Shipping expenses increased $2,574 to $18,507 for this period from $15,933 for the three months ended December 31, 2017 primarily due to an increase in shipment of online ordered items.

Selling expenses for the six months ended December 31, 2018 decreased $62,131 to $168,417, which is 9% of sales, compared to $230,548 or 11% of sales for the six months ended December 31, 2017. The decrease of $62,131 in selling expenses for the six months ended December 31, 2018 is primarily due to the adoption of ASC 606, lower sales salaries, lower vehicle depreciation, and lower auto expense. With the adoption of ASC 606, the Company no longer includes advertising and bill backs with selling expenses. The expenses included in selling expenses totaled $43,253 for the six months ended December 31, 2017. As disclosed in Note 1, adjustments of $47,890 were made to selling expenses for the six months ended December 31, 2018. Sales salaries decreased $11,000 to $46,250 for this period from $57,250 for the six months ended December 31, 2017 primarily due to retirement of one of the salespersons. Vehicle depreciation expense decreased $5,008 to $16,304 for this period from $21,312 for the six months ended December 31, 2017 and auto expense decreased $3,460 to $4,148 for this period from $7,608 for the six months ended December 31, 2017 primarily due to a selling a vehicle in the period ending June 30, 2018.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2018 decreased $25,298 to $97,329 and 9% of sales, compared to $122,627 or 11% of sales for the three months ended December 31, 2017. The decrease of $25,298 in general and administrative expenses for the three months ended December 31, 2018 is primarily due to lower website expense offset by higher insurance expense and office salaries. Website expense decreased $28,750 to $3,192 for this period from $31,942 for the three months ending December 31, 2017 primarily due to redesigning the website for the 100th anniversary of the Cherry Mash in the prior year. Insurance expense increased $2,901 to $33,739 for this period from $30,838 for the three months ending December 31, 2017 primarily due to an increase in insurance premiums. Office salaries increased $1,320 to $23,351 for this period from $22,031 for the three months ending December 31, 2017 primarily due annual raises for employees.

General and administrative expenses for the six months ended December 31, 2018 decreased $33,850 to $235,813 or 13% of sales, compared to $269,663 or 14% of sales for the six months ended December 31, 2017. The decrease of $33,850 in general and administrative expenses for the six months ended December 31, 2018 is primarily due to lower website expense offset by higher insurance expense and office salaries. Website expense decreased $38,992 to $7,286 for this period from $46,278 for the three months ending December 31, 2017 primarily due to redesigning the website for the 100th anniversary of the Cherry Mash in the prior year. Insurance expense increased $3,465 to $65,787 for this period from $62,322 for the three months ending December 31, 2017 primarily due to an increase in insurance premiums. Office salaries increased $3,117 to $46,456 for this period from $43,339 for the three months ending December 31, 2017 primarily due annual raises for employees.

OTHER INCOME (EXPENSE)

Other income (expense) increased by $2,332 for the three months ended December 31, 2018 to $406, compared to $(1,926) for the three months ended December 31, 2017 primarily due to $2,859 of miscellaneous income received from supplier.

Other income (expense) increased by $1,420 for the six months ended December 31, 2018 to $(2,116), compared to $(3,536) for the six months ended December 31, 2017 primarily due to $2,859 of miscellaneous income received from supplier.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2018 of $3,400 as compared to income tax expense of $8,682 for the three months ended December 31, 2017. The Company recorded income tax expense for the six months ended December 31, 2018 of $3,400 as compared to income tax expense of $13,891 for the six months ended December 31, 2017. The net income tax expense (benefit) recorded for the three and six months ended December 31, 2018 is primarily due to recognizing income taxes in relation to the profitability of operations.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

NET INCOME

The Company reported net income for the three months ended December 31, 2018 of $182,338, compared to net income of $72,394 for the three months ended December 31, 2017. This increase of $109,944 is explained above. The Company reported net income for the six months ended December 31, 2018 of $183,628, compared to net income of $15,545 for the six months ended December 31, 2017. This increase of $168,083 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2018 and 2017, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2018 and 2017, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2018 was $150,320 which is an increase of $109,944 as compared to the net income applicable to common stockholders for the three months ended December 31, 2017 of $40,376.

Net income applicable to common stockholders for the six months ended December 31, 2018 was $119,592 which is an increase of $168,083 as compared to the net loss applicable to common stockholders for the six months ended December 31, 2017 of $(48,491)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Six Months Ended
	December 31
	2018	2017
Net Cash Provided by Operating Activities	$252,543	$290,130
Net Cash Used by Financing Activities	$(5,542)	$(7,981)

Management has no material commitments for capital expenditures during the remainder of fiscal 2019. The $252,543 of cash provided by operating activities is fully detailed in the condensed consolidated statement of cash flows on page five. The $ 5,542 of cash used in financing activities is the principal payments on equipment and vehicle loans. At December 31, 2018, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of Chase’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018, as a result of the material weakness discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over consolidated financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statement will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the period ending September 30, 2018, we identified a material weakness in our internal control over financial reporting related to our controls in the method used to estimate the ending inventory balances. This control deficiency resulted in a material adjustment to our ending inventory balance for the period ending September 30, 2018. If not remediated, this control deficiency could result in future material misstatement to inventory and cost of goods sold within the Company’s consolidated financial statements.

Management and the Board of Directors are committed to the continued improvement of the Company’s overall system of internal control over financial reporting. Management believes the remediation measures described below will remediate the identified control deficiency and strengthen the Company’s internal control over financial reporting.

Management has implemented the following measures to remediate the internal control deficiency with respect to its valuation of inventory.

•	Management has calculated and reviewed the estimated ending inventory balances using the retail inventory method on a monthly basis; and has used an external vendor for verification of the calculation.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	a.	None

	b.	The total cumulative preferred stock dividends contingency at December 31, 2018 is $8,268,986.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

	a.	Exhibits.

		Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 101	The following financial statements for the quarter ended December 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2018 and 2017, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

