Form 10-Q
period 2019-03-31
CHASE GENERAL CORP
filed 2019-05-15
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(816) 279-1625
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
None	Not Applicable	Not Applicable

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

As of May 14, 2019, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2018

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$98,777	$2,129
Trade Receivables, Net of Allowance for Doubtful Accounts of $14,289 and $13,389, Respectively	165,586	135,331
Inventories:
Finished Goods	12,675	208,254
Goods in Process	12,959	10,937
Raw Materials	79,015	74,267
Packaging Materials	106,395	152,184
Prepaid Expenses	22,335	12,225
Total Current Assets	497,742	595,327

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	163,039	163,039
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,232,271	1,232,271
Less Accumulated Depreciation	1,039,428	997,091
Total Property and Equipment, Net	192,843	235,180

Total Assets	$690,585	$830,507

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	June 30,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$47,658	$176,871
Current Maturities of Notes Payable	7,473	11,224
Accrued Expenses	24,831	30,852
Refund Liability Owed to Customers	11,020	-
Deferred Income	1,299	1,299
Total Current Liabilities	92,281	220,246

LONG-TERM LIABILITIES
Deferred Income	6,492	7,466
Notes Payable, Less Current Maturities	12,761	24,787
Total Long-Term Liabilities	19,253	32,253

Total Liabilities	111,534	252,499

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,332,500 and $2,310,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,287,500 and $2,265,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,238,696 and $5,194,796, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $853,748 and $846,594, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,886,945)	(5,887,988)
Total Stockholders' Equity	579,051	578,008

Total Liabilities and Stockholders' Equity	$690,585	$830,507

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2019	2018

SALES	$327,044	$378,326

COST OF SALES	355,195	344,016
Gross Profit (Loss) on Sales	(28,151)	34,310

OPERATING EXPENSES
Selling	61,398	82,324
General and Administrative	96,654	106,855
Total Operating Expenses	158,052	189,179

Loss from Operations	(186,203)	(154,869)

OTHER INCOME (EXPENSE)
Miscellaneous Income	586	842
Interest Expense	(368)	(556)
Total Other Income	218	286

Loss before Income Taxes	(185,985)	(154,583)

INCOME TAX BENEFIT	(3,400)	(34,126)

NET LOSS	$(182,585)	$(120,457)

LOSS PER SHARE
Basic	$(0.22)	$(0.16)

Diluted	$(0.22)	$(0.16)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31
	2019	2018

SALES	$2,199,193	$2,358,991

COST OF SALES	1,633,970	1,791,498
Gross Profit on Sales	565,223	567,493

OPERATING EXPENSES
Selling	229,815	312,872
General and Administrative	332,467	376,518
Total Operating Expenses	562,282	689,390

Income/(Loss) from Operations	2,941	(121,897)

OTHER INCOME (EXPENSE)
Miscellaneous Income	4,411	1,604
Interest Expense	(6,309)	(4,856)
Total Other Expense	(1,898)	(3,252)

Income/(Loss) before Income Taxes	1,043	(125,149)

INCOME TAX BENEFIT	-	(20,235)

NET INCOME/(LOSS)	$1,043	$(104,914)

LOSS PER SHARE
Basic	$(0.10)	$(0.21)

Diluted	$(0.10)	$(0.21)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,043	$(104,914)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	42,337	50,995
Allowance for Bad Debts	900	900
Deferred Income Amortization	(974)	(974)
Deferred Income Taxes	-	32,950
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(31,155)	(88,432)
Inventories	234,598	209,085
Prepaid Expenses	(10,110)	(1,435)
Income Taxes Receivable	-	11,160
Accounts Payable	(129,213)	49,554
Refund Liability Owed to Customers	11,020	-
Accrued Expenses	(6,021)	(1,269)
Net Cash Provided by Operating Activities	112,425	157,620

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	-	(2,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	340,000	330,000
Principal Payments on Line-of-Credit	(340,000)	(330,000)
Principal Payments on Notes Payable	(15,777)	(16,666)
Net Cash Used by Financing Activities	(15,777)	(16,666)

NET INCREASE IN CASH AND CASH EQUIVALENTS	96,648	138,678

Cash and Cash Equivalents - Beginning of Period	2,129	46,182

CASH AND CASH EQUIVALENTS - END OF PERIOD	$98,777	$184,860

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2018 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2019 and for the three and nine months ended March 31, 2018 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2018. The results of operations for the three and nine months ended March 31, 2019 and cash flows for the nine months ended March 31, 2019 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

No events have occurred subsequent to March 31, 2019, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2019.

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

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in the third quarter of the year ending June 30, 2019 resulting from updated estimates of revenue for prior year product sales were not significant.

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

For the three months ended March 31,

	2019	2018
Sales - Chase Candy	$321,390	$372,664
Sales - Seasonal Candy	5,654	5,662
Sales	$327,044	$378,326

For the nine months ended March 31,

	2019	2018
Sales - Chase Candy	$1,044,762	$1,136,093
Sales - Seasonal Candy	1,154,431	1,222,898
Sales	$2,199,193	$2,358,991

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

The Company identified certain amounts included in accounts payable that are separately recorded as a current liability upon adoption of ASC 606. There was no impact to working capital as a result of these reclassifications. The cumulative effects of the changes made to our consolidated July 1, 2018 balance sheet for the adoption of the new revenue standard were as follows:

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

	For the three month period ended March 31, 2019
	Current		Previous
	Standard	Change	Standard
Statement of Operations
Sales	$327,044	$(1,313)	$325,731
Selling Expenses	61,398	(1,313)	60,085

	As of and for the nine month period ended March 31, 2019
	Current		Previous
	Standard	Change	Standard
Balance Sheet
Accounts Payable	$41,423	$11,020	$52,443
Refund Liability Owed to Customers	11,020	(11,020)	-

Statement of Operations
Sales	$2,199,193	$46,577	$2,245,770
Selling Expenses	229,815	46,577	276,392

(9)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize most leases on their balance sheet as lease liabilities with corresponding right-of-use (ROU) assets. Recognition, measurement, and presentation of expenses will depend on classification as a finance or operating lease. We are currently in the process of evaluating our existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. ASU 2016-02 is effective for us beginning July 1, 2019. The guidance originally required entities to apply ASU 2016-02 on a modified retrospective basis; however, the FASB has recently issued guidance that would allow adoption of this standard as of the effective date without restating prior periods. Management has begun the process of inventorying leases that this standard may apply to and the impact is not yet determined.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

(10)

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2019	2018	2019	2018
Net Income (Loss)	$(182,585)	$(120,457)	$1,043	$(104,914)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Loss - Common Stockholders	$(214,603)	$(152,475)	$(95,011)	$(200,968)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Loss per Share	$(0.22)	$(0.16)	$(0.10)	$(0.21)

Diluted Loss per Share	$(0.22)	$(0.16)	$(0.10)	$(0.21)

The contingently issuable shares, for the three months and nine months ended March 31, 2019 and 2018, were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

(11)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2	LOSS PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at March 31, 2019 and 2018 totaled $8,301,004 and $8,172,932, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31
	2019	2018
6% Convertible
Series A	$18	$18
Series B	18	17
5% Convertible
Series A	$70	$69
Series B	70	69

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

(12)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s notes payable consists of:

		March 31,	June 30,
Payee	Terms	2019	2018
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2020, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	20,234	25,560

Toyota Credit	$364 monthly payments, interest of 3.5%. The loan was paid off in March of 2019.	-	10,451

Total		20,234	36,011
Less Current Portion		7,473	11,224
Long-Term Portion		$12,761	$24,787

Future minimum payments for the twelve months ending March 31 are:

March 31:	Amount
2020	$7,473
2021	7,922
2022	4,839
Total	$20,234

(13)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at March 31, 2019. The Company has no material tax positions at March 31, 2019, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at March 31, 2019. The Company’s federal income tax returns for the fiscal years ended 2016, 2017, and 2018 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31
	2019	2018
Cash Paid for:
Interest	$6,309	$4,856

NOTE 6	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of March 31, 2019, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018, and Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2019	2018	2019	2018
Sales	100%	100%	100%	100%
Cost of Sales	109	91	74	76
Gross Profit (Loss) on Sales	(9)	9	26	24
Operating Expenses	48	50	26	29
Loss from Operations	(57)	(41)	-	(5)
Other Income (Expense), Net	-	-	-	-
Loss before Income Taxes	(57)	(41)	-	(5)
Benefit for Income Taxes	(1)	(9)	-	(1)
Net Loss	(56)%	(32)%	-%	(4)%

(15)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SALES

Sales decreased $51,282 or 14% for the three months ended March 31, 2019 to $327,044 compared to $378,326 for the three months ended March 31, 2018. Sales for Chase Candy decreased $42,686 to $329,582 for the three months ended March 31, 2019, compared to $372,268 for the three months ended March 31, 2018. Sales for Seasonal Candy increased $99 to $5,816 for the three months ended March 31, 2019, compared to $5,717 for the three months ended March 31, 2018. Other sales for the Company decreased $2,528 to $988 for the three months ended March 31, 2019, compared to $3,516 for the three months ended March 31, 2018. Sales returns and allowances for the Company increased $7,480 to $10,655 for the three months ended March 31, 2019, compared to $3,175 for the three months ended March 31, 2018. Due to the adoption of ASC 606, adjustments disclosed in Note 1 totaling $1,313 for the three months ended March 31, 2019 were recorded as an increase to revenue.

The 11% decrease in sales of Chase Candy of $42,686 for the three months ended March 31, 2019 over the same period ended March 31, 2018, is primarily due to the net effect of the following: 1) decreased sales of the L100/L200/SK2100 Merchandiser division by approximately $27,500 versus the same period a year ago, primarily due to decreased orders from existing customers, 2) decreased sales of the L276 Distributor Pack division by approximately $14,500 primarily due to existing customers decreasing orders; and 3) various other fluctuations netting to a decrease of approximately $500. Decreased sales are primarily driven by competitors increasing their market share.

The 2% increase in sales of Seasonal Candy of $99 for the three months ended March 31, 2019 over the same period ended March 31, 2018, is primarily due to the net effect of the following: 1) increased sales in the clamshell division by approximately $1,400 versus the same period a year ago, primarily due to increased sales to existing customer; offset by 2) decreased sales in the bulk seasonal division netting approximately $1,300 primarily due to decreased sales to existing customers.

Sales decreased $159,798 or 7% for the nine months ended March 31, 2019 to $2,199,193 compared to $2,358,991 for the nine months ended March 31, 2018. Sales for Chase Candy decreased $69,608 to $1,116,732 for the nine months ended March 31, 2019, compared to $1,186,340 for the nine months ended March 31, 2018. Sales for Seasonal Candy decreased $68,054 to $1,155,944 for the nine months ended March 31, 2019, compared to $1,223,998 for the nine months ended March 31, 2018. Other sales for the Company increased $1,704 to $13,773 for the nine months ended March 31, 2019, compared to $12,069 for the nine months ended March 31, 2018. Sales returns and allowances for the Company decreased $22,737 to $40,679 for the nine months ended March 31, 2019, compared to $63,416 for the nine months ended March 31, 2018. Due to the adoption of ASC 606, adjustments disclosed in Note 1 totaling $46,577 for the nine months ended March 31, 2019 were recorded as a reduction to revenue.

(16)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SALES (CONTINUED)

The 6% decrease in sales of Chase Candy of $69,608 for the nine months ended March 31, 2019 over the same period ended March 31, 2018, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack by approximately $63,500 versus the same period a year ago, primarily due to existing customers decreasing orders, 2) decreased sales of the division L100/L200/SK2100 Merchandisers division by approximately $9,500 versus the same period a year ago, primarily due to customers decreasing orders, 3) various other fluctuations netting to a decrease of approximately $3,500; offset by 4) increased sales of the L279/L299 Bulk Mini Mash division by approximately $4,000 versus the same period a year ago, primarily due to customers increasing orders, , and 5) increased sales of the L212/L278 Mini Mash division by approximately $3,000 versus the same period a year ago, primarily due to increased orders from customers. Decreased sales are primarily driven by competitors increasing their market share.

The 6% decrease in sales of Seasonal Candy of $68,054 for the nine months ended March 31, 2019 over the same period ended March 31, 2018, is primarily due to the net effect of the following: 1) decreased orders from customers in the generic seasonal division netting approximately $29,000 versus the same period a year ago, primarily due to customers decreasing orders 2) decreased orders from various customers in the bulk seasonal division netting approximately $26,000 versus the same period a year ago, primarily due to customers decreasing orders, and 3) decreased orders from various customers in the clamshell seasonal division netting approximately $13,000 versus the same period a year ago, primarily due to customers decreasing orders.

COST OF SALES

The cost of sales increased $11,179 to $355,195 or 109% of related revenues for the three months ended March 31, 2019, compared to $344,016 or 91% of related revenues for the three months ended March 31, 2018. The 3% increase in cost of sales of $11,179 is primarily due to the net impact of 1) a 4% increase in the price of corn syrup; and 2) a 1% increase in the price of sugar; 3) building repairs increased $8,517 to $9,716 for this period from $1,199 for the three months ended March 31, 2018 primarily due to roof repairs to the Company’s warehouse; offset by 3) a 14% decrease in sales of $51,282; 4) a 5% decrease in the price of peanuts.

The cost of sales decreased $157,528 to $1,633,970 or 74% of related revenues for the nine months ended March 31, 2019, compared to $1,791,498 or 76% of related revenues for the nine months ended March 31, 2018. The 9% decrease in cost of sales of $157,528 is primarily due to the net impact of 1) 7% decrease in sales of $159,798; 2) a 5% decrease in the price of peanuts; offset by 6) a 5% increase in the price of corn syrup; and 7) a 1% increase in the price of chocolate.

(17)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2019 decreased $20,926 to $61,398, which is 19% of sales, compared to $82,324, or 22% of sales for the three months ended March 31, 2018. The decrease of $20,926 in selling expenses for the three months ended March 31, 2018 is primarily due to the adoption of ASC 606, lower promotions expense, shipping expense, vehicle depreciation and sales salaries. With the adoption of ASC 606, the Company no longer includes advertising and bill backs with selling expenses. The expenses included in selling expenses totaled $11,889 for the three months ended March 31, 2018. As disclosed in Note 1, adjustments of $(1,313) were made to selling expenses for the three months ended March 31, 2019. Promotions expense decreased $2,734 to $1,435 for this period from $4,169 for the three months ended March 31, 2018, primarily due to less promotional items purchased in the current year. Shipping expense decreased $2,671 to $9,083 for this period from $11,754 for the three months ended March 31, 2018, primarily due to decreased shipments of online ordered items. Vehicle depreciation decreased $2,503 to $8,152 for this period from $10,655 for the three months ended March 31, 2018, primarily due to selling a vehicle before the current period. Sales salaries decreased $1,043 to $24,645 for this period from $25,688 for the three months ended March 31, 2018, primarily due to the retirement of one of the salespersons.

Selling expenses for the nine months ended March 31, 2019 decreased $83,057 to $229,815, which is 10% of sales, compared to $312,872 or 13% of sales for the nine months ended March 31, 2018. The decrease of $83,057 in selling expenses for the nine months ended March 31, 2019 is primarily due to the adoption of ASC 606, lower sales salaries, vehicle depreciation, vehicle expense, and promtions expense. With the adoption of ASC 606, the Company no longer includes advertising and bill backs with selling expenses. The expenses included in selling expenses totaled $55,142 for the nine months ended March 31, 2018. As disclosed in Note 1, adjustments of $46,577 were made to selling expenses for the nine months ended March 31, 2019. Sales salaries decreased $12,043 to $70,895 for this period from $82,938 for the nine months ended March 31, 2018 primarily due to the retirement of one of the salespersons. Both vehicle depreciation decreased $7,511 to $24,456 for this period from $31,967 for the nine months ended March 31, 2018 and vehicle expense decreased $5,622 to $6,063 for this period from $11,685 for the nine months ended March 31, 2018 primarily due to selling one of the vehicles in the prior year. Promotions expense decreased $2,337 to $2,959 for this period from $5,296 for the nine months ended March 31, 2018 primarily due to less promotional items purchased in the current year.

(18)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2019 decreased $10,201 to $96,654 and 30% of sales, compared to $106,855 or 28% of sales for the three months ended March 31, 2018. The decrease of $10,201 in general and administrative expenses for the three months ended March 31, 2019 is primarily due to lower miscellaneous general expense, offset by higher insurance expense and office supplies. Miscellaneous general expense decreased $14,901 to $2,843 for this period from $17,744 for the three months ended March 31, 2018 due to the payment of a non-recurring workplace penalty in the prior year. Insurance expense increased $2,862 to $34,940 for this period from $32,078 for the three months ended March 31, 2018 due to an increase in the premiums and more employees enrolled in the plan. Office supplies increased $2,802 to $3,570 for this period from $768 for the three months ended March 31, 2018 due to the restocking of supplies and checks.

General and administrative expenses for the nine months ended March 31, 2019 decreased $44,051 to $332,467 or 15% of sales, compared to $376,518 or 16% of sales for the nine months ended March 31, 2018. The decrease of $44,051 in general and administrative expenses for the nine months ended March 31, 2019 is primarily due to lower website expense and miscellaneous general expense offset by higher insurance expense and office salaries. Website expense decreased $39,771 to $11,338 for this period from $51,109 for the three months ended March 31, 2018 due to redesigning the website for the 100th anniversary of the Cherry Mash in the prior year. Miscellaneous general expense decreased $15,178 to $6,151 for this period from $21,329 for the three months ended March 31, 2018 due to the payment of a non-recurring workplace penalty in the prior year. Insurance expense increased $6,327 to $100,727 for this period from $94,400 for the three months ended March 31, 2018 due to an increase in the premiums and more employees enrolled in the plan. Office salaries increased $2,902 to $69,046 for this period from $66,144 for the nine months ended March 31, 2018 due to annual raises for employees.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $68 for the three months ended March 31, 2019 to $218, compared to $286 for the three months ended March 31, 2018 due to various fluctuations in miscellaneous income.

Other income (expense) decreased by $1,354 for the nine months ended March 31, 2019 to $(1,898), compared to $(3,252) for the nine months ended March 31, 2018 primarily due to an increase of $2,800 in miscellaneous income.

(19)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded income tax benefit for the three months ended March 31, 2019 of $(3,400) as compared to income tax benefit of $(34,126) for the three months ended March 31, 2018. The Company recorded income tax benefit for the nine months ended March 31, 2019 of $0 as compared to income tax benefit of $(20,235) for the nine months ended March 31, 2018. The net income tax expense (benefit) recorded for the three and nine months ended March 31, 2019 is primarily due to recognizing income taxes related to current net income or loss. Additionally, the Company has placed a valuation allowance on the net operating loss carryforward of $219,278 for the current period after it was determined that the Company would not be likely to use the remaining balance in the near future.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2019 of $(182,585), compared to a net loss of $(120,457) for the three months ended March 31, 2018. This earnings decrease of $62,128 is explained above. The Company reported net income for the nine months ended March 31, 2019 of $1,043, compared to net loss of $(104,914) for the nine months ended March 31, 2018. This earnings increase of $105,957 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2019 and March 31, 2018, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2019 and March 31, 2018, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2019 was $(214,603) which is an increase in losses of $(62,128) as compared to the net loss for the three months ended March 31, 2018 of $(152,475).

Net income (loss) applicable to common stockholders for the nine months ended March 31, 2019 was $(95,011) which is a decrease in losses of $105,957 as compared to the net loss for the nine months ended March 31, 2018 of $(200,968).

(20)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Nine Months Ended
	March 31
	2019	2018
Net Cash Provided by Operating Activities	$112,425	$157,620
Net Cash Provided (Used) by Investing Activities	$-	$(2,276)
Net Cash Used by Financing Activities	$(15,777)	$(16,666)

Management has no material commitments for capital expenditures during the remainder of fiscal 2019. The $112,425 of cash provided by operating activities for the nine months ended March 31, 2019 is fully detailed in the condensed consolidated statement of cash flows on page five. The $15,777 of cash used in financing activities for the nine months ended March 31, 2019 is the principal payments on vehicle loans. At March 31, 2019, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

(21)

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

(22)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET rISK

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, has evaluated the effectiveness of Chase’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Management previously reported a material weakness in the Company's internal control over financial reporting, related to our controls in the method used to estimate the ending inventory balances. A material weakness is a deficiency, or combination of deficiencies, in internal control over consolidated financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statement will not be prevented or detected on a timely basis.

Management has enhanced the monthly control related to the review of the estimated ending inventory balances using the retail inventory method by using an external vendor to verify the calculation.

Management completed the corrective actions above and as of March 31, 2019 has concluded that the steps taken have remediated the material weakness related to estimating ending inventory.

(b)	Changes in Internal Control over Financial Reporting

Other than the remediation actions described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(23)

Chase General Corporation and Subsidiary

PART II. OTHER INFORMATION (CONTINUED)

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2019 is $8,301,004.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(24)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 15, 2019	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, and Treasurer

(25)