Form 10-K
period 2019-06-30
CHASE GENERAL CORP
filed 2019-09-30
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 29, 2019, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

(1)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

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

The principal products produced are as follows:

Chase Candy Products of Dye Candy Company produces a candy bar under the trade name of “Cherry Mash”. The bar is distributed in the following case sizes:

(1)	60 count pack
(2)	12 boxes of 24 bars per box
(3)	200 count shipper box
(4)	100 count shipper box
(5)	100 # 2 box Counter Display

In addition to the regular size bar, a “mini-mash” is distributed in the following case sizes:

(1)	24 - 12 oz. bags
(2)	3 jars - 60 bars per jar
(3)	23 # wrapped bars
(4)	22 # unwrapped bars
(5)	12 - 12 oz. bags
(6)	3 - 4 # jars
(7)	24 - 12 oz. clamshell containers
(8)	9 - 8 oz. clamshell containers

(2)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

ITEM 1	BUSINESS (CONTINUED)

Principal Products and Methods of Distribution (Continued)

Seasonal Candy Products of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries and purchases other outsourced products. These products are distributed in bulk or packaged. Principal products include:

(1)	Coconut Bon-Bons	(6)	Peanut Brittle
(2)	Coconut Stacks	(7)	Peanut Clusters
(3)	Home Style Poe Fudge	(8)	Champion Créme Drops
(4)	Peco Flake	(9)	Jelly Candies
(5)	Peanut Squares	(10)	Frosted Pretzels

The Champion Crème Drops, Frosted Pretzels, and Jelly Candies are not produced or repackaged by the Company.

All products are shipped to customers by commercial haulers.

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors, and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2019 and 2018, this division accounted for 58% and 54%, respectively, of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2019 and 2018, this division accounted for 46% of the consolidated sales of Dye Candy Company.

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

FOR THE YEAR ENDED JUNE 30, 2019

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

Research and Development

The Company has not developed any new products for the years ended June 30, 2019 and 2018.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. No suppliers accounted for more than 10% of the Company’s cost of sales for the years ended June 30, 2019 and 2018.

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

(4)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

ITEM 1	BUSINESS (CONTINUED)

Employees

As of June 30, 2019, the Company had 17 full time employees. This expands to approximately 30 full time personnel during the busy production months of August through December.

Customers

For the years ended June 30, 2019 and 2018, one customer accounted for 42% of sales. As of June 30, 2019 and 2018, that same customer accounted for 18% and 26%, respectively, of trade receivables. For the years ended June 30, 2019 and 2018, another customer and its affiliates accounted for 10% and 12%, respectively, of sales. As of June 30, 2019 and 2018, that same customer and its affiliates accounted for 21% and 17%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2019 and 2018. One other customer accounted for more than 10% of the Company’s trade receivables for the year ended June 30, 2019.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company has evaluated the requirements of the Food Safety Modernization Act (FSMA). The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested, and processed. As of the fiscal year ended June 30, 2019 and through the filing of this form, management believes the Company is compliant with all FSMA requirements. Another inspection for compliance will be conducted by a third party within 12 months of year-end. Management does not anticipate any future significant expenditures in the next twelve months in this regard.

Need for Government Approval of Principal Products or Services

The Company is required to meet the Food and Drug Administration guidelines for proper labeling of its products and for contents of its products. Management does not anticipate any future significant expenditures in the next twelve months in this regard.

Reports to Security Holders

The Registrant is not required to send the annual audit report, annual 10-K report and quarterly 10-Q reports to security holders since the stock is not actively traded. These reports are available at the Registrant’s registered office or they are available on-line on the SEC’s EDGAR website.

(5)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

Item 1A	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2019.

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

Chase General Office and Dye Candy Company Operating Plant – This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The annual rental expense of this facility was $78,000 for each year ended June 30, 2019 and 2018.

The net book value of our premises, land and office, and production equipment totaled $211,100 and $235,180 at June 30, 2019 and 2018, respectively.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

(6)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 29, 2019, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

FOR THE YEAR ENDED JUNE 30, 2019

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

Overview

During fiscal year ended 2019, the Company’s sales were $2,520,633, as compared to sales of $2,680,236 for fiscal year ended June 30, 2018. This 6.0% decrease in volume and an 10.2% decrease in cost of sales and a 21.1% increase in operating expenses resulted in a change in profitability during the year, as reflected in the loss from operations of $33,184 for fiscal year 2019 compared to the loss from operations of $267,973 for fiscal year 2018. Working capital decreased $16,659 to $358,422 for the current year from $375,081 for the fiscal year 2018 due primarily to an increase in the current portion of notes payable, a decrease in inventory, increase in refund liability owed to customers, and a decrease in prepaid expenses offset by a decrease in accounts payable, increase in cash, increase in trade receivables, and a decrease in accrued expenses.

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

FOR THE YEAR ENDED JUNE 30, 2019

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Estimates (Continued)

General (Continued)

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

There have been no other events that have occurred subsequent to June 30, 2019, through the date of filing this form, that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended June 30, 2019.

Revenue Recognition

The Company recognizes revenues as product is shipped to customers. Sales are comprised of the total sales billed during the period, including shipping and handling charges to the customer, less the estimated returns, customer allowances, and customer discounts.

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

FOR THE YEAR ENDED JUNE 30, 2019

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

New Accounting Guidance

See Note 1, RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, to the consolidated financial statements for a discussion of new accounting standards.

Results of Operations

The following table sets forth for the years indicated, the percentage of sales of certain items in the Company’s consolidated statements of operations for the years ended June 30, 2019 and 2018, respectively:

	2019	2018
Sales	100.00%	100.00%
Cost of Sales	74.32	77.81
Gross Profit on Sales	25.68	22.19
Selling Expense	11.28	14.53
General and Administrative Expense	16.31	17.54
(Gain)/Loss on Sale of Equipment	(0.59)	0.12
Loss from Operations	(1.32)	(10.00)
Other Expense, Net	(0.07)	(0.12)
Loss before Income Taxes	(1.39)	(10.12)
Income Taxes Benefit	-	(0.97)
Net Loss	(1.39)	(9.15)
Preferred Dividends	(5.08)	(4.78)

Loss Applicable to Common Stockholders	(6.47)%	(13.93)%

(10)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2019 Compared to Fiscal Year 2018

Sales

During the year ended June 30, 2019, sales, net of returns and allowances, decreased $159,603 or 6.0% as compared to the year ended June 30, 2018. Sales for Chase Candy products decreased $48,852 or 3.2% to $1,456,781 for the year ended June 30, 2019 compared to $1,505,633 for 2018. Sales for Seasonal Candy products increased $66,496 or 5.4% to $1,162,700 for the year ended June 30, 2019 as compared to $1,229,196 for 2018. The Company’s returns and allowances decreased $21,011 or 31.2% to $46,240 for the year ended June 30, 2019, compared to $67,251 for the year ended June 30, 2018. The Company’s other sales increased $1,712 or 13.5% to $14,370 for the year ended June 30, 2019, compared to $12,658 for the year ended June 30, 2018. Due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC 606), adjustments disclosed in Note 1 totaling $66,978 for the year ended June 30, 2019 were recorded as a reduction to revenue.

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 3.2% decrease in sales of Chase Candy of $48,852 for the year ended June 30, 2019 over the same period ended June 30, 2018, is primarily due to the following: 1) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $63,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 2) decreased sales of the Cherry Mash internet sales via the Company’s website by approximately $5,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 3) various other fluctuations netting to a decrease of approximately $3,500, 4) decreased sales of the L279/L299 Bulk Mini Mash division by approximately $500 versus the same period a year ago, primarily due to a decrease in orders from existing customers, offset by 5) increased sales of Cherry Mash Merchandisers division by approximately $15,500 versus the same period a year ago, primarily due to an increase in orders from existing customers, and 6) increased sales of the L278/L212 Mini Mash division by approximately $7,500 versus the same period a year ago, primarily due to an increase in orders from existing customers.

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 5.4% decrease in sales of Seasonal Candy of $66,496 for the year ended June 30, 2019 over the same period ended June 30, 2018, is primarily due to the net effect of the following: 1) decreased sales in the generic seasonal division by approximately $28,000 due to decreased orders from existing customers; 2) decreased sales in the bulk seasonal division by approximately $27,000 versus the same period a year ago, primarily due to decreased orders from existing customers and; 3) decreased sales in the Chase clamshell seasonal division by approximately $10,500 versus the same period a year ago, primarily due to decreased orders from existing customers.

(11)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2019 Compared to Fiscal Year 2018 (Continued)

Cost of Sales

Cost of sales for the year ended June 30, 2019, as compared to the year ended June 30, 2018, decreased by 10.2%. The cost of sales decreased $212,156 to $1,873,249 while decreasing to 74.3% of sales for the year ended June 30, 2019, compared to $2,085,405 or 77.8% of sales for the year ended June 30, 2018.

The 10.2% decrease in cost of sales of $212,156 is primarily due to the net impact of a 6.0% decrease in sales of $159,603, a 5.7% decrease in the price of peanuts offset by a 4.9% increase in the price of corn. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Management has made sales price adjustments to correspond with changes in raw material prices.

Labor costs, including wages, vacation pay and payroll taxes of $441,898 for the year ended June 30, 2019, decreased 2.4% or $10,814 as compared to $452,712 for the period ended 2018 primarily due to decreased production wages due to decreased hours, bonuses, and pay rates compared to the same period ended June 30, 2018.

Freight expense, including shipping and handling costs on goods shipped of $147,635 for the year ended June 30, 2019, decreased 5.01% or $7,786 as compared to $155,421 for the period ended 2018 due primarily to a decrease in sales.

Gross Profit on Sales

The gross profit increased 8.8% or $52,553 to $647,384 increasing to 25.7% of related sales for the year ended June 30, 2019, as compared to $594,831 or 22.2% of related sales for the year ended June 30, 2018, as a net result of the 10.2% decrease in cost of sales described above and the 6.0% decrease in sales.

Finished goods inventory as of June 30, 2019 of $200,085 decreased $8,169 or 3.9% from the June 30, 2018 finished goods inventory of $208,254. Raw materials inventory as of June 30, 2019 of $45,456 decreased $28,811 or 38.8% from the June 30, 2018 raw materials inventory of $74,267. Packaging materials inventory as of June 30, 2019 of $151,795 decreased $389 or 0.3% from June 30, 2018 packaging materials inventory of $152,184. Goods in process inventory as of June 30, 2019 of $12,999 increased $2,062 or 18.9% from the June 30, 2018 goods in process inventory of $10,937. Inventory levels vary based primarily on sales and purchases.

(12)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2019 Compared to Fiscal Year 2018 (Continued)

Selling Expenses

Selling expenses for the year ended June 30, 2019 decreased $104,963 to $284,410, which is 11.3% of sales, compared to $389,373 or 14.5% of sales for the year June 30, 2018. This decrease is primarily due to the adoption of ASC 606, lower vehicle depreciation, lower, sales salaries, lower auto expense, and lower shipping expense. With the adoption of ASC 606, the Company no longer includes advertising and bill backs with selling expenses. The expenses included in selling expenses totaled $74,935 for the year ended June 30, 2018. As disclosed in Note 1, adjustments of $66,978 were made to selling expenses for the year ended June 30, 2019. Depreciation expense decreased $9,023 to $31,085 for the year ended June 30, 2019, as compared to $40,108 for the year ended June 30, 2018 primarily due to selling a vehicle in the prior year. Sales salaries decreased $7,481 to $98,582 for the year ended June 30, 2019, as compared to $106,063 for the year ended June 30, 2018, primarily due to the retirement of one of the salespersons. Auto expense decreased $7,308 to $7,941 for the year ended June 30, 2019, as compared to $15,249 for the year ended June 30, 2018, primarily due to selling a vehicle in the prior year. Shipping expenses decreased $5,191 to $31,501 for the year ended June 30, 2019, as compared to $36,692 for the year ended June 30, 2018, primarily due to a decrease in the shipment of online orders.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2019 decreased $59,093 to $410,999, which is 16.3% of sales, compared to $470,092 or 17.5% of sales for the year ended June 30, 2018. The decrease is primarily due to lower website expense, lower miscellaneous general expense, and lower bad debt expense offset by higher office salaries. Website expense decreased $38,898 to $14,971 for the year ended June 30, 2019, as compared to $53,869 for the year ended June 30, 2018 primarily due to redesigning the website for the 100th anniversary of the Cherry Mash in the prior year. Miscellaneous general expense decreased $15,025 to $7,509 for the year ended June 30, 2019, as compared to $22,534 for the year ended June 30, 2018 primarily due to the payment of a non-recurring workplace penalty in the prior year. Bad debt expense decreased $8,672 to $(540) for the year ended June 30, 2019, as compared to $8,132 for the year ended June 30, 2018 primarily due to a write off of additional receivables in the prior year. Office salaries increased $3,611 to $93,699 for the year ended June 30, 2019, as compared to $90,088 for the year ended June 30, 2018 primarily due to annual raises for employees.

(13)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2019 Compared to Fiscal Year 2018 (Continued)

Loss from Operations

Loss from operations for the year ended June 30, 2019 was (1.3)% of sales, as compared to a loss from operations of (10.0)% of sales for the year ended June 30, 2018 for the reasons previously described.

Other Expense

Other expense reflects a net expense of $1,878 for the year ended June 30, 2019, as compared to net expense of $3,290 for the year ended June 30, 2018. This decrease of $1,412 in other expense was primarily due to increases of $2,781 and $1,369 in miscellaneous income and interest expense, respectively. The increase in miscellaneous income is primarily due to a refund received by the company during the year ended June 30, 2018.

Loss before Income Taxes

Loss before income taxes was $35,062 for the year ended June 30, 2019, as compared to a loss before income taxes of $271,263 for the year ended June 30, 2018. The reasons for the decrease of $236,201 have been previously discussed.

Benefit for Income Taxes

The Company recorded income tax benefit for the year ended June 30, 2019 of $0 as compared to an income tax benefit of $(26,022) for the year ended June 30, 2018. The income tax benefit for the year ended June 30, 2019 decreased as a result of, among other things, the Company placing a valuation allowance on the net operating loss carryforward of $313,056 for the current year after it was determined that the Company would not be likely to use the remaining balance in the near future.

Net Loss

Net loss for the year ended June 30, 2019 was $35,062, compared to a net loss for the year ended June 30, 2018 of $(245,241). This decrease of $210,179 is the result of those items previously discussed.

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	2019	2018
Net Cash Provided (Used) by Operating Activities	$(49,084)	$13,918
Net Cash Used by Investing Activities	$(1,310)	$(38,585)
Net Cash Provided by (Used in) Financing Activities	$67,065	$(19,386)

(14)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2019 Compared to Fiscal Year 2018 (Continued)

Operating Activities

The negative cash flow of $49,084 generated from operations is a result of a fluctuation in sales, decreases in accounts payable and the loss generated from operations. During the year ended June 30, 2019, sales, net of returns and allowances, decreased $159,603, or 6.0% as compared to the year ended June 30, 2018. Total inventory as of June 30, 2019 of $410,335 decreased $35,307 or 7.9% from the June 30, 2018 total inventory of $445,642. Trade receivables as of June 30, 2019 of $137,869 increased $2,538 or 1.9% from the June 30, 2018 trade receivables of $135,331. The timing of payments on accounts payable had the most significant impact on cash flow generated from operations.

Investing Activities

The negative cash flow of $1,310 from investing is a result of equipment purchases. Machinery and equipment cash purchases of $1,310 and $72,585 were made during the years ended June 30, 2019 and 2018, respectively. Proceeds from the sale of machinery and equipment were $34,000 during the year ended June 30, 2018.

Financing Activities

The Company borrowed $425,000 and $330,000, respectively, on its line-of-credit during the fall of 2018 (fiscal 2019) and 2017 (fiscal 2018) busy seasons. Payments of $340,000 and $330,000, respectively, were paid for years ended June 30, 2019 and 2018. The Company entered into a $350,000 line-of-credit agreement expiring on January 4, 2020, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

Notes payable principal payments were $17,935 and $19,386 for years ended June 30, 2019 and 2018, respectively.

Overall cash and cash equivalents increased $16,671 to $18,800 at June 30, 2019 from $2,129 at June 30, 2018.

At June 30, 2019, the Company’s accumulated deficit was $5,957,059, compared to an accumulated deficit of $5,887,988 as of June 30, 2018. Working capital as of June 30, 2019 increased $35,241 to $410,322 from $375,081 as of June 30, 2018.

(15)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2019 Compared to Fiscal Year 2018 (Continued)

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

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 17 through 37 of this Form 10-K.

(16)

Chase General Corporation AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

TABLE OF CONTENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(17)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Chase General Corporation and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (“Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective July 1, 2018, under the modified retrospective method.

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

Kansas City, Missouri

September 30, 2019

(18)

Chase General Corporation and Subsidiary

consolidated balance sheets

june 30, 2019 and 2018

	2019	2018
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$18,800	$2,129
Trade Receivables, Net of Allowance for Doubtful Accounts of $12,849 and $13,389, Respectively	137,869	135,331
Inventories:
Finished Goods	200,085	208,254
Goods in Process	12,999	10,937
Raw Materials	45,456	74,267
Packaging Materials	151,795	152,184
Prepaid Expenses	7,653	12,225
Total Current Assets	549,013	595,327

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	158,632	163,039
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,227,864	1,232,271
Less Accumulated Depreciation	1,016,764	997,091

Total Property and Equipment, Net	211,100	235,180

Total Assets	$760,113	$830,507

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

June 30, 2019 AND 2018

	2019	2018
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$78,549	$176,871
Current Maturities of Notes Payable	97,133	11,224
Accrued Expenses	28,851	30,852
Refund Liability Owed to Customers	10,403	-
Deferred Income	1,299	1,299
Total Current Liabilities	216,235	220,246

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	20,408	24,787
Deferred Income	6,168	7,466
Total Long-Term Liabilities	26,576	32,253

Total Liabilities	242,811	252,499

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,340,000 and $2,310,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,295,000 and $2,265,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,253,329 and $5,194,796, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $856,133 and $846,594, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,923,050)	(5,887,988)
Total Stockholders' Equity	517,302	578,008

Total Liabilities and Stockholders' Equity	$760,113	$830,507

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended june 30, 2019 AND 2018

	2019	2018
SALES	$2,520,633	$2,680,236

COST OF SALES	1,873,249	2,085,405
Gross Profit on Sales	647,384	594,831

OPERATING EXPENSES
Selling Expenses	284,410	389,373
General and Administrative Expenses	410,999	470,092
(Gain)/Loss on Sale of Equipment	(14,841)	3,339
Total Operating Expenses	680,568	862,804

Loss from Operations	(33,184)	(267,973)

OTHER INCOME (EXPENSE)
Miscellaneous Income	4,832	2,051
Interest Expense	(6,710)	(5,341)
Total Other Expense	(1,878)	(3,290)

Loss before Income Taxes	(35,062)	(271,263)

INCOME TAXES BENEFIT	-	(26,022)

NET LOSS	$(35,062)	$(245,241)

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.17)	$(0.38)
- DILUTED	$(0.17)	$(0.38)

The accompanying notes are an integral part of the consolidated financial statements.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended june 30, 2019 AND 2018

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JUNE 30, 2017	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,642,747)	$823,249

Net Loss	-	-	-	-	-	-	(245,241)	(245,241)

BALANCE, JUNE 30, 2018	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,887,988)	578,008

Net Loss	-	-	-	-	-	-	(35,062)	(35,062)

BALANCE, JUNE 30, 2019	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,923,050)	$542,946

The accompanying notes are an integral part of the consolidated financial statements.

(22)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended june 30, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from Customers	$2,518,095	$2,672,112
Cost of Sales, Selling, General and Administrative Expenses Paid	(2,560,469)	(2,652,853)
Interest Paid	(6,710)	(5,341)
Net Cash Provided (Used) by Operating Activities	(49,084)	13,918

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Property and Equipment	-	34,000
Purchases of Property and Equipment	(1,310)	(72,585)
Net Cash Used by Investing Activities	(1,310)	(38,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	425,000	330,000
Principal Payments on Line-of-Credit	(340,000)	(330,000)
Principal Payments on Notes Payable	(17,935)	(19,386)
Net Cash Provided (Used) by Financing Activities	67,065	(19,386)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,671	(44,053)

Cash and Cash Equivalents, Beginning of Year	2,129	46,182

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,800	$2,129

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(35,062)	$(245,241)
Adjustments to Reconcile Net Loss to Net Cash Provided by
Operating Activities:
Depreciation and Amortization	54,696	65,204
Allowance for Bad Debts	(540)	(2,916)
Deferred Income Amortization	(1,298)	(1,299)
Deferred Income Taxes	-	27,163
(Gain)/Loss on Sale of Equipment	(14,841)	3,339
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(1,998)	(5,208)
Inventories	35,307	34,396
Prepaid Expenses	4,572	12,464
Income Taxes Receivable	-	11,160
Accounts Payable	(98,322)	113,243
Refund Liability Owed to Customers	10,403	-
Accrued Expenses	(2,001)	1,613

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(49,084)	$13,918

The accompanying notes are an integral part of the consolidated financial statements.

(23)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

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

Years Ended June 30, 2019 and 2018

NOTE 1	nature of business and SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2019 and 2018 was $147,635 and $155,421, respectively.

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

Years Ended June 30, 2019 and 2018

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

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) 740, Income Taxes. As of June 30, 2019 and 2018, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2019 and 2018.

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

Years Ended June 30, 2019 and 2018

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common Share (Continued)

The following table details out the contingently issuable shares for the years ended June 30, 2019 and 2018. For 2019 and 2018, the contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

	2019	2018
Shares Issuable Upon Conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

Advertising Expense

Advertising is expensed when incurred. Advertising expense was $15,603 and $14,779 for the years ended June 30, 2019 and 2018, respectively.

Going Concern

The Company follows ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure for the year ended June 30, 2019. Management determined that, when considered in the aggregate, the current conditions and events do not raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the consolidated financial statements are available for issuance.

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

(27)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the year ended June 30,	2019	2018
Sales - Chase Candy	$1,408,187	$1,481,267
Sales - Seasonal Candy	1,112,446	1,198,969
Sales	$2,520,633	$2,680,236

(28)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(29)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2019 and 2018

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	As of and for the year ended June 30, 2019
	Current		Previous
	Standard	Change	Standard
Balance Sheet
Accounts Payable	$78,549	$10,403	$88,952
Refund Liability Owed to Customers	10,403	(10,403)	-

Statement of Operations
Sales	$2,520,633	$66,978	$2,587,611
Selling Expenses	284,410	66,978	351,388

Recently Issued Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASC 842”) which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on July 1, 2019, with early adoption permitted. The Company plans to adopt the guidance on July 1, 2019, using a modified retrospective transition approach with the cumulative effect recognized at the date of initial application, whereby comparative prior period financial information and disclosures will not be adjusted to reflect the new standard. In January 2018, the FASB issued ASU No. 2018-01, Leases, which permits an entity to elect an optional transition practical expedient to not evaluate under ASU 842 land easements that exist or expired before the entity’s adoption of ASC 842 and that were not previously accounted for as leases.

(30)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements (Continued)

The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company is continuing to assess the effect of adoption, the Company currently believes the most significant changes relate to the recognition of new ROU assets and lease liabilities on its balance sheet for a building currently subject to operating leases and providing new disclosures about the Company’s leasing activities. On July 1, 2019, the Company expects to recognize additional operating liabilities of approximately $376,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for the Company’s existing operating leases. The Company has not finalized the effects of these expected changes from the new standard and expects that this estimated range of impact will narrow as the Company continues its assessment of the adoption of ASC 842. The Company does not expect a significant change in its leasing activity between now and adoption.

There have been no other newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

NOTE 2	FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2019 and 2018, deferred revenue of $1,298 and $1,299, respectively, was amortized into income.

(31)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 3	NOTES PAYABLE

The Company’s long-term debt at June 30, 2019 and 2018 consists of:

Payee	Terms	2019	2018
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2020, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$85,000	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	18,407	25,560

Toyota Credit	$364 monthly payments, interest of 3.5%; final payment due December 2020, secured by a vehicle.	-	10,451

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.	14,134	-

	Total	117,541	36,011
	Less current portion	97,133	11,224
	Long-term portion	$20,408	$24,787

Future minimum payments for the years ended June 30 are:

Year Ended June 30,	Amount
2020	$97,133
2021	12,893
2022	7,515
Total	$117,541

(32)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 4	CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2019 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of
Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2019 and 2018 totaled $8,333,022 and $8,204,950, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2019 and 2018:

	2019	2018
6% Convertible
Series A	$18.15	$17.85
Series B	$17.70	$17.40
5% Convertible
Series A	$69.75	$68.75
Series B	$69.75	$68.75

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

YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 5	INCOME TAXes

Management believes the income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the years ended June 30, 2018, 2017, and 2016 are subject to examination by the IRS taxing authority.

The sources of deferred income tax assets and liability at June 30, 2019 and 2018 are as follows:

	2019	2018
Deferred Income Tax Assets:
Net Operating Loss Carryover	$66,741	$66,580
Valuation Allowance on Net Operating Loss	(39,682)	(29,460)
Trade Receivables	3,333	3,473
Deferred Income	1,937	2,273
Contribution Carryover	1,297	830
Inventories	-	540
Total Deferred Income Tax Assets	39,637	44,236

Deferred Income Tax Liability:
Property and Equipment	(33,626)	(44,236)
NET DEFERRED INCOME TAX ASSET	$-	$-

The net deferred income tax asset is presented in the accompanying June 30, 2019 and 2018 consolidated balance sheets as follows:

	2019	2018
Deferred Income Tax Asset	$-	$-

(34)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 5	INCOME TAXES (CONTINUED)

The benefit for income taxes for the years ended June 30, 2019 and 2018 consists of the following:

	2019	2018
Current Income Tax	$-	$-
Change in Deferred Taxes Due to Enacted Changes in Tax Law	-	(19,369)
Deferred Income Tax Credit	-	(6,653)
Total	$-	$(26,022)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended June 30, 2019 and 2018 due to the following:

	2019	2018
Computed at Federal Statutory Rates	$(7,363)	$(55,176)
Increase (Decrease) in Income Taxes Resulting from:
Non-Deductible Expenses	138	3,288
Change in Deferred Taxes Due to Enacted Changes in Tax Law	-	(19,369)
Adjustment of Deferred Tax Balances	-	15,857
Changes in Judgment on Realizability of Deferred Tax Assets	7,225	24,207
State Income Taxes	-	5,171
Total	$-	$(26,022)

On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the Act), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0% effective January 1, 2018, and makes changes to certain other business-related exclusions, deductions, and credits. Because a change in tax law is accounted for in the period of enactment, the effect of the Act was recorded in the Company’s fiscal second quarter ending December 31, 2017 which caused a net provision adjustment to deferred income taxes of $19,369 for the year ended June 30, 2018.

The Company has available at June 30, 2019, $256,075 of unused operating loss that may be carried forward and applied against future taxable income. Of the net operating loss carryforward, $16,460 expires on June 30, 2038, the remaining balance does not expire.

(35)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 6	LOSS PER SHARE

The loss per share for the years ended June 30, 2019 and 2018, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	2019	2018
Net Loss	$(35,062)	$(245,241)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Loss - Common Stockholders	$(163,134)	$(373,313)

	2019	2018
Weighted Average of Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	$2,003,168	$2,003,168

Basic Loss per Share	$(0.19)	$(0.38)

Diluted Loss per Share	$(0.19)	$(0.38)

Contingently issuable shares were not included in the 2019 and 2018 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

NOTE 7	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2019	2018
Cash Paid for:
Interest	$6,710	$5,341
Non-Cash Transactions:
Financing of New Vehicles	$14,465	$-

(36)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 8	COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Dye Candy Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri, from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of the first five years, the base rent may be increased an amount not greater than 30%, at the sole discretion of lessor and for each additional term of five years. Rental expense was $78,000 for each year ended June 30, 2019 and 2018. The amounts are included in cost of sales.

Future minimum lease payments under this lease are as follows:

Year Ending June 30,	Amount
2020	$78,000
2021	78,000
2022	78,000
2023	78,000
2024	78,000
Thereafter	58,500
$448,500

As of June 30, 2019, the Company had raw materials purchase commitments with five vendors totaling approximately $216,900.

NOTE 9	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2019, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

NOTE 10	CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2019 and 2018, two customers accounted for 53% and 54%, respectively, of the sales. As of June 30, 2019 and 2018, three customers accounted for 52% and four customers accounted for 63%, respectively, of trade receivables.

(37)

Chase General Corporation AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

NOTE 11	SUBSEQUENT EVENTS

The Company monitors significant events occurring after June 30, 2019 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

(38)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment using those criteria, management concluded that, as of June 30, 2019, the Company’s internal control over financial reporting was effective.

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

None

(39)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	74	1980 to Present	One Year
Brian A. Yantis	71	July 16, 1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	74	40	Until Successor Elected
Brian A. Yantis	71	27	Until Successor Elected

(b)   Certain Significant Employees

There are no significant employees other than above.

(c)   Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for 40 years, 13 years as Vice-President and 27 years as President. He has been on the board of directors for 40 years and has been associated with the candy business for 44 years.

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

FOR THE YEAR ENDED JUNE 30, 2019

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

(b)	Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and				Other	Restricted
Principal	Fiscal			Annual	Stock	Option	LTIP	All Other
Position	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis	1) 06-30-19	127,300	-	2,900	-	-	-	-
Barry M. Yantis	1) 06-30-18	134,300	-	3,300	-	-	-	-
Barry M. Yantis	1) 06-30-17	138,600	-	4,500	-	-	-	-

1)	CEO, President and Treasurer
2)	No other compensation than that which is listed in compensation table.
3)	No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive plan awards table

Not applicable

(f)	Compensation of Directors

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

(41)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

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

FOR THE YEAR ENDED JUNE 30, 2019

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

(43)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

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

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2019 and 2018:

	2019	2018
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$68,327	$62,338
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

(44)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

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

(45)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

Item 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES (CONTINUED)

101	The following financial statements for the year ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended June 30, 2019 and 2018, (iii) Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(46)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date:	September 30, 2019	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 30, 2019
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brian A. Yantis		September 30, 2019
Brian A. Yantis	Secretary and Director

(47)