Form 10-Q
period 2019-09-30
CHASE GENERAL CORP
filed 2019-11-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE sheets

	September 30,	June 30,
	2019	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$24,185	$18,800
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,149 and $12,849, Respectively	447,531	137,869
Inventories:
Finished Goods	270,421	200,085
Goods in Process	11,357	12,999
Raw Materials	52,310	45,456
Packaging Materials	161,645	151,795
Prepaid Expenses	37,902	7,653
Total Current Assets	1,005,351	574,657

LONG-TERM ASSETS
Property and Equipment:
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,227,864	1,227,864
Less Accumulated Depreciation	1,030,415	1,016,764
Total Property and Equipment, Net	197,449	211,100

Other Long-Term Assets
Right of Use Assets	360,542	-
Total Long-Term Assets	557,991	211,100

Total Assets	$1,563,342	$785,757

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE sheets (CONTINUED)

	September 30,	June 30,
	2019	2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	265,990	78,549
Current Maturities of Notes Payable and Line of Credit	299,319	97,133
Current Maturities of Lease Liability	56,462	-
Accrued Expenses	44,939	28,851
Refund Liability Owed to Customers	20,909	10,403
Deferred Income	1,299	1,299
Total Current Liabilities	688,918	216,235

LONG-TERM LIABILITIES

Lease Liability, Less Current Maturities	304,080	-
Notes Payable, Less Current Maturities	17,257	20,408
Deferred Income	5,843	6,168
Total Long-Term Liabilities	327,180	26,576

Total Liabilities	1,016,098	242,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,347,500 and $2,340,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,302,500 and $2,295,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,267,963 and $5,253,329, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $858,518 and $856,133, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,918,752)	(5,923,050)
Total Stockholders' Equity	547,244	542,946

Total Liabilities and Stockholders' Equity	$1,563,342	$785,757

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30
	2019	2018
SALES	$714,081	$741,520

COST OF SALES	488,630	526,321
Gross Profit on Sales	225,451	215,199

OPERATING EXPENSES
Selling	77,955	72,903
General and Administrative	144,389	138,484
Total Operating Expenses	222,344	211,387

Income from Operations	3,107	3,812

OTHER INCOME (EXPENSE)
Miscellaneous Income	2,873	363
Interest Expense	(1,682)	(2,883)
Total Other Income (Expense)	1,191	(2,520)

Net Income before Income Taxes	4,298	1,292

INCOME TAX EXPENSE (BENEFIT)	-	-

NET INCOME	$4,298	$1,292

NET LOSS PER SHARE OF COMMON STOCK
Basic	$(0.03)	$(0.03)

Diluted	$(0.03)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF cash flows

(UNAUDITED)

	Three Months Ended
	September 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,298	$1,292
Adjustments to Reconcile Net Income to Net Cash
Used by Operating Activities:
Depreciation and Amortization	13,651	14,245
Allowance for Bad Debts	300	300
Deferred Income Amortization	(325)	(324)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(309,962)	(418,933)
Inventories	(85,398)	(57,940)
Prepaid Expenses	(30,249)	(23,788)
Accounts Payable	187,441	117,835
Accrued Expenses	16,088	27,101
Refund Liability Owed to Customers	10,506	18,274
Net Cash Used by Operating Activities	(193,650)	(321,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	202,000	310,000
Principal Payments on Notes Payable	(2,965)	(2,754)
Bank Overdraft	-	12,846
Net Cash Provided by Financing Activities	199,035	320,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,385	(1,846)

Cash and Cash Equivalents - Beginning of Period	18,800	2,129

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,185	$283

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

notes to CONDENSED CONSOLIDATED financial STATEMENTS

(UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2019 has been condensed from audited consolidated financial statements at that date. The condensed consolidated financial statements as of and for the three months ended September 30, 2019 and for the three months ended September 30, 2018 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2019. The results of operations for the three months ended September 30, 2019 and cash flows for the three months ended September 30, 2019 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to September 30, 2019, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2019.

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

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in the first quarter of the year ending June 30, 2020 resulting from updated estimates of revenue for prior year product sales were not significant.

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

	2019	2018
Sales - Chase Candy	$355,825	$294,447
Sales - Seasonal Candy	358,256	447,073
Sales	$714,081	$741,520

(6)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

notes to CONDENSED CONSOLIDATED financial STATEMENTS

(UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Pronouncements

The Company adopted the guidance of ASU No. 2016-02, Leases, (ASC 842) as of July 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 840, Leases, which was the accounting standard in effect for that period. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all, and disclose key leasing information. The Company elected a package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification, and exclude from balance sheet reporting those leases with initial terms of 12 months or less. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Adoption of the new standard on July 1, 2019 resulted in the recording of operating lease ROU assets and lease liabilities in the amount of $376,105. The standard did not materially affect the Company’s consolidated net income or cash flows. See Note 7—Leases for the required disclosures of the nature, amount, timing, and uncertainty of cash flows arising from leases.

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

NOTE 2	Earnings (LOSS) PER SHARE

The loss per share were computed on the weighted average of outstanding common shares during the period.

	Three Months Ended
	September 30
	2019	2018
Net Income	$4,298	$1,292

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Loss - Common Stockholders	$(27,720)	$(30,726)

Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

(7)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

notes to CONDENSED CONSOLIDATED financial STATEMENTS

(UNAUDITED)

NOTE 2	EARNINGS (LOSS) PER SHARE (CONTINUED)

	Three Months Ended
	September 30
	2019	2018
Weighted Average Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Loss per Share	$(0.03)	$(0.03)

Diluted Loss per Share	$(0.03)	$(0.03)

The contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

Cumulative Preferred Stock dividends in arrears at September 30, 2019 and 2018 totaled $8,365,040 and $8,236,968, respectively. Total dividends in arrears, on a per share basis, consist of the following:

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

(UNAUDITED)

NOTE 3	NOTES PAYABLE and line of credit

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2019	2019
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2020, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$287,000	$85,000

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	16,552	18,407

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.	13,024	14,134

Total		316,576	117,541
Less: Current Portion		299,319	97,133
Long-Term Portion		$17,257	$20,408

Future minimum payments for the twelve months ending September 30 are:

Twelve Months Ending September 30,	Amount
2020	$299,319
2021	13,090
2022	4,167
Total	$316,576

(9)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

notes to CONDENSED CONSOLIDATED financial STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at September 30, 2019. The Company has no material tax positions at September 30, 2019 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company’s federal income tax returns for the fiscal years ended 2017, 2018, and 2019 are subject to examination by the Internal Revenue Service (IRS) taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30
	2019	2018
Cash Paid for:
Interest	$1,682	$2,883

NOTE 6	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of September 30, 2019, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

NOTE 7	LEASES

The Company adopted ASC 842 on July 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three months ended September 30, 2018 or as of June 30, 2019.

The Company leases its office and manufacturing facility, located at 1307 South 59th, St. Joseph, Missouri under an operating lease from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years. The Company does not believe that exercise of the renewal option is reasonably assured, and has not included the additional five years in the lease term. The lease currently requires payments of $6,500 per month.

(10)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

notes to CONDENSED CONSOLIDATED financial STATEMENTS

(UNAUDITED)

NOTE 7	LEASES (CONTINUED)

Operating lease right-of-use assets and lease liabilities were recognized upon adoption of the lease standard based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 5.5 years and the present value of the lease payments is calculated using the lessor’s implicit rate of 6.43%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $19,500 for the three months ended September 30, 2019, of which, $17,891 is included in cost of sales and $1,609 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of September 30, 2019 are as follows:

Twelve months ending September 30,
2020	$78,000
2021	78,000
2022	78,000
2023	78,000
2024	78,000
Thereafter	39,000
Total lease payments	429,000
Less imputed interest	68,458
Total lease payments	$360,542

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended
	September 30
	2019	2018
Sales	100%	100%
Cost of Sales	68	71
Gross Profit on Sales	32	29
Operating Expenses	31	29
Income from Operations	1	-
Other Income (Expense), Net	-	-
Net Income before Income Taxes	1	-
Income Tax Expense (Benefit)	-	-
Net Income	1%	-%

(12)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SALES

Sales decreased $27,439 or 4% for the three months ended September 30, 2019 to $714,081 compared to $741,520 for the three months ended September 30, 2018. Sales for Seasonal Candy decreased $88,817 to $358,256 for the three months ended September 30, 2019, compared to $447,073 for 2018. Sales for Chase Candy increased $61,378 to $355,825 for the three months ended September 30, 2019, compared to $294,447 for 2018.

The 20% decrease in sales of Seasonal Candy of $88,817 for the three months ended September 30, 2019 over the same period ended September 30, 2018, is primarily due to the net effect of the following: 1) decreased orders from various customers in the clamshell seasonal division netting approximately $41,500 versus the same period a year ago primarily due to existing customers changing the timing of their shipments; 2) decreased orders in the bulk seasonal division netting approximately $33,500 due to decreased sales to existing customers; and 3) decreased orders from customers in the generic seasonal division netting approximately $14,500 versus the same period a year ago primarily due to existing customer decreasing orders offset by 4) various other fluctuations netting approximately $500.

The 21% increase in sales of Chase Candy of $61,378 for the three months ended September 30, 2019 over the same period ended September 30, 2018, is primarily due to the net effect of the following: 1) increased sales of L100, L200, SK436, and SK2100 Cherry Mash Merchandisers division by approximately $34,000 versus the same period a year ago due to increased orders from existing customers; 2) increased sales of L278/L212 Mini Mash division by approximately $28,000 versus the same period a year ago primarily due to increased orders from existing customers; 3) increased sales of the L276 Cherry Mash Distributor Pack division by approximately $5,000 versus the same period a year ago primarily due to increased orders from existing customers offset by 4) decreased sales of L279 and L299 Bulk Mini Mash division by approximately $3,000 versus the same period a year ago due to decreased orders from existing customers; and 5) various other fluctuations netting approximately $2,500.

COST OF SALES

The cost of sales decreased $37,691 to $488,630, or 68% of related sales for the three months ended September 30, 2019 compared to $526,321, or 71% of related sales for the three months ended September 30, 2018.

The 7% decrease in cost of sales of $37,691 is primarily due to the net impact of a 4% decrease in sales of $27,439 and a 5% decrease in the raw material cost of peanuts. This was offset by a 2% increase in the raw material cost of corn syrup and a 2% increase in the raw material cost of sugar. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

(13)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2019 increased $5,052 to $77,955, which is 11% of sales, compared to $72,903 or 10% of sales for the three months ended September 30, 2018.

The increase of $5,052 in selling expenses for the three months ended September 30, 2019 is primarily due to higher sales salaries and shipping charges offset by lower sales commissions. Sales salaries increased $4,561 to $27,686 for this period from $23,125 for the three months ended September 30, 2018 primarily due to increased base compensation for the Company’s sales person. Shipping expense increased $2,020 to $1,686 for this period from $(334) for the three months ended September 30, 2018 primarily due to actual shipping costs being less than estimated in the prior period. Commission expense decreased $1,229 to $33,385 for this period from $34,614 for the three months ended September 30, 2018 primarily due to a decrease in sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2019 increased $5,905 to $144,389 and increased to 20% of sales, compared to $138,484 or 19% of sales for the three months ended September 30, 2018.

The increased costs are primarily because of an increase in professional fees and indirect costs offset by a decrease in insurance expense. Professional fees increased $5,314 to $69,019 for this period from $63,705 for the three months ended September 30, 2019 primarily due to the Company’s audit firm increasing their fees by $5,000 for the current period. During the current period, the Company began allocating indirect costs to general and administrative expense that were previously allocated to cost of sales. This allocation is for the administrative portion of the office and totaled $3,681 for the period ending September 30, 2019. Insurance expense decreased $2,853 to $29,195 for this period from $32,048 for the three months ended September 30, 2019 primarily due to a decrease in the number of employees on the plan.

OTHER INCOME (EXPENSE)

Other income (expense) increased by $3,711 for the three months ended September 30, 2019 to $1,191 compared to $(2,520) for the three months ended September 30, 2018 primarily due to an increase in miscellaneous income of $2,510 for an additional nonrefundable payment from a customer not associated with any goods sold and a decrease in interest expense of $1,201.

INCOME TAX EXPENSE (BENEFIT)

The Company recorded a tax expense for the three months ended September 30, 2019 of $0 as compared to tax expense of $0 for the three months ended September 30, 2018. There is no income tax expense recorded for the three months ended September 30, 2019 primarily due to the net operating loss carryforward at June 30, 2019 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the carryforward.

(14)

Chase General Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

NET INCOME

The Company reported a net income for the three months ended September 30, 2019 of $4,298, compared to net income of $1,292 for the three months ended September 30, 2018. This increase of $3,006 is explained above

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2019 and 2018, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2019 was $27,720 which is an increase of $3,006 as compared to the net loss for the three months ended September 30, 2018 of $30,726.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal year indicated.

	Three Months Ended
	September 30
	2019	2018
Net Cash Used in Operating Activities	$(193,650)	$(321,938)
Net Cash Provided by Financing Activities	199,035	320,092

Management has made no material commitments for capital expenditures during the remainder of fiscal 2020. The $193,650 of cash used in operating activities is fully detailed in the condensed consolidated statement of cash flows on page four. The $199,035 of cash provided by financing activities is primarily due to the receipt of $202,000 drawn from a line-of-credit, net of principal payments on equipment and vehicle loans. The proceeds from the line-of-credit during the period ended September 30, 2019 were used to finance the buildup of inventories which is reflected in the cash used in operating activities. At September 30, 2019, the Company had $63,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements. Management expects that projected cash flows will enable the Company to pay the full balance on the line-of-credit prior to December 31, 2019.

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

(16)

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

(17)

Chase General Corporation and Subsidiary

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2019 is $8,365,040.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer and Financial Officer Pursuant to Rules 13A-14(A) and 15D-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended September 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 14, 2019	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(19)