Form 10-Q
period 2019-12-31
CHASE GENERAL CORP
filed 2020-02-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 11, 2020, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2019	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$287,207	$18,800
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,449 and $12,849, Respectively	164,126	137,869
Inventories:
Finished Goods	25,910	200,085
Goods in Process	7,455	12,999
Raw Materials	72,407	45,456
Packaging Materials	103,307	151,795
Prepaid Expenses	44,219	7,653
Total Current Assets	704,631	574,657

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,227,864	1,227,864
Less Accumulated Depreciation	1,044,067	1,016,764
Total Property and Equipment, Net	183,797	211,100

Other Long-Term Assets
Right of Use Assets	346,764	-
Total Long-Term Assets	530,561	211,100

Total Assets	$1,235,192	$785,757

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	June 30,
	2019	2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$66,133	$78,549
Current Maturities of Notes Payable	12,507	97,133
Current Maturities of Lease Liability	57,374	-
Accrued Expenses	11,415	28,851
Refund Liability Owed to Customers	20,604	10,403
Deferred Income	1,299	1,299
Total Current Liabilities	169,332	216,235

LONG-TERM LIABILITIES
Lease Liability, Less Current Maturities	289,390	-
Notes Payable, Less Current Maturities	14,059	20,408
Deferred Income	5,518	6,168
Total Long-Term Liabilities	308,967	26,576

Total Liabilities	478,299	242,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,355,000 and $2,340,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,310,000 and $2,295,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,282,596 and $5,253,329, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $860,902 and $856,133, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,709,103)	(5,923,050)
Total Stockholders' Equity	756,893	542,946

Total Liabilities and Stockholders' Equity	$1,235,192	$785,757

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31
	2019	2018
SALES	$1,231,459	$1,130,629

COST OF SALES	806,670	752,454
Gross Profit on Sales	424,789	378,175

OPERATING EXPENSES
Selling	100,223	95,514
General and Administrative	111,835	97,329
Total Operating Expenses	212,058	192,843

Income from Operations	212,731	185,332

OTHER INCOME (EXPENSE)
Miscellaneous Income	433	3,462
Interest Expense	(3,515)	(3,056)
Total Other Income (Expense)	(3,082)	406

Income before Income Taxes	209,649	185,738

PROVISION FOR INCOME TAXES	-	3,400

NET INCOME	$209,649	$182,338

EARNINGS PER SHARE
Basic	$0.18	$0.14

Diluted	$0.09	$0.07

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended
	December 31
	2019	2018
SALES	$1,945,540	$1,872,149

COST OF SALES	1,295,300	1,278,775
Gross Profit on Sales	650,240	593,374

OPERATING EXPENSES
Selling	178,178	168,417
General and Administrative	256,224	235,813
Total Operating Expenses	434,402	404,230

Income from Operations	215,838	189,144

OTHER INCOME (EXPENSE)
Miscellaneous Income	3,306	3,825
Interest Expense	(5,197)	(5,941)
Total Other Expense	(1,891)	(2,116)

Income before Income Taxes	213,947	187,028

PROVISION FOR INCOME TAXES	-	3,400

NET INCOME	$213,947	$183,628

EARNINGS PER SHARE
Basic	$0.15	$0.11

Diluted	$0.07	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$213,947	$183,628
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	27,303	28,429
Allowance for Bad Debts	600	600
Deferred Income Amortization	(650)	(649)
Deferred Income Taxes	-	3,400
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(26,857)	(52,487)
Inventories	201,256	192,551
Prepaid Expenses	(36,566)	(32,298)
Accounts Payable	(12,416)	(84,492)
Accrued Expenses	(17,436)	(23,763)
Refund Liability Owed to Customers	10,201	37,624
Net Cash Provided by Operating Activities	359,382	252,543

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	227,000	340,000
Principal Payments on Line-of-Credit	(312,000)	(340,000)
Principal Payments on Notes Payable	(5,975)	(5,542)
Net Cash Used by Financing Activities	(90,975)	(5,542)

NET INCREASE IN CASH AND CASH EQUIVALENTS	268,407	247,001

Cash and Cash Equivalents - Beginning of Period	18,800	2,129

CASH AND CASH EQUIVALENTS - END OF PERIOD	$287,207	$249,130

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as “Chase”, “we”, “our”, and “us”) at June 30, 2019 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2019 and for the three and six months ended December 31, 2018 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2019. The results of operations for the three and six months ended December 31, 2019 and cash flows for the six months ended December 31, 2019 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations and cash flows for the periods have been included.

No events have occurred subsequent to December 31, 2019, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in second quarter of the year ending June 30, 2020 resulting from updated estimates of revenue for prior year product sales were not significant. The company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements.

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

For the three months ended December 31, 2019

	2019	2018
Sales - Chase Candy	$499,762	$474,199
Sales - Seasonal Candy	731,697	656,430
Sales	$1,231,459	$1,130,629

  For the six months ended December 31, 2019

	2019	2018
Sales - Chase Candy	$857,945	$768,486
Sales - Seasonal Candy	1,087,595	1,103,663
Sales	$1,945,540	$1,872,149

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

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2	EARNINGS PER SHARE

The earnings per share were computed on the weighted average of outstanding common shares during the period. Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Net Income	$209,649	$182,338	$213,947	$183,628

Preferred Dividend Requirements:
6% Prior Cumulative Preferred,
$5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative
Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income - Common
Stockholders	$177,631	$150,320	$149,911	$119,592

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently
Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings per Share	$0.18	$0.14	$0.15	$0.11

Diluted Earnings per Share	$0.09	$0.07	$0.07	$0.05

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

note 2        EARNINGS PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at December 31, 2019 and 2018 totaled $8,397,058 and $8,268,986, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	December 31
	2019	2018
6% Convertible
Series A	$18	$18
Series B	18	18
5% Convertible
Series A	$70	$69
Series B	70	69

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

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s long-term debt consists of:

		December 31,	June 30,
Payee	Terms	2019	2019
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2021, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$85,000

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	14,670	18,407

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.	11,896	14,134

Total		26,566	117,541
Less Current Portion		12,507	97,133
Long-Term Portion		$14,059	$20,408

Future minimum payments for the twelve months ending December 31 are:

December 31:	Amount
2020	$12,507
2021	11,877
2022	2,182
Total	$26,566

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at December 31, 2019. The Company has no material tax positions at December 31, 2019 for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at December 31, 2019. The Company’s federal income tax returns for the fiscal years ended 2017, 2018 and 2019 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31
	2019	2018
Cash Paid for:
Interest	$5,197	$5,941

NOTE 6	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of December 31, 2019, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7	Leases

The Company adopted ASC 842 on July 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three months ended December 31, 2018 or as of June 30, 2019.

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

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $39,000 for the six months ended December 31, 2019, of which, $35,782 is included in cost of sales and $3,218 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of December 31, 2019 are as follows:

Twelve months ending December 31, 2020	$78,000
2021	78,000
2022	78,000
2023	78,000
2024	78,000
Thereafter	19,500
Total lease payments	409,500
Less imputed interest	62,736
Total lease payments	$346,764

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018, and Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Sales	100%	100%	100%	100%
Cost of Sales	66	67	67	68
Gross Profit on Sales	34	33	33	32
Operating Expenses	17	17	22	22
Income from Operations	17	16	11	10
Other Income (Expense), Net	-	-	-	-
Income before Income Taxes	17	16	11	10
Provision for Income Taxes	-	-	-	-
Net Income	17%	16%	11%	10%

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

SALES

Sales increased $100,830 or 9% for the three months ended December 31, 2019 to $1,231,459 compared to $1,130,629 for the three months ended December 31, 2018. Sales for Chase Candy increased $25,563 to $499,762 for the three months ended December 31, 2019, compared to $474,199 for the three months ended December 31, 2018. Sales for Seasonal Candy increased $75,267 to $731,697 for the three months ended December 31, 2019, compared to $656,430 for the three months ended December 31, 2018.

The 5% increase in sales of Chase Candy of $25,563 for the three months ended December 31, 2019 over the same period ended December 31, 2018, is primarily due to the net effect of the following: 1) increased sales of the L100/L200/SK2100 Cherry Mash Merchandisers division by approximately $29,000 versus the same period a year ago primarily due to increased orders from existing customers; 2) increased sales of tue L279/L299 Bulk Mini Mash division by approximately $6,500 versus the same period a year ago due to increased orders from existing customers; 3) increased sales of the L212/L278 Mini Mash division by approximately $4,000 versus the same period a year ago primarily due to increased orders from existing customers; offset by 4) decreased sales of the L276 Cherry Mash Distributors Pack division by approximately $12,000 versus the same period a year ago due to decreased orders from existing customers and 5) other various decreases netting to $2,000.

The 11% increase in sales of Seasonal Candy of $75,267 for the three months ended December 31, 2019 over the same period ended December 31, 2018, is primarily due to the net effect of the following: 1) an increase orders in the general seasonal division netting approximately $60,000 versus the same period a year ago, primarily due to existing customers increasing orders; 2) increased orders in the bulk seasonal division netting approximately $9,000, due to increased sales from existing customers; and 3) other various increases netting to $6,000.

Sales increased $73,391 or 4% for the six months ended December 31, 2019 to $1,945,540 compared to $1,872,149 for the six months ended December 31, 2018. Sales for Chase Candy increased $89,459 to $857,945 for the six months ended December 31, 2019, compared to $768,486 for the six months ended December 31, 2018. Sales for Seasonal Candy decreased $16,068 to $1,087,595 for the six months ended December 31, 2019, compared to $1,103,663 for the six months ended December 31, 2018.

The 12% increase in sales of Chase Candy of $89,459 for the six months ended December 31, 2019 over the same period ended December 31, 2018, is primarily due to the following: 1) increased sales of the L100/L200/SK2100 Cherry Mash Merchandisers division by approximately $63,000 versus the same period a year ago primarily due to increased orders from existing customers; 2) increased sales of the L212/L278 Mini Mash division by approximately $32,000 versus the same period a year ago due to increased orders from existing customers; 3) increased sales of the L279/L299 Bulk Mini Mash division by approximately $3,500 versus the same period a year ago primarily due to increased orders from existing customers; offset by 4) decreased sales of the L276 Cherry Mash Distributors Pack division by approximately $7,000 versus the same period a year ago due to decreased orders from existing customers and 5) other various decreases netting to $2,000.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

SALES (CONTINUED)

The 1% decrease in sales of Seasonal Candy of $16,068 for the six months ended December 31, 2019 over the same period ended December 31, 2018, is primarily due to the net effect of the following: 1) decreased sales in the bulk seasonal division netting approximately $24,000 versus the same period a year ago, primarily due to existing customers decreasing orders; 2) decreased sales in the clamshell seasonal division netting approximately $14,000 versus the same period a year ago, primarily due to existing customers decreasing orders; offset by 3) increased sales in the general seasonal division netting approximately $18,000 versus the same period a year ago, primarily due to existing customers decreasing orders; and 4) various other increases netting to $4,000.

COST OF SALES

The cost of sales increased $58,384 to $806,670 or 66% of related revenues for the three months ended December 31, 2019, compared to $752,454 or 67% of related revenues for the three months ended December 31, 2018. The 8% increase in cost of sales of $58,384 is primarily due to the net effect of 1) a 9% increase sales of $100,830; 2) a 3.6% increase in the price of corn syrup; 3) a 1.5% increase in the price of sugar; offset by 4) a 5.1% decrease in the price of peanuts; and 5) an 2.4% decrease in the price of chocolate.

The cost of sales increased $20,693 to $1,295,300 or 67% of related revenues for the six months ended December 31, 2019, compared to $1,278,775 or 68% of related revenues for the six months ended December 31, 2018. The 2% increase in cost of sales of $20,693 is primarily due to the net effect of 1) a 4% increase in sales of $73,391; 2) a 2.9% increase in the price of corn syrup; 3) a 1.8% increase in the price of sugar; offset by 4) a 5.2% decrease in the price of peanuts; and 5) an 1.5% decrease in the price of chocolate.

Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2019 increased $4,709 to $100,223, which is 8% of sales, compared to $95,514, or 8% of sales for the three months ended December 31, 2018. The increase of $4,709 in selling expenses for the three months ended December 31, 2019 is primarily due to higher sales salaries and higher commissions offset by lower shipping charges. Sales salaries increased $4,561 to $ 27,686 for this period from $23,125 for the three months ended December 31, 2018 primarily due to increased base compensation for the Company’s sales person. Commission expense increased $2,443 to $43,528 for this period from $41,085 for the three months ended December 31, 2018 primarily due to an increase in sales. Shipping expenses decreased $2,822 to $15,685 for this period from $18,507 for the three months ended December 31, 2018 primarily due to a decrease in shipment of online ordered items.

Selling expenses for the six months ended December 31, 2019 increased $9,761 to $178,178, which is 9% of sales, compared to $168,417 or 9% of sales for the six months ended December 31, 2018. The increase of $9,761 in selling expenses for the six months ended December 31, 2019 is primarily due to the higher sales salaries and higher commissions offset by lower vehicle expense. Sales salaries increased $9,122 to $55,372 for this period from $46,250 for the six months ended December 31, 2018 primarily due to increased base compensation for the Company’s sales person. Commissions increased $1,214 to $76,913 for this period from $75,699 for the six months ended December 31, 2018 primarily due to an increase in sales. Vehicle expense decreased $806 to $3,342 for this period from $4,148 for the six months ended December 31, 2018 primarily due to newer vehicles currently in service.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2019 increased $14,506 to $111,835 and 9% of sales, compared to $97,329 or 9% of sales for the three months ended December 31, 2018. The increase of $14,506 in general and administrative expenses for the three months ended December 31, 2019 is primarily due to higher professional fees, indirect costs and postage expense. Professional fees increased $8,871 to $29,723 for this period from $20,852 for the three months ending December 31, 2018 primarily due to the Company’s audit firm increasing their fees and attorney fees increased. During the current year, the Company began allocating indirect costs to general and administrative expenses that were previously allocated to cost of sales. This allocation is for the administrative portion of the office and totaled $3,444 for the three months ended December 31, 2019. Postage expense increased $1,789 to $2,154 for this period from $365 for the three months ending December 31, 2018 primarily due to the purchase of additional postage supplies.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSES (CONTINUED)

General and administrative expenses for the six months ended December 31, 2019 increased $20,411 to $256,224 or 13% of sales, compared to $235,813 or 13% of sales for the six months ended December 31, 2018. The increase of $20,411 in general and administrative expenses for the six months ended December 31, 2019 is primarily due to higher professional fees and indirect costs. Professional fees increased $14,185 to $98,742 for this period from $84,557 for the three months ending December 31, 2018 primarily due to the Company’s audit firm increasing their fees and attorney fees increased. During the current year, the Company began allocating indirect costs to general and administrative expenses that were previously allocated to cost of sales. This allocation is for the administrative portion of the office and totaled $7,125 for the six months ended December 31, 2019.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $3,486 for the three months ended December 31, 2019 to $(3,082), compared to $406 for the three months ended December 31, 2018 primarily due to $2,859 of miscellaneous income received from supplier during the three months ended December 31, 2018.

Other income (expense) increased by $225 for the six months ended December 31, 2019 to $(1,891), compared to $(2,116) for the six months ended December 31, 2018.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded income tax expense for the three months ended December 31, 2019 of $0 as compared to income tax expense of $3,400 for the three months ended December 31, 2018. The Company recorded income tax expense for the six months ended December 31, 2019 of $0 as compared to income tax expense of $3,400 for the six months ended December 31, 2018.

NET INCOME

The Company reported net income for the three months ended December 31, 2019 of $209,649, compared to net income of $182,338 for the three months ended December 31, 2018. This increase of $27,311 is explained above. The Company reported net income for the six months ended December 31, 2019 of $213,947, compared to net income of $183,628 for the six months ended December 31, 2018. This increase of $30,319 is explained above.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2019 and 2018, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2019 and 2018, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2019 was $177,631 which is an increase of $27,311 as compared to the net income applicable to common stockholders for the three months ended December 31, 2018 of $150,320.

Net income applicable to common stockholders for the six months ended December 31, 2019 was $149,911 which is an increase of $30,319 as compared to the net loss applicable to common stockholders for the six months ended December 31, 2018 of $119,592.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Six Months Ended
	December 31
	2019	2018
Net Cash Provided by Operating Activities	$359,382	$252,543
Net Cash Used by Financing Activities	$(90,975)	$(5,542)

Management has no material commitments for capital expenditures during the remainder of fiscal 2020. The $359,382 of cash provided by operating activities is fully detailed in the condensed consolidated statement of cash flows on page five. The $90,975 of cash used in financing activities is the principal payments on the line of credit and equipment and vehicle loans. At December 31, 2019, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

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

(20)

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

(b) Changes in Internal Control over Financial Reporting

There were no significant changes in Chase’s internal control over financial reporting or in other factors that management’s estimates are reasonably likely to materially affect Chase’s internal control over financial reporting subsequent to the date of evaluation.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2019 is $8,397,058.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended December 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 12, 2020	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President and Treasurer

(23)