Form 10-Q
period 2020-03-31
CHASE GENERAL CORP
filed 2020-05-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2020

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$128,877	$18,800
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,749 and $12,849, Respectively	117,688	137,869
Inventories:
Finished Goods	28,490	200,085
Goods in Process	4,645	12,999
Raw Materials	101,741	45,456
Packaging Materials	151,183	151,795
Prepaid Expenses	22,638	7,653
Total Current Assets	555,262	574,657

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,227,864	1,227,864
Less: Accumulated Depreciation	1,057,720	1,016,764
Total Property and Equipment, Net	170,144	211,100

Other Long-Term Assets:
Right of Use Assets	332,764	-
Total Long-Term Assets	502,908	211,100

Total Assets	$1,058,170	$785,757

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	June 30,
	2020	2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$82,075	$78,549
Current Maturities of Notes Payable	12,698	97,133
Current Maturities of Lease Liability	58,302	-
Accrued Expenses	25,631	28,851
Refund Liability Owed to Customers	5,067	10,403
Deferred Income	1,299	1,299
Total Current Liabilities	185,072	216,235

LONG-TERM LIABILITIES
Deferred Income	5,194	6,168
Lease Liabilities, Less Current Maturities	274,462	-
Notes Payable, Less Current Maturities	10,813	20,408
Total Long-Term Liabilities	290,469	26,576

Total Liabilities	475,541	242,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,362,500 and $2,340,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,317,500 and $2,295,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,297,229 and $5,253,329, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $863,287 and $856,133, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,883,367)	(5,923,050)
Total Stockholders' Equity	582,629	542,946

Total Liabilities and Stockholders' Equity	$1,058,170	$785,757

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2020	2019
SALES	$316,113	$327,044

COST OF SALES	320,745	355,195
Gross Loss on Sales	(4,632)	(28,151)

OPERATING EXPENSES
Selling	62,645	61,398
General and Administrative	107,163	96,654
Total Operating Expenses	169,808	158,052

Loss from Operations	(174,440)	(186,203)

OTHER INCOME (EXPENSE)
Miscellaneous Income	568	586
Interest Expense	(392)	(368)
Total Other Income	176	218

Loss before Income Taxes	(174,264)	(185,985)

INCOME TAX BENEFIT	-	(3,400)

NET LOSS	$(174,264)	$(182,585)

LOSS PER SHARE
Basic	$(0.21)	$(0.22)

Diluted	$(0.21)	$(0.22)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31
	2020	2019
SALES	$2,261,653	$2,199,193

COST OF SALES	1,616,045	1,633,970
Gross Profit on Sales	645,608	565,223

OPERATING EXPENSES
Selling	240,823	229,815
General and Administrative	363,387	332,467
Total Operating Expenses	604,210	562,282

Income from Operations	41,398	2,941

OTHER INCOME (EXPENSE)
Miscellaneous Income	3,874	4,411
Interest Expense	(5,589)	(6,309)
Total Other Expense	(1,715)	(1,898)

Income before Income Taxes	39,683	1,043

INCOME TAX BENEFIT	-	-

NET INCOME	$39,683	$1,043

LOSS PER SHARE
Basic	$(0.06)	$(0.10)

Diluted	$(0.06)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$39,683	$1,043
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	40,956	42,337
Allowance for Bad Debts	900	900
Deferred Income Amortization	(974)	(974)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	19,281	(31,155)
Inventories	124,276	234,598
Prepaid Expenses	(14,985)	(10,110)
Accounts Payable	3,526	(129,213)
Refund Liability Owed to Customers	(5,336)	11,020
Accrued Expenses	(3,220)	(6,021)
Net Cash Provided by Operating Activities	204,107	112,425

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	227,000	340,000
Principal Payments on Line-of-Credit	(312,000)	(340,000)
Principal Payments on Notes Payable	(9,030)	(15,777)
Net Cash Used by Financing Activities	(94,030)	(15,777)

NET INCREASE IN CASH AND CASH EQUIVALENTS	110,077	96,648

Cash and Cash Equivalents - Beginning of Period	18,800	2,129

CASH AND CASH EQUIVALENTS - END OF PERIOD	$128,877	$98,777

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2019 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2020 and for the three and nine months ended March 31, 2019 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2019. The results of operations for the three and nine months ended March 31, 2020 and cash flows for the nine months ended March 31, 2020 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in the third quarter of the year ending June 30, 2020 resulting from updated estimates of revenue for prior year product sales were not significant. The company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements.

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

For the three months ended March 31,
	2020	2019
Sales - Chase Candy	$305,944	$321,532
Sales - Seasonal Candy	10,169	5,512
Sales	$316,113	$327,044

For the nine months ended March 31,
	2020	2019
Sales - Chase Candy	$1,124,689	$1,046,088
Sales - Seasonal Candy	1,136,964	1,153,105
Sales	$2,261,653	$2,199,193

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

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019
Net Income (Loss)	$(174,264)	$(182,585)	$39,683	$1,043

Preferred Dividend Requirements:
6% Prior Cumulative Preferred,
$5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative
Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Loss - Common
Stockholders	$(206,282)	$(214,603)	$(56,371)	$(95,011)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently
Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Loss per Share	$(0.21)	$(0.22)	$(0.06)	$(0.10)

Diluted Loss per Share	$(0.21)	$(0.22)	$(0.06)	$(0.10)

The contingently issuable shares, for the three months and nine months ended March 31, 2020 and 2019, were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

(9)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

note 2	LOSS PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at March 31, 2020 and 2019 totaled $8,429,076 and $8,301,004, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31
	2020	2019
6% Convertible:
Series A	$18	$18
Series B	18	18
5% Convertible:
Series A	$71	$70
Series B	71	70

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

(10)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE

The Company’s long-term debt consists of:

		March 31,	June 30,
Payee	Terms	2020	2019
Nodaway Valley Bank	$350,000 line-of-credit agreement
	expiring on January 4, 2021, with
	a variable interest rate at prime but
	not less than 5%. The line-of-credit
	is collateralized by substantially all
	assets of the Company.	$-	$85,000

Ford Credit	$705 monthly payments, interest
	of 5.8%; final payment due October
	2021, secured by a vehicle.	12,761	18,407

Toyota Credit	$444 monthly payments, interest
	of 6.49%; final payment due May
	2022, secured by a vehicle.	10,750	14,134

Total		23,511	117,541
Less Current Portion		12,698	97,133
Long-Term Portion		$10,813	$20,408

Future minimum payments for the twelve months ending March 31 are:

March 31,	Amount
2021	$12,698
2022	9,935
2022	878
Total	$23,511

(11)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recognized no liability for unrecognized tax benefits at March 31, 2020. The Company has no material tax positions at March 31, 2020, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at March 31, 2020. The Company’s federal income tax returns for the fiscal years ended 2017, 2018, and 2019 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31
	2020	2019
Cash Paid for:
Interest	$5,589	$6,309

NOTE 6	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of March 31, 2020, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

(12)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7	Leases

The Company adopted ASC 842 on July 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the three months ended March 31, 2019 or as of June 30, 2019.

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

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $58,500 for the nine months ended March 31, 2020, of which, $53,673 is included in cost of sales and $4,827 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of March 31, 2020 are as follows:

Twelve Months Ending March 31,	Amount
2021	$78,000
2022	78,000
2023	78,000
2024	78,000
2025	78,000
Total Lease Payments	390,000
Less: Imputed Interest	57,236
Total Lease Payments	$332,764

(13)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8	Subsequent events

The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. The Company put preparedness plans in place at the manufacturing facility. They have adjusted the number of people allowed at their facilities, enforced social distancing, maintained proper sanitation protocol and have asked that any high risk or employees feeling ill to not come in. The office and sales staff continues to work, while adhering to social distancing guidelines, implementing flexible hours, reducing person-to-person interaction and increasing safety measures.

To date, there has been minimal disruption to the supply chain network, including the supply of ingredients, packaging or other sourced materials, though it is possible that more disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. The Company has repackaged inventory to continue to fill orders as needed and repurposed employees to better meet the current needs. Cost measures have been put in place to limit any non-essential needs.

The Company believes they have sufficient liquidity to satisfy current cash needs, however, they continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that the business can continue to operate during these uncertain times.

The potential impact to the Company’s consolidated financial statements could occur as early as the first quarter of fiscal year ending June 30, 2021 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets.

Subsequent to the filing period, the Company received a loan in the amount of $171,500 to fund payroll, rent, utilities and interest on mortgages and existing debt through the federal Paycheck Protection Program. These amounts may be forgiven subject to compliance and approval based on the timing and use of these funds in accordance with the program.

No other events have occurred subsequent to March 31, 2020, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2020.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019, and Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2020	2019	2020	2019
Sales	100%	100%	100%	100%
Cost of Sales	101	109	71	74
Gross Profit (Loss) on Sales	(1)	(9)	29	26
Operating Expenses	54	48	27	26
Loss from Operations	(55)	(57)	2	-
Other Income (Expense), Net	-	-	-	-
Income (Loss) before Income Taxes	(55)	(57)	2	-
Benefit for Income Taxes	-	(1)	-	-
Net Income (Loss)	(55)%	(56)%	2%	-%

(15)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SALES

Sales decreased $10,931 or 3% for the three months ended March 31, 2020 to $316,113 compared to $327,044 for the three months ended March 31, 2019. Sales for Chase Candy decreased $15,588 to $305,944 for the three months ended March 31, 2020, compared to $321,532 for the three months ended March 31, 2019. Sales for Seasonal Candy increased $4,657 to $10,169 for the three months ended March 31, 2020, compared to $5,512 for the three months ended March 31, 2019.

The 5% decrease in sales of Chase Candy of $15,588 for the three months ended March 31, 2020 over the same period ended March 31, 2019, is primarily due to the net effect of the following: 1) decreased sales of the L212/L278 Mini Mash division by approximately $20,000 versus the same period a year ago, primarily due to decreased orders from existing customers, 2) various other fluctuations netting to a decrease of approximately $5,000, 3) decreased website sales by approximately $2,500 primarily due to existing customers decreasing orders; 4) decreased sales of the L276 Cherry Mash Distributor Pack by approximately $1,500 versus the same period a year ago, primarily due to existing customers decreasing orders, offset by 5) increased sales of the L100/L200/SK2100 Merchandisers division by approximately $13,500 versus the same period a year ago, primarily due to customers increasing orders. Decreased sales are primarily driven by competitors increasing their market share.

The 84% increase in sales of Seasonal Candy of $4,657 for the three months ended March 31, 2020 over the same period ended March 31, 2019, is primarily due to the net effect of the following: 1) increased sales in the bulk seasonal division by approximately $4,200 versus the same period a year ago, primarily due to increased sales to existing customer; offset by 2) increased sales in the clamshell division netting approximately $1,000 primarily due to increased sales to existing customers.

Sales increased $62,460 or 3% for the nine months ended March 31, 2020 to $2,261,653 compared to $2,199,193 for the nine months ended March 31, 2019. Sales for Chase Candy increased $78,601 to $1,124,689 for the nine months ended March 31, 2020, compared to $1,046,088 for the nine months ended March 31, 2019. Sales for Seasonal Candy decreased $16,141 to $1,136,964 for the nine months ended March 31, 2020, compared to $1,153,105 for the nine months ended March 31, 2019.

The 8% increase in sales of Chase Candy of $78,601 for the nine months ended March 31, 2020 over the same period ended March 31, 2019, is primarily due to the following: 1) increased sales of the L100/L200/SK2100 Merchandisers division by approximately $76,500 versus the same period a year ago, primarily due to existing customers increasing orders, 2) increased sales of the L212/L278 Mini Mash division by approximately $12,000 versus the same period a year ago, primarily due to customers increasing orders, 3) increased sales of the L279/L299 Bulk Mini Mash division by approximately $3,000 versus the same period a year ago, primarily due to customers increasing orders; offset by 4) decreased sales of the L276 Cherry Mash Distributor by approximately $8,500 versus the same period a year ago, primarily due to customers decreasing orders, 5) various other fluctuations netting to a decrease of approximately $2,500, and 6) decreased website sales by approximately $2,000 versus the same period a year ago, primarily due to decreased orders from customers.

(16)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SALES (CONTINUED)

The 1% decrease in sales of Seasonal Candy of $16,141 for the nine months ended March 31, 2020 over the same period ended March 31, 2019, is primarily due to the net effect of the following: 1) decreased orders from customers in the bulk seasonal division netting approximately $20,000 versus the same period a year ago, primarily due to customers decreasing orders 2) decreased orders from various customers in the generic seasonal division netting approximately $15,000 versus the same period a year ago, primarily due to customers decreasing orders, offset by 3) increased orders from various customers in the clamshell seasonal division netting approximately $19,000 versus the same period a year ago, primarily due to customers increasing orders.

COST OF SALES

The cost of sales decreased $34,450 to $320,745 or 101% of related revenues for the three months ended March 31, 2020, compared to $355,195 or 109% of related revenues for the three months ended March 31, 2019. The 10% decrease in cost of sales of $34,450 is primarily due to the net impact of 1) a 7.4% decrease in the price of corn syrup; and 2) a 3% decrease in sales of $10,931; and 3) a 2% decrease in the price of sugar.

The cost of sales decreased $17,925 to $1,616,045 or 71% of related revenues for the nine months ended March 31, 2020, compared to $1,633,970 or 74% of related revenues for the nine months ended March 31, 2019. The 1% decrease in cost of sales of $17,925 is primarily due to the net impact of 1) 5% decrease in the price of peanuts; 2) a 1% decrease in the price of chocolate; and 3) a 1% decrease in the price corn syrup; offset by 4) a 3% increase in sales of $62,460; and 5) a 2% increase in the price of sugar.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2020 increased $1,247 to $62,645, which is 20% of sales, compared to $61,398, or 19% of sales for the three months ended March 31, 2019. The increase of $1,247 in selling expenses for the three months ended March 31, 2019 is primarily due to higher sales salaries by lower shipping costs. Sales salaries increased $3,042 to $27,687 for this period from $24,645 for the three months ended March 31, 2019, primarily due to annual raises for one of the salespersons. Shipping expenses decreased $1,533 to $7,550 for this period from $9,083 for the three months ended March 31, 2019, primarily due to a decrease in shipment of online orders.

Selling expenses for the nine months ended March 31, 2020 increased $11,008 to $240,823, which is 11% of sales, compared to $229,815 or 10% of sales for the nine months ended March 31, 2019. The increase of $11,008 in selling expenses for the nine months ended March 31, 2020 is primarily due to higher sales salaries and customer shows offset by lower shipping costs. Sales salaries increased $12,164 to $83,059 for this period from $70,895 for the nine months ended March 31, 2019 primarily due to annual raises for one of the salespersons. Customer shows increased $1,697 to $6,996 for this period from $5,299 for the nine months ended March 31, 2019 primarily due to the timing of shows. Shipping expense decreased $2,335 to $24,921 for this period from $27,256 for the nine months ended March 31, 2019 primarily due to a decrease in shipment of online orders.

(17)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2020 increased $10,509 to $107,163 and 34% of sales, compared to $96,654 or 30% of sales for the three months ended March 31, 2019. The increase of $10,509 in general and administrative expenses for the three months ended March 31, 2020 is primarily due to higher professional fees and indirect costs. Professional fees increased $8,256 to $23,286 for this period from $15,030 for the three months ended March 31, 2019 primarily due the Company’s audit firm increasing their fees. During the current year, the Company began allocating indirect costs to general and administrative expenses that were previously allocated to cost of sales. This allocation is for the administrative portion of the office and totaled $3,003 for the three months ended March 31, 2020.

General and administrative expenses for the nine months ended March 31, 2020 increased $30,920 to $363,387 or 16% of sales, compared to $332,467 or 15% of sales for the nine months ended March 31, 2019. The increase of $30,920 in general and administrative expenses for the nine months ended March 31, 2020 is primarily due to higher professional fees, indirect costs, and office salaries offset by lower insurance expense. Professional fees increased $22,441 to $122,028 for this period from $99,587 for the three months ended March 31, 2019 due to the Company’s audit firm increasing their fees and an increase in attorney’s fees. During the current year, the Company began allocating indirect costs to general and administrative expenses that were previously allocated to cost of sales. This allocation is for the administrative portion of the office and totaled $10,128 for the nine months ended March 31, 2020. Office salaries increased $3,803 to $72,849 for this period from $69,046 for the nine months ended March 31, 2019 due to annual raises for employees. Insurance expense decreased $4,883 to $95,844 for this period from $100,727 for the three months ended March 31, 2019 due less employees enrolled in the plan.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $42 for the three months ended March 31, 2020 to $176, compared to $218 for the three months ended March 31, 2019.

Other income (expense) increased by $183 for the nine months ended March 31, 2020 to $(1,715), compared to $(1,898) for the nine months ended March 31, 2019.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded income tax benefit for the three months ended March 31, 2020 of $(0) as compared to income tax benefit of $(3,400) for the three months ended March 31, 2019. The Company recorded no income tax benefit for the nine months ended March 31, 2020 and 2019. The net income tax expense (benefit) recorded for the three and nine months ended March 31, 2020 is primarily due to recognizing income taxes related to current net income or loss. Additionally, the Company has placed a valuation allowance on the net operating loss carryforward of $206,846 for the current period after it was determined that the Company would not be likely to use the remaining balance in the near future.

(18)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2020 of $(174,264), compared to a net loss of $(182,585) for the three months ended March 31, 2019. This earnings increase of $8,321 is explained above. The Company reported net income for the nine months ended March 31, 2020 of $39,683, compared to net income of $1,043 for the nine months ended March 31, 2019. This earnings increase of $38,640 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2020 and March 31, 2019, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2020 and March 31, 2019, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2020 was $206,282 which is a decrease in losses of $8,321 as compared to the net loss for the three months ended March 31, 2019 of $214,603.

Net loss applicable to common stockholders for the nine months ended March 31, 2020 was $56,371 which is a decrease in losses of $38,640 as compared to the net loss for the nine months ended March 31, 2019 of $95,011.

(19)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Nine Months Ended
	March 31
	2020	2019
Net Cash Provided by Operating Activities	$204,107	$112,425
Net Cash Used by Financing Activities	$(94,030)	$(15,777)

Management has no material commitments for capital expenditures during the remainder of fiscal 2020. The $204,107 of cash provided by operating activities for the nine months ended March 31, 2020 is fully detailed in the condensed consolidated statement of cash flows on page five. The $94,030 of cash used in financing activities for the nine months ended March 31, 2020 is the principal payments on vehicle loans. At March 31, 2020, the Company had $350,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its fiscal years ending June 30, 2020 and 2021 operations and financial results, including the production and sales of goods. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events occurred subsequent to the filing period and are still developing.

Subsequent to the filing period, the Company received a loan in the amount of $170,500 to fund payroll, rent, utilities and interest on mortgages and existing debt through the federal Paycheck Protection Program. These amounts may be forgiven subject to compliance and approval based on the timing and use of these funds in accordance with the program.

Management believes that the projected cash flow from operations including the impact of the COVID-19 pandemic, combined with its existing cash balances, will be sufficient to meet its funding requirements for the foreseeable future.

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

PART II. OTHER INFORMATION

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

(22)

Chase General Corporation and Subsidiary

PART II. OTHER INFORMATION (CONTINUED)

ITEM 1.	LEGAL PROCEEDINGS

 None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 a.    None

 b.   The total cumulative preferred stock dividends contingency at March 31, 2019 is $8,429,076.

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

Exhibit 101    The following financial statements for the quarter ended March 31, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2020 and 2019, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(23)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 14, 2020	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(24)