Form 10-K
period 2020-06-30
CHASE GENERAL CORP
filed 2020-09-24
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2020

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

As of September 23, 2020, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

(1)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

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

FOR THE YEAR ENDED JUNE 30, 2020

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

The Champion Crème Drops, Frosted Pretzels, and Jelly Candies are not produced by the Company.

All products are shipped to customers by commercial haulers.

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors, and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2020 and 2019, this division accounted for 57% and 58%, respectively, of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2020 and 2019, this division accounted for 43% and 46%, respectively of the consolidated sales of Dye Candy Company.

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

FOR THE YEAR ENDED JUNE 30, 2020

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

Research and Development

The Company has not developed any new products for the years ended June 30, 2020 and 2019.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. No suppliers accounted for more than 10% of the Company’s cost of sales for the years ended June 30, 2020 and 2019.

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

(4)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

ITEM 1	BUSINESS (CONTINUED)

Employees

As of June 30, 2020, the Company had 18 full time employees. This expands to approximately 30 full time personnel during the busy production months of August through December.

Customers

For the years ended June 30, 2020 and 2019, one customer accounted for 45% and 42%, respectively, of sales. As of June 30, 2020 and 2019, that same customer accounted for 14% and 18%, respectively, of trade receivables. For the years ended June 30, 2020 and 2019, another customer and its affiliates accounted for 8% and 10%, respectively, of sales. As of June 30, 2020 and 2019, that same customer and its affiliates accounted for 23% and 21%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2020 and 2019. One other customer accounted for more than 10% of the Company’s trade receivables for the year ended June 30, 2020.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company has evaluated the requirements of the Food Safety Modernization Act (FSMA). The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested, and processed. As of the fiscal year ended June 30, 2020 and through the filing of this form, management believes the Company is compliant with all FSMA requirements. Another inspection for compliance will be conducted by a third-party within 12 months of year-end. Management does not anticipate any future significant expenditures in the next twelve months in this regard.

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

FOR THE YEAR ENDED JUNE 30, 2020

Item 1A	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2020.

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

Chase General Office and Dye Candy Company Operating Plant – This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The annual rental expense of this facility was $78,000 for each year ended June 30, 2020 and 2019.

The net book value of our premises, land and office, and production equipment totaled $156,494 and $211,100 at June 30, 2020 and 2019, respectively.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

(6)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 23, 2020, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

FOR THE YEAR ENDED JUNE 30, 2020

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that plan for or anticipate the future. Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” and the like. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends, including the impact of the COVID-19 pandemic. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements are made. These expectations, assumptions, and uncertainties include: the Company’s expectation of heavier demand on working capital in the fall and winter months in anticipation of August through December sales; our belief that the Company has stabilized its customer base; will continue its efforts to expand the existing market area and increase sales to customers; and maintain tight control of all expenditures.

Overview

During fiscal year ended June 30, 2020, the Company’s sales were $2,576,311, as compared to sales of $2,520,633 for fiscal year ended June 30, 2019. This 2.2% increase in volume, 3.6% increase in cost of sales and 14.7% increase in operating expenses resulted in a change in profitability during the year, as reflected in the loss from operations of $144,491 for fiscal year 2020 compared to the loss from operations of $33,184 for fiscal year 2019. Working capital decreased $68,803 to $289,619 for the fiscal year 2020 from $358,422 for the fiscal year 2019 due primarily to a decrease in inventory and an increase in the current portion of lease liability offset by an increase in cash, a decrease in accounts payable, a decrease in the current portion of notes payable, a decrease in accrued expenses, an increase in trade receivables, and a decrease in refund liability owed to customers.

The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

(8)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

General (Continued)

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

There have been no other events that have occurred subsequent to June 30, 2020, through the date of filing this form, that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended June 30, 2020.

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

FOR THE YEAR ENDED JUNE 30, 2020

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

Results of Operations

The following table sets forth for the years indicated, the percentage of sales of certain items in the Company’s consolidated statements of operations for the years ended June 30, 2020 and 2019, respectively:

	2020	2019
Sales	100.00%	100.00%
Cost of Sales	75.31	74.32
Gross Profit on Sales	24.69	25.68
Selling Expense	11.64	11.28
General and Administrative Expense	18.66	16.31
Gain on Sale of Equipment	-	(0.59)
Loss from Operations	(5.61)	(1.32)
Other Expense, Net	(0.06)	(0.07)
Loss before Income Taxes	(5.67)	(1.39)
Income Taxes Benefit	-	-
Net Loss	(5.67)	(1.39)
Preferred Dividends	(4.97)	(5.08)

Loss Applicable to Common Stockholders	(10.64)%	(6.47)%

(10)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2020 Compared to Fiscal Year 2019

Sales

During the year ended June 30, 2020, sales, net of returns and allowances, increased $55,678 or 2.2% as compared to the year ended June 30, 2019. Sales for Chase Candy products increased $72,099 or 5.1% to $1,480,286 for the year ended June 30, 2020 compared to $1,408,187 for 2019. Sales for Seasonal Candy products decreased $16,421 or 1.5% to $1,096,025 for the year ended June 30, 2020 as compared to $1,112,446 for 2019.

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 5.1% increase in sales of Chase Candy of $72,099 for the year ended June 30, 2020 over the same period ended June 30, 2019, is primarily due to the following: 1) increased sales of Cherry Mash Merchandisers division by approximately $48,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 2) increased sales of the L278/L212 Mini Mash division by approximately $15,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 3) increased sales of the L276 Cherry Mash Distributor Pack division by approximately $13,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 4) increased sales of the Cherry Mash internet sales via the Company’s website by approximately $5,500 versus the same period a year ago, primarily due to an increase in orders from existing customers, 5) increased sales of the L279/L299 Bulk Mini Mash division by approximately $3,500 versus the same period a year ago, primarily due to an increase in orders from existing customers 6) various other fluctuations netting to an increase of approximately $500; offset by 7) an increase in promotions expenses allocated to the Chase Candy division of approximately $9,000 primarily due selling more items with higher promotion fees associated with them; and 8) an increase in advertising expense allocated to the Chase Candy division of approximately $4,500 primarily due the increase in costs on regularly advertised markets.

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 2.2% decrease in sales of Seasonal Candy of $16,421 for the year ended June 30, 2020 over the same period ended June 30, 2019, is primarily due to the net effect of the following: 1) decreased sales in the generic seasonal division by approximately $14,500 due to decreased orders from existing customers, 2) decreased sales in the bulk seasonal division by approximately $14,500 versus the same period a year ago, primarily due to decreased orders from existing customers, and 3) various other fluctuations netting to a decrease of approximately $4,500; offset by 4) increased sales in the Chase clamshell seasonal division by approximately $17,000 versus the same period a year ago, primarily due to increased orders from existing customers.

(11)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2020 Compared to Fiscal Year 2019 (Continued)

Cost of Sales

Cost of sales for the year ended June 30, 2020, as compared to the year ended June 30, 2019, increased by 3.6%. The cost of sales increased $66,862 to $1,940,111 while increasing to 75.3% of sales for the year ended June 30, 2020, compared to $1,873,249 or 74.3% of sales for the year ended June 30, 2019.

The 3.6% increase in cost of sales of $66,862 is primarily due to the net impact of a 2% increase in sales of $55,678, a 3.9% increase in the price of sugar offset by a 5.1% decrease in the price of peanuts. In addition, the COVID-19 pandemic had an adverse effect on the cost of sales for the fourth quarter of fiscal year ended June 30, 2020. While sales did not fluctuate significantly during the fourth quarter compared to the quarter ended June 30, 2019, the related costs of $324,066 for the quarter ended June 30, 2020 increased 35% or $84,787 as compared to $239,279 for the quarter ended June 30, 2019 due to the costs associated with repurposing of finished goods inventory to adequately fill customer orders and realignment of staff during a period of decreased production.

Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Management has plans to make sales price adjustments to correspond with changes in raw material prices.

Labor costs, including wages, vacation pay and payroll taxes of $429,288 for the year ended June 30, 2020, decreased 2.8% or $12,610 as compared to $441,898 for the period ended 2019 primarily due to decreased production wages due to decreased hours, bonuses, and pay rates compared to the same period ended June 30, 2019.

Freight expense, including shipping and handling costs on goods shipped of $142,220 for the year ended June 30, 2020, decreased 3.67% or $5,415 as compared to $147,635 for the period ended 2019 due primarily to changing carriers during the fiscal year.

Gross Profit on Sales

The gross profit decreased 1.7% or $11,184 to $636,200 decreasing to 24.7% of related sales for the year ended June 30, 2020, as compared to $647,834 or 25.7% of related sales for the year ended June 30, 2019, as a net result of the 3.6% increase in cost of sales described above and the 2.2% increase in sales.

Finished goods inventory as of June 30, 2020 of $85,632 decreased $114,453 or 57.2% from the June 30, 2019 finished goods inventory of $200,085. Raw materials inventory as of June 30, 2020 of $65,555 increased $20,099 or 44.2% from the June 30, 2019 raw materials inventory of $45,456. Packaging materials inventory as of June 30, 2020 of $156,038 increased $4,243 or 2.8% from June 30, 2019 packaging materials inventory of $151,795. Goods in process inventory as of June 30, 2020 of $6,261 decreased $6,738 or 51.8% from the June 30, 2019 goods in process inventory of $12,999. Inventory levels vary based primarily on sales and purchases.

(12)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2020 Compared to Fiscal Year 2019 (Continued)

Selling Expenses

Selling expenses for the year ended June 30, 2020 increased $15,534 to $299,944, which is 11.6% of sales, compared to $284,410 or 11.3% of sales for the year June 30, 2019. This increase is primarily due to higher sales salaries, commissions, and customer shows. Sales salaries increased $12,163 to $110,745 for the year ended June 30, 2020, as compared to $98,582 for the year ended June 30, 2019, primarily due to annual raises for one of the salespersons. Commission expense increased $2,239 to $101,728 for the year ended June 30, 2020, as compared to $99,489 for the year ended June 30, 2019 primarily due to an increase in sales of items where the Company pays commissions. Trade show expense increased $2,104 to $8,653 for the year ended June 30, 2020, as compared to $6,549 for the year ended June 30, 2019, primarily due increased trade shows attended by the Company’s vendors.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2020 increased $69,748 to $480,747, which is 18.7% of sales, compared to $410,999 or 16.3% of sales for the year ended June 30, 2019. The increase is primarily due to higher professional fees, indirect costs, office salaries, insurance expense, and bad debt expense. Professional fees increased $42,557 to $156,002 for the year ended June 30, 2020, as compared to $113,445 for the year ended June 30, 2019 primarily due to the Company’s audit firm increasing their fees and an increase in attorney fees. During the current year, the Company began allocating indirect costs to general and administrative expenses that were previously allocated to cost of sales. This allocation is for the administrative portion of the office and totaled $13,500 for the year ended June 30, 2020. Office salaries increased $7,573 to $101,272 for the year ended June 30, 2020, as compared to $93,699 for the year ended June 30, 2019 primarily due to annual raises for employees. Insurance expense increased $4,116 to $130,980 for the year ended June 30, 2020, as compared to $126,864 for the year ended June 30, 2019 primarily due to more employees enrolled in the plan. Bad debt expense increased $3,134 to $2,594 for the year ended June 30, 2020, as compared to $(540) for the year ended June 30, 2019 primarily due to a write off of a receivable in the current year.

(13)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2020 Compared to Fiscal Year 2019 (Continued)

Loss from Operations

Loss from operations for the year ended June 30, 2020 was (5.6)% of sales, as compared to a loss from operations of (1.3)% of sales for the year ended June 30, 2019 for the reasons previously described.

Other Expense

Other expense reflects a net expense of $1,558 for the year ended June 30, 2020, as compared to net expense of $1,878 for the year ended June 30, 2019. This decrease of $320 in other expense was primarily due to a decrease in the interest expense.

Loss before Income Taxes

Loss before income taxes was $146,049 for the year ended June 30, 2020, as compared to a loss before income taxes of $35,062 for the year ended June 30, 2019. The reasons for the increase of $110,987 have been previously discussed.

Benefit for Income Taxes

The Company recorded no income tax benefit for the years ended June 30, 2020 and 2019. Additionally, the Company has placed a valuation allowance on the net operating loss carryforward of $361,181 for the current year after it was determined that the Company would not be likely to use the remaining balance in the near future.

Net Loss

Net loss for the year ended June 30, 2020 was $146,049, compared to a net loss for the year ended June 30, 2019 of $35,062. This increase of $110,987 is the result of those items previously discussed.

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	2020	2019
Net Cash Used in Operating Activities	$(39,778)	$(49,084)
Net Cash Used by Investing Activities	-	(1,310)
Net Cash Provided by Financing Activities	74,368	67,065

(14)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2020 Compared to Fiscal Year 2019 (Continued)

Operating Activities

The negative cash flow of $39,778 generated from operations is a result of a fluctuation in sales, decreases in inventory and the loss generated from operations. During the year ended June 30, 2020, sales, net of returns and allowances, increased $55,678, or 2.2% as compared to the year ended June 30, 2019. Total inventory as of June 30, 2020 of $313,486 decreased $96,849 or 23.6% from the June 30, 2019 total inventory of $410,335. Trade receivables as of June 30, 2020 of $144,239 increased $6,370 or 4.6% from the June 30, 2019 trade receivables of $137,869. The increase in the net loss caused by the increased operating expenses had the most impact on the negative cash flow from operations, however, this was offset by the decrease in inventory.

Investing Activities

The negative cash flow of $1,310 from investing is a result of equipment purchases made during the year ended June 30, 2019.

Financing Activities

The Company borrowed $227,000 and $425,000, respectively, on its line-of-credit during the fall of 2019 (fiscal 2020) and 2018 (fiscal 2019) busy seasons. Payments of $312,000 and $340,000, respectively, were paid for years ended June 30, 2020 and 2019. The Company entered into a $350,000 line-of-credit agreement expiring on January 4, 2021, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

Notes payable principal payments were $12,132 and $17,935 for years ended June 30, 2020 and 2019, respectively.

The Company received a loan in the amount of $171,500 to fund payroll, rent, utilities and interest on mortgages and existing debt through the federal Paycheck Protection Program (PPP). The PPP note has a 1.00% per annum interest rate and is subject to terms and conditions applicable to loans administered by the SBA under the CARES act, as amended by the PPP Flexibility Act. Monthly principal and interest payments, less the amount of any potential forgiveness (as discussed below) will commence on November 10, 2020. These amounts may be forgiven subject to compliance and approval based on the timing and use of these funds in accordance with the program.

Overall cash and cash equivalents increased $34,590 to $53,390 at June 30, 2020 from $18,800 at June 30, 2019.

At June 30, 2020, the Company’s accumulated deficit was $6,069,099, compared to an accumulated deficit of $5,923,050 as of June 30, 2019. Working capital as of June 30, 2020 decreased $68,803 to $289,619 from $358,422 as of June 30, 2019.

(15)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2020 Compared to Fiscal Year 2019 (Continued)

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

CONSOLIDATED FINANCIAL REPORT

TABLE OF CONTENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(17)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Chase General Corporation and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (“Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company adopted the guidance of ASU No. 2016-02, Leases, (“ASC 842”) as of July 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application.

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

Kansas City, Missouri

September 24, 2020

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND 2019

	2020	2019
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$53,390	$18,800
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,171 and $12,849, Respectively	144,239	137,869
Inventories:
Finished Goods	85,632	200,085
Goods in Process	6,261	12,999
Raw Materials	65,555	45,456
Packaging Materials	156,038	151,795
Prepaid Expenses	7,653	7,653
Total Current Assets	518,768	574,657

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,227,864	1,227,864
Less Accumulated Depreciation	1,071,370	1,016,764

Total Property and Equipment, Net	156,494	211,100

Other Long-Term Assets:
Right of Use Assets	318,537	-
Total Long-Term Assets	475,031	211,100

Total Assets	$993,799	$785,757

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2020 AND 2019

	2020	2019
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$47,905	$78,549
Current Maturities of Notes Payable	88,318	97,133
Current Maturities of Lease Liability	59,244	-
Accrued Expenses	22,207	28,851
Refund Liability Owed to Customers	10,176	10,403
Deferred Income	1,299	1,299
Total Current Liabilities	229,149	216,235

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	103,591	20,408
Lease Liability, Less Current Maturities	259,293	-
Deferred Income	4,869	6,168
Total Long-Term Liabilities	367,753	26,576

Total Liabilities	596,902	242,811

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,370,000 and $2,340,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,325,000 and $2,295,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,311,862 and $5,253,329, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $865,672 and $856,133, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(6,069,099)	(5,923,050)
Total Stockholders' Equity	396,897	542,946

Total Liabilities and Stockholders' Equity	$993,799	$785,757

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended june 30, 2020 AND 2019

	2020	2019
SALES	$2,576,311	$2,520,633

COST OF SALES	1,940,111	1,873,249
Gross Profit on Sales	636,200	647,384

OPERATING EXPENSES
Selling Expenses	299,944	284,410
General and Administrative Expenses	480,747	410,999
Gain on Sale of Equipment	-	(14,841)
Total Operating Expenses	780,691	680,568

Loss from Operations	(144,491)	(33,184)

OTHER INCOME (EXPENSE)
Miscellaneous Income	4,377	4,832
Interest Expense	(5,935)	(6,710)
Total Other Income (Expense)	(1,558)	(1,878)

Loss before Income Taxes	(146,049)	(35,062)

INCOME TAXES BENEFIT	-	-

NET LOSS	$(146,049)	$(35,062)

NET LOSS PER SHARE OF COMMON STOCK
- BASIC	$(0.28)	$(0.17)
- DILUTED	$(0.28)	$(0.17)

The accompanying notes are an integral part of the consolidated financial statements.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended june 30, 2020 AND 2019

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JUNE 30, 2018	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,887,988)	$578,008

Net Loss	-	-	-	-	-	-	(35,062)	(35,062)

BALANCE, JUNE 30, 2019	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,923,050)	542,946

Net Loss	-	-	-	-	-	-	(146,049)	(146,049)

BALANCE, JUNE 30, 2020	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(6,069,099)	$396,897

The accompanying notes are an integral part of the consolidated financial statements.

(22)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from Customers	$2,569,941	$2,518,095
Cost of Sales, Selling, General and Administrative Expenses Paid	(2,603,784)	(2,560,469)
Interest Paid	(5,935)	(6,710)
Net Cash Used by Operating Activities	(39,778)	(49,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	-	(1,310)
Net Cash Used by Investing Activities	-	(1,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	227,000	425,000
Proceeds from Notes Payable	171,500	-
Principal Payments on Line-of-Credit	(312,000)	(340,000)
Principal Payments on Notes Payable	(12,132)	(17,935)
Net Cash Provided by Financing Activities	74,368	67,065

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,590	16,671

Cash and Cash Equivalents, Beginning of Year	18,800	2,129

CASH AND CASH EQUIVALENTS, END OF YEAR	$53,390	$18,800

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(146,049)	$(35,062)
Adjustments to Reconcile Net Loss to Net Cash Provided by
Operating Activities:
Depreciation and Amortization	54,606	54,696
Allowance for Bad Debts	(540)	(540)
Deferred Income Amortization	(1,299)	(1,298)
(Gain)/Loss on Sale of Equipment	-	(14,841)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(5,830)	(1,998)
Inventories	96,849	35,307
Prepaid Expenses	-	4,572
Accounts Payable	(30,644)	(98,322)
Refund Liability Owed to Customers	(227)	10,403
Accrued Expenses	(6,644)	(2,001)

NET CASH USED BY OPERATING ACTIVITIES	$(39,778)	$(49,084)

The accompanying notes are an integral part of the consolidated financial statements.

(23)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

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

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2020 and 2019 was $142,220 and $147,635, respectively.

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

Inventories

Finished good, raw material and packaging material inventories are carried at the “lower of cost or net realizable value,” with cost being determined on the “first-in, first-out” basis of accounting. The cost of goods in process include an estimate for manufacturing overhead. Finished goods inventory are valued using the lower of cost or market value, determined by the retail inventory method. Under the retail inventory method, the valuation of finished goods inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories.

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

FOR THE YEAR ENDED JUNE 30, 2020

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

Notes Payable

The Small Business Administration Paycheck Protection Program Promissory Note further discussed in Note 3 is being accounted for under Accounting Standards Codification (ASC) 470, Debt. Under ASC 470, the initial recognition of the debt is a financial liability that accrues interest. Under ASC 470, derecognition of the liability will occur when the Company has been “legally released” or pays off the loan at which time forgiveness will be recorded as a gain on extinguishment.

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

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) 740, Income Taxes. As of June 30, 2020 and 2019, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2020 and 2019.

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

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common Share (Continued)

The following table details out the contingently issuable shares for the years ended June 30, 2020 and 2019. For 2020 and 2019, the contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

	2020	2019
Shares Issuable Upon Conversion of Series A
Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B
Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A
Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B
Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

Advertising Expense

Advertising is expensed when incurred. Advertising expense was $19,019 and $15,603 for the years ended June 30, 2020 and 2019, respectively.

Going Concern

The Company follows ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure for the years ended June 30, 2020 and 2019. Management determined that, when considered in the aggregate, the current conditions and events, including the COVID-19 pandemic impact, do not raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the consolidated financial statements are available for issuance.

Revenue Recognition

The majority of our revenue is derived by fulfilling customer orders for the purchase of our products, including 1) a candy bar marketed under the trade name Cherry Mash and 2) coconut, peanut, chocolate, and fudge confectioneries. The Company recognizes revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon shipment to the customer. Shipping and handling costs incurred to ship product to the customer are recorded within cost of sales. Amounts billed and due from our customers are classified as accounts receivables on the balance sheet and require payment on a short-term basis. Generally, individual orders from customers are accounted for as a single performance obligation.

(27)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized for the years ended June 30, 2020 and 2019 resulting from updated estimates of revenue for prior year product sales were not significant. The company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements

The majority of the Company’s products are confectionery and confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. The Company operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment. The various divisions of revenue are as follows:

For the year ended June 30,

	2020	2019
Sales - Chase Candy	$1,480,286	$1,408,187
Sales - Seasonal Candy	1,096,025	1,112,446
Sales	$2,576,311	$2,520,633

(28)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 1	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Pronouncements (Continued)

The Company adopted the guidance of ASU No. 2016-02, Leases, (ASC 842) as of July 1, 2019 using the modified retrospective transition approach with the cumulative effect recognized at the date of initial application. The comparative information in the prior year has not been adjusted and continues to be reported under ASC 840, Leases, which was the accounting standard in effect for that period. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all, and disclose key leasing information. The Company elected a package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification, and exclude from balance sheet reporting those leases with initial terms of 12 months or less. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Adoption of the new standard on July 1, 2019 resulted in the recording of operating lease ROU assets and lease liabilities in the amount of $376,105. The standard did not materially affect the Company’s consolidated net income or cash flows. See Note 8—Commitments, Contingencies, and Related Party Transactions for the required disclosures of the nature, amount, timing, and uncertainty of cash flows arising from leases.

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

NOTE 2	FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five-year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five-year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2020 and 2019, deferred revenue of $1,299 was amortized into income.

(29)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 3	NOTES PAYABLE

The Company’s long-term debt at June 30, 2020 and 2019 consists of:

Payee	Terms	2020	2019
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2021, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$-	$85,000

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	10,824	18,407

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.	9,585	14,134

Nodaway Valley Bank	Small Business Administration Paycheck Protection Program (PPP) Promissory Note, interest of 1%, beginning November 10, 2020 monthly payments of $9,652 including interest are due; final payment due April 10, 2022, under the terms of the PPP program, this loan has the potential to be partially or fully forgiven after certain conditions and requirements are satisfied.	171,500	-

	Total	191,909	117,541
	Less current portion	88,318	97,133
	Long-term portion	$103,591	$20,408

Future minimum payments for the years ended June 30 are:

Year Ended June 30,	Amount
2021	$88,318
2022	103,591
Total	$191,909

(30)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 4	CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2020 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of
Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2020 and 2019 totaled $8,461,094 and $8,333,022, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2020 and 2019:

	2020	2019
6% Convertible
Series A	$18.45	$18.15
Series B	$18.00	$17.70
5% Convertible
Series A	$70.75	$69.75
Series B	$70.75	$69.75

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

(31)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 5	INCOME TAXes

Management believes the income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the years ended June 30, 2019, 2018, and 2017 are subject to examination by the Internal Revenue Service taxing authority.

The sources of deferred income tax assets and liability at June 30, 2020 and 2019 are as follows:

	2020	2019
Deferred Income Tax Assets:
Net Operating Loss Carryover	$93,681	$66,741
Valuation Allowance on Net Operating Loss	(77,232)	(39,682)
Trade Receivables	3,416	3,333
Deferred Income	1,600	1,937
Contribution Carryover	1,748	1,297
Total Deferred Income Tax Assets	23,213	33,626

Deferred Income Tax Liability:
Property and Equipment	(23,213)	(33,626)
NET DEFERRED INCOME TAX ASSET	$-	$-

The net deferred income tax asset is presented in the accompanying June 30, 2020 and 2019 consolidated balance sheets as follows:

	2020	2019
Deferred Income Tax Asset	$-	$-

The benefit for income taxes for the years ended June 30, 2020 and 2019 consists of the following:

	2020	2019
Current Income Tax	$-	$-
Deferred Income Tax Credit	-	-
Total	$-	$-

(32)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 5	INCOME TAXes (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended June 30, 2020 and 2019 due to the following:

	2020	2019
Computed at Federal Statutory Rates	$(30,670)	$(7,363)
Increase (Decrease) in Income Taxes Resulting from:
Non-Deductible Expenses	9	138
Changes in Judgment on Realizability of Deferred
Tax Assets	30,661	7,225
Total	$-	$-

The Company has available at June 30, 2020, $361,181 of unused operating loss that may be carried forward and applied against future taxable income. Of the net operating loss carryforward, $15,902 expires on June 30, 2038, the remaining balance does not expire.

(33)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 6	LOSS PER SHARE

The loss per share for the years ended June 30, 2020 and 2019, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	2020	2019
Net Loss	$(146,049)	$(35,062)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Loss - Common Stockholders	$(274,121)	$(163,134)

	2020	2019
Weighted Average of Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	$2,003,168	$2,003,168

Basic Loss per Share	$(0.28)	$(0.17)

Diluted Loss per Share	$(0.28)	$(0.17)

Contingently issuable shares were not included in the 2020 and 2019 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

NOTE 7	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2020	2019
Cash Paid for:
Interest	$5,935	$6,710
Non-Cash Transactions:
Financing of New Vehicles	-	14,465

(34)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 8	COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company adopted ASC 842 on July 1, 2019 using the modified retrospective transition method; and therefore, the comparative information has not been adjusted for the year ended June 30, 2019.

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

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and nonlease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $78,000 for the year ended June 30, 2020, of which, $71,565 is included in cost of sales and $6,435 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of June 30, 2020 are as follows:

Year Ending June 30,	Amount
2021	$78,000
2022	78,000
2023	78,000
2024	78,000
2025	58,500
Total Lease Payments	$370,500
Less: Imputed Interest	51,963
Total Lease Payments	$318,537

As of June 30, 2020, the Company had raw materials purchase commitments with seven vendors totaling approximately $145,000.

(35)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 9	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2020, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

NOTE 10	CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2020 and 2019, two customers accounted for 53% of the sales. As of June 30, 2020 and 2019, two customers accounted for 36% and three customers accounted for 52%, respectively, of trade receivables. The effects of the COVID-19 pandemic are further discussed below in note 11. After considering the impact of the COVID-19 pandemic, the Company does not anticipate significant changes to the concentration of credit risk in the next 12 months.

NOTE 11	SUBSEQUENT EVENTS

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

To date, there has been minimal disruption to the supply chain network, including the supply of ingredients, packaging or other sourced materials, though it is possible that more disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. The Company has repackaged inventory to continue to fill orders as needed and repurposed employees to better meet the current needs. Cost measures have been put in place to limit any nonessential needs.

The Company believes they have sufficient liquidity to satisfy current cash needs, however, they continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that the business can continue to operate during these uncertain times.

The potential impact to the Company’s consolidated financial statements could occur as early as the first quarter of fiscal year ending June 30, 2021 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets. Through the date of this report, the Company estimates a net loss for the fiscal year June 30, 2021 of approximately $150,000.

(36)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

NOTE 12	SUBSEQUENT EVENTS (CONTINUED)

The Company monitors significant events occurring after June 30, 2020 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment using those criteria, management concluded that, as of June 30, 2020, the Company’s internal control over financial reporting was effective.

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

(37)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 9A	CONTROLS AND PROCEDURES (CONTINUED)

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect the Company’s internal controls over financial reporting subsequent to the date of the evaluation.

Item 9B	OTHER INFORMATION

None

(38)

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	75	1980 to Present	One Year
Brian A. Yantis	72	July 16, 1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	75	41	Until Successor Elected
Brian A. Yantis	72	28	Until Successor Elected

(b)   Certain Significant Employees

There are no significant employees other than above.

(c)    Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for 41 years, 13 years as Vice-President and 28 years as President. He has been on the board of directors for 41 years and has been associated with the candy business for 45 years.

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

FOR THE YEAR ENDED JUNE 30, 2020

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

(b)   Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and				Other	Restricted
Principal	Fiscal			Annual	Stock	Option	LTIP	All Other
Position	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis	1) 06-30-20	116,507	-	2,340	-	-	-	-
Barry M. Yantis	1) 06-30-19	127,300	-	2,900	-	-	-	-
Barry M. Yantis	1) 06-30-18	134,300	-	3,300	-	-	-	-

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

FOR THE YEAR ENDED JUNE 30, 2020

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

(41)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS

		Amounts
		and
		Nature of
		Beneficial		% of
Title of Class	Name and Address	Ownership		Class
(a) Security Ownership of Certain
Beneficial Owners
Common; Par Value $1 per Share	Barry Yantis, CEO & Director 5605 Osage Drive St. Joseph, MO 64503	194,385	(1)	16.90	%(2)

	Brian Yantis, Officer & Director 1210 E. Clarendon Arlington Heights, IL 60004	97,192	(1)	8.40	%(2)

(b) Security Ownership of Management
Common; Par Value $1 per Share	Two Directors and CEO as a Group	110,856		11.40%

Prior Cumulative Preferred, $5 Par Value: Series A, 6% Convertible	Two Directors and CEO as a Group	21,533		21.50%

Prior Cumulative Preferred, $5 Par Value: Series B, 6% Convertible	Two Directors and CEO as a Group	21,533		21.50%

Cumulative Preferred, $20 Par Value: Series A, $5 Convertible	Two Directors and CEO as a Group	3,017		5.20%

Cumulative Preferred, $20 Par Value: Series B, $5 Convertible	Two Directors and CEO as a Group	630		6.60%

    (1)  Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

    (2)  Reflects the percentage assuming the preferred shares above were converted into common stock.

(c) No Known Change of Control is Anticipated

(42)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

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

(b)   Certain business relationships

Not applicable

(c)   Indebtedness of management

Not applicable

(d)   Transactions with promoters

Not applicable

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2020 and 2019:

	2020	2019
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$83,656	$68,327
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

(43)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

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

(44)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

Item 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES (CONTINUED)

101	The following financial statements for the year ended June 30, 2020, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended June 30, 2020 and 2019, (iii) Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(45)

CHASE GENERAL CORPORATION and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION
(Registrant)

Date: September 24, 2020	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 24, 2020
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brian A. Yantis		September 24, 2020
Brian A. Yantis	Secretary and Director

(46)