Form 10-Q
period 2020-09-30
CHASE GENERAL CORP
filed 2020-11-13
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

PART I	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	MINE SAFETY DISCLOSURES	19

ITEM 5.	OTHER INFORMATION	19

SIGNATURES	20

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$-	$53,390
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,749 and $13,171, Respectively	649,530	144,239
Inventories:
Finished Goods	160,561	85,632
Goods in Process	11,335	6,261
Raw Materials	96,976	65,555
Packaging Materials	162,510	156,038
Prepaid Expenses	35,385	7,653
Total Current Assets	1,116,297	518,768

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,227,864	1,227,864
Less: Accumulated Depreciation	1,081,619	1,071,370
Total Property and Equipment, Net	146,245	156,494

Other Long-Term Assets:
Right of Use Assets	304,080	318,537
Total Long-Term Assets	450,325	475,031

Total Assets	$1,566,622	$993,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	June 30,
	2020	2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Outstanding Checks in Excess of Bank Balance	$43,921	$-
Accounts Payable	233,831	47,905
Current Maturities of Notes Payable	298,515	88,318
Current Maturities of Lease Liability	60,201	59,244
Accrued Expenses	54,387	22,207
Refund Liability Owed to Customers	23,042	10,176
Deferred Income	1,299	1,299
Total Current Liabilities	715,196	229,149

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	100,243	103,591
Lease Liabilities, Less Current Maturities	243,879	259,293
Deferred Income	4,544	4,869
Total Long-Term Liabilities	348,666	367,753

Total Liabilities	1,063,862	596,902

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,377,500 and $2,370,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,332,500 and $2,325,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,326,496 and $5,311,862, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $868,057 and $865,672, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,963,236)	(6,069,099)
Total Stockholders' Equity	502,760	396,897

Total Liabilities and Stockholders' Equity	$1,566,622	$993,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30
	2020	2019
SALES	$865,247	$714,081

COST OF SALES	502,836	488,630
Gross Profit on Sales	362,411	225,451

OPERATING EXPENSES
Selling	79,708	77,955
General and Administrative	180,042	144,389
Total Operating Expenses	259,750	222,344

Income from Operations	102,661	3,107

OTHER INCOME (EXPENSE)
Miscellaneous Income	4,400	2,873
Interest Expense	(1,198)	(1,682)
Total Other Income (Expense)	3,202	1,191

Income before Income Taxes	105,863	4,298

INCOME TAX BENEFIT	-	-

NET INCOME	$105,863	$4,298

EARNINGS (LOSS) PER SHARE
Basic	$0.08	$(0.03)

Diluted	$0.08	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$105,863	$4,298
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	10,249	13,651
Allowance for Bad Debts	300	300
Deferred Income Amortization	(325)	(325)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(505,591)	(309,962)
Inventories	(117,896)	(85,398)
Prepaid Expenses	(27,732)	(30,249)
Accounts Payable	185,926	187,441
Refund Liability Owed to Customers	12,866	16,088
Accrued Expenses	32,180	10,506
Net Cash Used by Operating Activities	(304,160)	(193,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Outstanding Checks in Excess of Bank Balance	43,921	-
Proceeds from Line-of-Credit	210,000	202,000
Principal Payments on Notes Payable	(3,151)	(2,965)
Net Cash Provided by Financing Activities	250,770	199,035

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,390)	5,385

Cash and Cash Equivalents - Beginning of Period	53,390	18,800

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$24,185

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1	SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2020 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2020 and for the three months ended September 30, 2019 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2020. The results of operations for the three months ended September 30, 2020 and cash flows for the three months ended September 30, 2020 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in the first quarter of the year ending June 30, 2021 resulting from updated estimates of revenue for prior year product sales were not significant. The company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements.

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

For the three months ended September 30,

	2020	2019
Sales - Chase Candy	$380,205	$355,825
Sales - Seasonal Candy	485,042	358,256
Sales	$865,247	$714,081

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

	Three Months Ended
	September 30
	2020	2019
Net Income	$105,863	$4,298

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Income (Loss) - Common Stockholders	$73,845	$(27,720)

Weighted Average Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$0.08	$(0.03)

Diluted Earnings (Loss) per Share	$0.08	$(0.03)

The contingently issuable shares, for the three months ended September 30, 2020 and 2019, were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

(7)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

note 2	Earnings (LOSS) PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at September 30, 2020 and 2019 totaled $8,493,112 and $8,365,040, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30
	2020	2019
6% Convertible:
Series A	$19	$18
Series B	18	18
5% Convertible:
Series A	$71	$70
Series B	71	70

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

(8)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE and line of credit

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2020	2020
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2021, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$210,000	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle.	8,858	10,824

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.	8,400	9,585

Nodaway Valley Bank	Small Business Administration Paycheck Protection Program (PPP) Promissory Note, interest of 1%, beginning November 10, 2020 monthly payments of $9,652 including interest are due; final payment due April 10, 2022, under the terms of the PPP program, this loan has the potential to be partially or fully forgiven after certain conditions and requirements are satisfied.	171,500	171,500

	Total	398,758	191,909
	Less Current Portion	298,515	88,318
	Long-Term Portion	$100,243	$103,591

Future minimum payments for the twelve months ending September 30 are:

September 30,	Amount
2021	$298,515
2022	100,243
Total	$398,758

(9)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded no income tax provision for the three months ended September 30, 2020 due to the net operating loss carryforward as of June 30, 2020 that is available to offset taxable income in the current period. A valuation allowance has been placed on the remaining net operating loss carryforward. The Company recognized no liability for unrecognized tax benefits at September 30, 2020. The Company has no material tax positions at September 30, 2020, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at September 30, 2020. The Company’s federal income tax returns for the fiscal years ended 2018, 2019, and 2020 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30
	2020	2019
Cash Paid for:
Interest	$1,198	$1,682

NOTE 6	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of September 30, 2020, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

(10)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7	COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

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

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $19,500 for the three months ended September 30, 2020, of which, $17,891 is included in cost of sales and $1,609 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of September 30, 2020 are as follows:

Twelve Months Ending September 30,	Amount
2021	$78,000
2022	78,000
2023	78,000
2024	78,000
2025	39,000
Total Lease Payments	351,000
Less: Imputed Interest	46,920
Total Lease Liabilities	$304,080

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

The potential impact to the Company’s consolidated financial statements could occur as early as the second quarter of fiscal year ending June 30, 2021 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets.

No other events have occurred subsequent to September 30, 2020, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2020.

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended
	September 30,
	2020	2019
Sales	100%	100%
Cost of Sales	58	68
Gross Profit on Sales	42	32
Operating Expenses	30	31
Income from Operations	12	1
Other Income (Expense), Net	-	-
Net Income before Income Taxes	12	1
Income Tax Expense (Benefit)	-	-
Net Income	12%	1%

(13)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SALES

Sales increased $151,166 or 21% for the three months ended September 30, 2020 to $865,247 compared to $714,081 for the three months ended September 30, 2019. Sales for Chase Candy increased $24,380 to $380,205 for the three months ended September 30, 2020, compared to $355,825 for the three months ended September 30, 2019. Sales for Seasonal Candy increased $126,786 to $485,042 for the three months ended September 30, 2020, compared to $358,256 for the three months ended September 30, 2019.

The 7% increase in sales of Chase Candy of $24,380 for the three months ended September 30, 2020 over the same period ended September 30, 2019, is primarily due to the net effect of the following: 1) increased sales of the L212/L278 Mini Mash division by approximately $7,700 versus the same period a year ago, primarily due to increased orders from existing customers, 2) various other fluctuations netting to a increase of approximately $4,800, 3) increased website sales by approximately $3,400 primarily due to existing customers increasing orders; 4) increased sales of the L276 Cherry Mash Distributor Pack by approximately $41,800 versus the same period a year ago, primarily due to existing customers increasing orders, offset by 5) decreased sales of the L100/L200/SK2100 Merchandisers division by approximately $33,600 versus the same period a year ago, primarily due to customers decreasing orders.

The 35% increase in sales of Seasonal Candy of $126,786 for the three months ended September 30, 2020 over the same period ended September 30, 2019, is primarily due to the effect of the following: 1) increased sales in the bulk seasonal division by approximately $38,100 versus the same period a year ago, primarily due to increased sales to existing customers along with a price increase of 5% effective this quarter ended, 2) increased sales in the clamshell division by approximately $57,400 versus the same period a year ago, primarily due to increased sales to existing customers along with a price increase of 6.6% effective this quarter ended, 3) increased sales in the generic segment of approximately $31,200 primarily due to increased sales to existing customers.

COST OF SALES

The cost of sales increased $14,206 to $502,836 or 58% of related revenues for the three months ended September 30, 2020, compared to $488,630 or 68% of related revenues for the three months ended September 30, 2019.

The 3% increase in cost of sales of $14,206 is primarily due to the impact of 1) a 21% increase in sales of $151,166, a portion of which is related to price increases noted above that did not have a direct impact on cost of sales, 2) a 56% increase in the price of peanuts during the period, 3) an 8% increase in the price of sugar during the period.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2020 increased $1,753 to $79,708, which is 9% of sales, compared to $77,955, or 11% of sales for the three months ended September 30, 2019.

The increase of $1,753 in selling expenses for the three months ended September 30, 2020 is primarily due to higher commissions with decreases in depreciation expense and customer shows. Commissions increased $7,428 to approximately $40,800 for this period from approximately $33,400 for the three months ended September 30, 2020, primarily due to an increase in sales. Depreciation expense decreased approximately $3,100 for this period. Customer show expense decreased $2,500 for this period from $2,600 for the three months ended September 30, 2020, primarily due to effects of COVID 19 and not going on site for customer shows.

(14)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2020 increased $35,653 to $180,042 and 21% of sales, compared to $144,389 or 20% of sales for the three months ended September 30, 2019.

The increase of $35,653 in general and administrative expenses for the three months ended September 30, 2020 is primarily due to higher professional fees and insurance expense offset by minimal decreases in office related expenses. Professional fees increased approximately $31,400 to $100,384 for this period from $69,019 for the three months ended September 30, 2019 primarily due increased audit and consulting fees. Insurance expense increased approximately $5,900 to $35,136 for the period from $29,195 for the three months ended September 30, 2019 due to the increase in insurance premiums. A decrease in office related expenses of approximately $2,900 for this period offset the increases discussed above.

OTHER INCOME (EXPENSE)

Other income (expense) increased by $2,011 for the three months ended September 30, 2020 to $3,202, compared to $1,191 for the three months ended September 30, 2019. A portion of the change can be attributed to a decrease in interest expense for the period.

PROVISION (BENEFIT) FOR INCOME TAXES

The Company recorded no income tax provision for the three months ended September 30, 2020 due to the net operating loss carryforward as of June 30, 2020 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the remaining net operating loss carryforward.

NET INCOME

The Company reported a net income for the three months ended September 30, 2020 of $105,863, compared to a net income of $4,298 for the three months ended September 30, 2019. This increase of $101,565 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2020 and September 30, 2019, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended September 30, 2020 was $73,845 which is an increase of $101,565 as compared to the net loss applicable to common stockholders for the three months ended September 30, 2019 of ($27,720).

(15)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Three Months Ended
	September 30,
	2020	2019
Net Cash Used by Operating Activities	$(304,160)	$(193,650)
Net Cash Provided by Financing Activities	$250,770	$199,035

Management has made no material commitments for capital expenditures during the remainder of fiscal 2021. The $304,160 of cash used in operating activities for the three months ended September 30, 2020 is fully detailed in the condensed consolidated statement of cash flows on page four. The $250,770 of cash provided by financing activities for the three months ended September 30, 2020 are primarily due to the receipt of $210,000 drawn from a line-of-credit, an increase in outstanding checks in excess of bank balance of $43,921, net of $3,151 of principal payments on equipment and vehicle loans. The proceeds from the line-of-credit during the period ended September 30, 2020 were used to finance the buildup of inventories which is reflected in the cash used in operating activities. At September 30, 2020, the Company had $140,000 remaining on the line-of-credit, which could be utilized to help fund any working capital requirements.

The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its fiscal year ending June 30, 2021 operations and financial results, including the production and sales of goods. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

Management believes that the projected cash flow from operations, including the impact of the COVID-19 pandemic, combined with its availability on the line-of-credit, will be sufficient to meet its funding requirements for the foreseeable future.

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

(17)

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

(18)

Chase General Corporation and Subsidiary

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at September 30, 2020 is $8,493,112

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended September 30, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2020 and 2019, (iii) Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2020 and 2019, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(19)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 13, 2020	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(20)