Form 10-Q
period 2020-12-31
CHASE GENERAL CORP
filed 2021-02-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

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

As of February 12, 2021, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$285,839	$53,390
Trade Receivables, Net of Allowance for Doubtful Accounts of $13,771 and $13,171, Respectively	312,676	144,239
Inventories:
Finished Goods	46,788	85,632
Goods in Process	7,989	6,261
Raw Materials	69,395	65,555
Packaging Materials	117,428	156,038
Prepaid Expenses	47,449	7,653
Total Current Assets	887,564	518,768

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,227,864	1,227,864
Less: Accumulated Depreciation	1,091,676	1,071,370
Total Property and Equipment, Net	136,188	156,494

Other Long-Term Assets:
Right of Use Assets	289,390	318,537
Total Long-Term Assets	425,578	475,031

Total Assets	$1,313,142	$993,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	June 30,
	2020	2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$70,122	$47,905
Current Maturities of Notes Payable	11,877	88,318
Current Maturities of Lease Liability	61,174	59,244
Accrued Expenses	10,099	22,207
Refund Liability Owed to Customers	22,556	10,176
Deferred Income	1,299	1,299
Total Current Liabilities	177,127	229,149

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	2,183	103,591
Lease Liabilities, Less Current Maturities	228,216	259,293
Deferred Income	4,220	4,869
Total Long-Term Liabilities	234,619	367,753

Total Liabilities	411,746	596,902

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,385,000 and $2,370,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,340,000 and $2,325,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,341,129 and $5,311,862, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $870,441 and $865,672, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,564,600)	(6,069,099)
Total Stockholders' Equity	901,396	396,897

Total Liabilities and Stockholders' Equity	$1,313,142	$993,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31
	2020	2019
SALES	$1,147,882	$1,231,459

COST OF SALES	678,776	806,670
Gross Profit on Sales	469,106	424,789

OPERATING EXPENSES
Selling	107,192	100,223
General and Administrative	133,961	111,835
Total Operating Expenses	241,153	212,058

Income from Operations	227,953	212,731

OTHER INCOME (EXPENSE)
Miscellaneous Income	401	433
Gain on Extinguishment of Debt (Note 3)	171,500	-
Interest Expense	(1,218)	(3,515)
Total Other Income (Expense)	170,683	(3,082)

Income before Income Taxes	398,636	209,649

INCOME TAX PROVISION	-	-

NET INCOME	$398,636	$209,649

EARNINGS PER SHARE
Basic	$0.38	$0.18

Diluted	$0.18	$0.09

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	December 31
	2020	2019
SALES	$2,013,129	$1,945,540

COST OF SALES	1,181,612	1,295,300
Gross Profit on Sales	831,517	650,240

OPERATING EXPENSES
Selling	186,900	178,178
General and Administrative	314,003	256,224
Total Operating Expenses	500,903	434,402

Income from Operations	330,614	215,838

OTHER INCOME (EXPENSE)
Miscellaneous Income	4,801	3,306
Gain on Extinguishment of Debt (Note 3)	171,500	-
Interest Expense	(2,416)	(5,197)
Total Other Income (Expense)	173,885	(1,891)

Income before Income Taxes	504,499	213,947

INCOME TAX PROVISION	-	-

NET INCOME	$504,499	$213,947

EARNINGS PER SHARE
Basic	$0.45	$0.15

Diluted	$0.22	$0.07

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$504,499	$213,947
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	20,306	27,303
Allowance for Bad Debts	600	600
Deferred Income Amortization	(649)	(650)
Gain on Extinguishment of Debt (Note 3)	(171,500)	-
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(169,037)	(26,857)
Inventories	71,886	201,256
Prepaid Expenses	(39,796)	(36,566)
Accounts Payable	22,217	(12,416)
Accrued Expenses	(12,108)	(17,436)
Refund Liability Owed to Customers	12,380	10,201
Net Cash Provided by Operating Activities	238,798	359,382

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	210,000	227,000
Principal Payments on Line-of-Credit	(210,000)	(312,000)
Principal Payments on Notes Payable	(6,349)	(5,975)
Net Cash Used by Financing Activities	(6,349)	(90,975)

NET INCREASE IN CASH AND CASH EQUIVALENTS	232,449	268,407

Cash and Cash Equivalents - Beginning of Period	53,390	18,800

CASH AND CASH EQUIVALENTS - END OF PERIOD	$285,839	$287,207

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

Chase General Corporation and Subsidiary

pART i. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1         SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2020 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2020 and for the three and six months ended December 31, 2019 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2020. The results of operations for the three and six months ended December 31, 2020 and cash flows for the six months ended December 31, 2020 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1         SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in the second quarter of the year ending June 30, 2021 resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements.

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

For the three months ended December 31,

	2020	2019
Sales - Chase Candy	$551,386	$499,762
Sales - Seasonal Candy	596,496	731,697
Sales	$1,147,882	$1,231,459

(7)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1         SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

For the six months ended December 31,

	2020	2019
Sales - Chase Candy	$931,591	$857,945
Sales - Seasonal Candy	1,081,538	1,087,595
Sales	$2,013,129	$1,945,540

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

NOTE 2         EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31		December 31
	2020	2019	2020	2019
Net Income	$398,636	$209,649	$504,499	$213,947

Preferred Dividend Requirements:
6% Prior Cumulative Preferred,$5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income- Common Stockholders	$366,618	$177,631	$440,463	$149,911

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings per Share	$0.38	$0.18	$0.45	$0.15

Diluted Earnings per Share	$0.18	$0.09	$0.22	$0.07

(8)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

note 2         Earnings PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at December 31, 2020 and 2019 totaled $8,525,130 and $8,397,058, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	31-Dec
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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3         NOTES PAYABLE and line of credit

The Company’s long-term debt consists of:

		December 31,	June 30,
Payee	Terms	2020	2020
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2022, with a variable
	interest rate at prime but not less than 5%. The line-of-credit is collateralized
	by substantially all assets of the Company.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021,
	secured by a vehicle.	6,863	10,824

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022,
	secured by a vehicle.	7,197	9,585

Nodaway Valley Bank	Small Business Administration Paycheck Protection Program (PPP) Promissory
	Note, interest of 1%, beginning November 10, 2020 monthly payments of $9,652
	including interest are due; final payment due April 10, 2022, under the terms
	of the PPP program, this loan was fully forgiven during December 2020.
	A gain on extinguishment of debt has been recognized as other income.	-	171,500

	Total	14,060	191,909
	Less Current Portion	11,877	88,318
	Long-Term Portion	$2,183	$103,591

Future minimum payments for the twelve months ending December 31 are:

December 31	Amount
2021	$11,877
2022	2,183
Total	$14,060

(10)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4         INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded no income tax provision for the three and six month periods ended December 31, 2020 due to net operating loss carryforward as of June 30, 2020 that is available to offset taxable income in the current period. The Company recognized no liability for unrecognized tax benefits at December 31, 2020. The Company has no material tax positions at December 31, 2020, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at December 31, 2020. The Company’s federal income tax returns for the fiscal years ended 2018, 2019, and 2020 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31
	2020	2019
Cash Paid for:
Interest	$2,416	$5,197

NOTE 6         DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of December 31, 2020, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $39,000 for the six months ended December 31, 2020, of which, $35,782 is included in cost of sales and $3,218 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of December 31, 2020 are as follows:

Twelve Months Ending December 31,	Amount
2021	$78,000
2022	78,000
2023	78,000
2024	78,000
2025	19,500
Total Lease Payments	331,500
Less: Imputed Interest	42,110
Total Lease Liabilities	$289,390

(12)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8         Subsequent events,

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

The potential impact to the Company’s consolidated financial statements could occur as early as the third quarter of fiscal year ending June 30, 2021 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets.

No other events have occurred subsequent to December 31, 2020, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2020.

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019, and Six Months Ended December 31, 2020 Compared to Six Months Ended December 31, 2019

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Sales	100%	100%	100%	100%
Cost of Sales	59	66	59	67
Gross Profit on Sales	41	34	41	33
Operating Expenses	21	17	25	22
Income from Operations	20	17	16	11
Other Income, Net	15	-	9	-
Net Income before Income Taxes	35	17	25	11
Income Tax Expense (Benefit)	-	-	-	-
Net Income	35%	17%	25%	11%

(14)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SALES

Sales decreased $83,577 or 7% for the three months ended December 31, 2020 to $1,147,882 compared to $1,231,459 for the three months ended December 31, 2019. Sales for Chase Candy increased $51,624 to $551,386 for the three months ended December 31, 2020, compared to $499,762 for the three months ended December 31, 2019. Sales for Seasonal Candy decreased $135,201 to $596,496 for the three months ended December 31, 2020, compared to $731,697 for the three months ended December 31, 2019.

The 10% increase in sales of Chase Candy of $51,624 for the three months ended December 31, 2020 over the same period ended December 31, 2019, is primarily due to the net effect of the following: 1) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $35,600 versus the same period a year ago primarily due to increased orders from existing customers; 2)  increased net sales of the L100/L200/SK2100 Cherry Mash Merchandisers segment by approximately $19,000; 3) increased website sales by approximately $16,500; offset by 4) decreased sales of approximately $19,500 for the Bulk Mini Mash L279/L299 segments to existing customers.

The 18% decrease in sales of Seasonal Candy of $135,201 for the three months ended December 31, 2020 over the same period ended December 31, 2019, is primarily due to the effect of the following: 1) decreased sales in the bulk seasonal division by approximately $60,000 versus the same period a year ago, primarily due to decreased sales to existing customers and 2) decreased sales to existing customers in the clamshell division by approximately $75,000 versus the same period a year ago.

Sales increased $67,589 or 3% for the six months ended December 31, 2020 to $2,013,129 compared to $1,945,540 for the six months ended December 31, 2019. Sales for Chase Candy increased $73,646 to $931,591 for the six months ended December 31, 2020, compared to $857,945 for the six months ended December 31, 2019. Sales for Seasonal Candy decreased $6,057 to $1,081,538 for the six months ended December 31, 2020, compared to $1,087,595 for the six months ended December 31, 2019.

The 9% increase in sales of Chase Candy of $73,646 for the six months ended December 31, 2020 over the same period ended December 31, 2019, is primarily due to the net effect of the following: 1) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $77,500 versus the same period a year ago primarily due to increased orders from existing customers; 2) increased website sales of approximately $17,000; 3) increased net sales of the L278/L212 Mini Mash segment by approximately $7,000 versus the same period a year ago primarily due to increased orders from existing customers; offset by 3) decreased sales of approximately $14,000 for the Bulk Mini Mash L279/L299 segments to existing customers; and 4) decreased sales of the approximately $14,000 for the L100/L200/SK2100 Cherry Mash Merchandisers Segment to existing customers.

The 1% decrease in sales of Seasonal Candy of $6,057 for the six months ended December 31, 2020 over the same period ended December 31, 2019, is primarily due to the effect of the following: 1) increased sales in the bulk seasonal division by approximately $31,000 versus the same period a year ago, primarily due to increased sales to existing customers along with a price increase of 5% effective first quarter ended September 30, 2020; offset by 2) decreased sales in the clamshell division by approximately $18,000 versus the same period a year ago, primarily due to decreased sales to existing customers; and 3) decreased sales in the generic segment of approximately $19,000 primarily due to decreased sales to existing customers.

(15)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COST OF SALES

The cost of sales decreased $127,894 to $678,776 or 59% of related revenues for the three months ended December 31, 2020, compared to $806,670 or 66% of related revenues for the three months ended December 31, 2019.

The 16% decrease in cost of sales of $127,894 is primarily due to the impact of 1) a 7% decrease in sales of $83,577, 2) a 37% decrease in freight out of $18,805 during the period, 3) a decrease in consumption of raw materials combined with lower sales during the period.

The cost of sales decreased $113,688 to $1,181,612 or 59% of related revenues for the six months ended December 31, 2020, compared to $1,295,300 or 67% of related revenues for the six months ended December 31, 2019.

The 9% decrease in cost of sales of $113,688 is primarily due to the impact of 1) a 3% increase in sales of $67,589, a portion of which is related to price increases noted above that did not have a direct impact on cost of sales, 2) a 29% decrease in freight out of $25,921 during the period, 3) a decrease in consumption of raw materials combined with lower sales during the period.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2020 increased $6,969 to $107,192, which is 9% of sales, compared to $100,223, or 8% of sales for the three months ended December 31, 2019.

The increase of $6,969 in selling expenses for the three months ended December 31, 2020 is primarily due to higher shipping costs with decreases in depreciation expense. Shipping costs increased $9,761 to approximately $25,500 for this period from approximately $15,600 for the three months ended December 31, 2019, primarily due to an increase in orders placed. Depreciation expense decreased approximately $3,100 for this period.

Selling expenses for the six months ended December 31, 2020 increased $8,722 to $186,900, which is 9% of sales, compared to $178,178, or 9% of sales for the six months ended December 31, 2019.

The increase of $8,722 in selling expenses for the six months ended December 31, 2020 is primarily due to higher commissions and shipping costs with decreases in depreciation expense and customer shows. Commissions increased $6,899 to approximately $83,800 for this period from approximately $76,900 for the six months ended December 31, 2019, and shipping costs increased $10,675 to approximately $28,000 for this period from approximately $17,000 for the six months ended December 31, 2019, all of which was primarily due to an increase in sales. Depreciation expense decreased approximately $6,200 for this period. Customer show expense decreased $3,081 for this period from $3,381 for the six months ended December 31, 2019, primarily due to effects of COVID 19 and not going on site for customer shows.

(16)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2020 increased $22,126 to $133,961 and 12% of sales, compared to $111,835 or 9% of sales for the three months ended December 31, 2019.

The increase of $22,126 in general and administrative expenses for the three months ended December 31, 2020 is primarily due to higher professional fees and insurance expense plus minimal increases in office related expenses. Professional fees increased approximately $17,300 to $47,109 for this period from $29,723 for the three months ended December 31, 2019 primarily due to increased audit and consulting fees. Insurance expense increased approximately $3,450 to $34,950 for the period from $31,500 for the three months ended December 31, 2019 due to the increase in insurance premiums. An increase in office related expenses of approximately $1,500 for this period also contributed to the increased noted above.

General and administrative expenses for the six months ended December 31, 2020 increased $57,779 to $314,003 and 16% of sales, compared to $256,244 or 13% of sales for the six months ended December 31, 2019.

The increase of $57,779 in general and administrative expenses for the six months ended December 31, 2020 is primarily due to higher professional fees and insurance expense offset by minimal decreases in office related expenses. Professional fees increased approximately $48,750 to $147,493 for this period from $98,742 for the six months ended December 31, 2019 primarily due to increased audit and consulting fees. Insurance expense increased approximately $9,400 to $70,086 for the period from $60,695 for the six months ended December 31, 2019 due to the increase in insurance premiums. A decrease in office related expenses of approximately $400 for this period offset the increases discussed above.

OTHER INCOME (EXPENSE)

Other income (expense) increased by $173,765 for the three months ended December 31, 2020 to $170,683, compared to $(3,082) for the three months ended December 31, 2019.

Other income (expense) increased by $175,776 for the six months ended December 31, 2020 to $173,885, compared to $(1,891) for the six months ended December 31, 2019.

The majority of this change can be attributed to the gain on extinguishment of debt of $171,500 related to the forgiveness of debt from the PPP loan program. Another portion of the change can be attributed to a decrease in interest expense for the period.

PROVISION FOR INCOME TAXES

The Company recorded no income tax provision for the three and six months ended December 31, 2020 due to the net operating loss carryforward as of June 30, 2020 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the remaining net operating loss carryforward.

(17)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NET INCOME

The Company reported a net income for the three months ended December 31, 2020 of $398,636, compared to a net income of $209,469 for the three months ended December 31, 2019. This increase of $188,987 is explained above. The Company reported a net income for the six months ended December 31, 2020 of $504,499, compared to a net income of $213,947 for the six months ended December 31, 2019. This increase of $290,552 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2020 and December 31, 2019, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2020 and December 31, 2019, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2020 was $366,618 which is an increase of $188,987 as compared to the net income applicable to common stockholders for the three months ended December 31, 2019 of $177,631.

Net income applicable to common stockholders for the six months ended December 31, 2020 was $440,463 which is an increase of $290,552 as compared to the net income applicable to common stockholders for the six months ended December 31, 2019 of $149,911.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Six Months Ended
	December 31,
	2020	2019
Net Cash Provided by Operating Activities	$238,798	$359,382
Net Cash Used by Financing Activities	$(6,349)	$(90,975)

Management has made no material commitments for capital expenditures during the remainder of fiscal 2021. The $238,798 of cash used in operating activities for the six months ended December 31, 2020 is fully detailed in the condensed consolidated statement of cash flows on page five. The $6,349 of cash used by financing activities for the six months ended December 31, 2020 are primarily due to principal payments on equipment and vehicle loans.

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

(20)

Chase General Corporation and Subsidiary

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at December 31, 2020 is $8,525,130

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following financial statements for the quarter ended December 31, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2020 and 2019, (iii) Condensed Consolidated Statement of Operations for the Six Months Ended December 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2020 and 2019, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(21)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 12, 2021	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(22)