Form 10-Q
period 2021-03-31
CHASE GENERAL CORP
filed 2021-05-17
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

FOR THE NINE MONTHS ENDED March 31, 2021

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$305,342	$53,390
Trade Receivables, Net of Allowance for Doubtful Accounts of $14,071 and $13,171, Respectively	114,676	144,239
Inventories:
Finished Goods	95,413	85,632
Goods in Process	13,054	6,261
Raw Materials	71,773	65,555
Packaging Materials	165,992	156,038
Prepaid Expenses	25,500	7,653
Total Current Assets	791,750	518,768

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	851,791	851,791
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,227,864	1,227,864
Less: Accumulated Depreciation	1,101,432	1,071,370
Total Property and Equipment, Net	126,432	156,494

Other Long-Term Assets:
Right of Use Assets	274,462	318,537
Total Long-Term Assets	400,894	475,031

Total Assets	$1,192,644	$993,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	June 30,
	2021	2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$58,975	$47,905
Current Maturities of Notes Payable	5,096	88,318
Current Maturities of Lease Liability	62,163	59,244
Accrued Expenses	30,592	22,207
Refund Liability Owed to Customers	6,138	10,176
Deferred Income	1,299	1,299
Total Current Liabilities	164,263	229,149

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	877	103,591
Lease Liabilities, Less Current Maturities	212,299	259,293
Deferred Income	3,895	4,869
Total Long-Term Liabilities	217,071	367,753

Total Liabilities	381,334	596,902

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,392,500 and $2,370,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,347,500 and $2,325,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,355,762 and $5,311,862, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $872,826 and $865,672, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,654,686)	(6,069,099)
Total Stockholders' Equity	811,310	396,897

Total Liabilities and Stockholders' Equity	$1,192,644	$993,799

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED

	Three Months Ended
	March 31st
	2021	2020
SALES	$423,007	$316,113

COST OF SALES	334,072	320,745
Gross Profit (Loss) on Sales	88,935	(4,632)

OPERATING EXPENSES
Selling	64,908	62,645
General and Administrative	117,446	107,163
Total Operating Expenses	182,354	169,808

Loss from Operations	(93,419)	(174,440)

OTHER INCOME (EXPENSE)
Miscellaneous Income	3,515	568
Interest Expense	(182)	(392)
Total Other Income	3,333	176

Loss before Income Taxes	(90,086)	(174,264)

INCOME TAX PROVISION	-	-

NET LOSS	$(90,086)	$(174,264)

LOSS PER SHARE
Basic	$(0.13)	$(0.21)

Diluted	$(0.06)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31st
	2021	2020
SALES	$2,436,136	$2,261,653

COST OF SALES	1,515,684	1,616,045
Gross Profit on Sales	920,452	645,608

OPERATING EXPENSES
Selling	251,808	240,823
General and Administrative	431,449	363,387
Total Operating Expenses	683,257	604,210

Income from Operations	237,195	41,398

OTHER INCOME (EXPENSE)
Miscellaneous Income	8,316	3,874
Gain on Extinguishment of Debt (Note 3)	171,500	-
Interest Expense	(2,598)	(5,589)
Total Other Income (Expense)	177,218	(1,715)

Income before Income Taxes	414,413	39,683

INCOME TAX PROVISION	-	-

NET INCOME	$414,413	$39,683

EARNINGS (LOSS) PER SHARE
Basic	$0.33	$(0.06)

Diluted	$0.16	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine Months Ended
	March 31st
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$414,413	$39,683
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	30,062	40,956
Allowance for Bad Debts	900	900
Deferred Income Amortization	(974)	(974)
Gain on Extinguishment of Debt (Note 3)	(171,500)	-
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	28,663	19,281
Inventories	(32,746)	124,276
Prepaid Expenses	(17,847)	(14,985)
Accounts Payable	11,070	3,526
Accrued Expenses	8,385	(5,336)
Refund Liability Owed to Customers	(4,038)	(3,220)
Net Cash Provided by Operating Activities	266,388	204,107

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	210,000	227,000
Principal Payments on Line-of-Credit	(210,000)	(312,000)
Principal Payments on Notes Payable	(14,436)	(9,030)
Net Cash Used by Financing Activities	(14,436)	(94,030)

NET INCREASE IN CASH AND CASH EQUIVALENTS	251,952	110,077

Cash and Cash Equivalents - Beginning of Period	53,390	18,800

CASH AND CASH EQUIVALENTS - END OF PERIOD	$305,342	$128,877

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1        SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2020 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2021 and for the three and nine months ended March 31, 2020 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2020. The results of operations for the three and nine months ended March 31, 2021 and cash flows for the nine months ended March 31, 2021 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1        SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in the third quarter of the year ending June 30, 2021 resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements.

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

For the three months ended March 31,
	2021	2020
Sales - Chase Candy	$410,186	$305,944
Sales - Seasonal Candy	12,821	10,169
Sales	$423,007	$316,113

(7)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

For the nine months ended March 31,
	2021	2020
Sales - Chase Candy	$1,347,915	$1,124,689
Sales - Seasonal Candy	1,088,221	1,136,964
Sales	$2,436,136	$2,261,653

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Subsequent Events

No other events have occurred subsequent to March 31, 2021, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2021.

NOTE 2        EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

(8)

Chase General Corporation and Subsidiary

pART i.      FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31st		March 31st
	2021	2020	2021	2020
Net Income (Loss)	$(90,086)	$(174,264)	$414,413	$39,683

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Income (Loss) - Common Stockholders	$(122,104)	$(206,282)	$318,359	$(56,371)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$(0.13)	$(0.21)	$0.33	$(0.06)

Diluted Earnings (Loss) per Share	$(0.06)	$(0.10)	$0.16	$(0.03)

(9)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

note 2	Earnings PER SHARE (continued)

Cumulative Preferred Stock dividends in arrears at June 30, 2021 and 2020 totaled $8,557,148 and $8,429,076, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31,
	2021	2020
6% Convertible:
Series A	$19	$18
Series B	18	18
5% Convertible:
Series A	$72	$71
Series B	72	71

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

(10)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3	NOTES PAYABLE and line of credit

The Company’s long-term debt consists of:

		March 31,	June 30,
Payee	Terms	2021	2020
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2022, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$-	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle. Note paid in full during period ended March 31, 2021.	-	10,824

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.	5,973	9,585

Nodaway Valley Bank	Small Business Administration Paycheck Protection Program (PPP) Promissory Note, interest of 1%, beginning November 10, 2020 monthly payments of $9,652 including interest are due; final payment due April 10, 2022, under the terms of the PPP program, this loan was fully forgiven during December 2020. A gain on extinguishment of debt has been recognized as other income.	-	171,500

	Total	5,973	191,909
	Less Current Portion	5,096	88,318
	Long-Term Portion	$877	$103,591

Future minimum payments for the twelve months ending March 31 are:

March 31	Amount
2022	$5,096
2023	877
Total	$5,973

(11)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4	INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded no income tax provision for the three and nine month periods ended March 31, 2021 due to net operating loss carryforward as of June 30, 2020 that is available to offset taxable income in the current period. A valuation allowance has been placed on the remaining net operating loss carryforward. The Company recognized no liability for unrecognized tax benefits at March 31, 2021. The Company has no material tax positions at March 31, 2021, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at March 31, 2021. The Company’s federal income tax returns for the fiscal years ended 2018, 2019, and 2020 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2021	2020
Cash Paid for:
Interest	$2,598	$5,589

NOTE 6	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of March 31, 2021, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $58,500 for the nine months ended March 31, 2021, of which, $53,673 is included in cost of sales and $4,827 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of March 31, 2021 are as follows:

Twelve Months Ending March 31,	Amount
2022	$78,000
2023	78,000
2024	78,000
2025	78,000
Total Lease Payments	312,000
Less: Imputed Interest	37,538
Total Lease Liabilities	$274,462

(13)

Chase General Corporation and Subsidiary

pART i.      FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8	CURRENT ECONOMIC CONDITIONS

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

The potential impact to the Company’s consolidated financial statements could occur as early as the fourth quarter of fiscal year ending June 30, 2021 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020, and Nine months Ended March 31, 2021 Compared to Nine months Ended March 31, 2020

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31		March 31,
	2021	2020	2021	2020
Sales	100%	100%	100%	100%
Cost of Sales	79	101	62	71
Gross Profit on Sales	21	(1)	38	29
Operating Expenses	43	54	28	27
Income (Loss) from Operations	(22)	(55)	10	2
Other Income, Net	1	-	7	-
Net Income (Loss) before Income Taxes	(21)	(55)	17	2
Income Tax Provision (Benefit)	-	-	-	-
Net Income (Loss)	(21)%	(55)%	17%	2%

(15)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SALES

Sales increased $106,894 or 34% for the three months ended March 31, 2021 to $423,007 compared to $316,113 for the three months ended March 31, 2020. Sales for Chase Candy increased $104,242 to $410,186 for the three months ended March 31, 2021, compared to $305,944 for the three months ended March 31, 2020. Sales for Seasonal Candy increased $2,652 to $12,821 for the three months ended March 31, 2021, compared to $10,169 for the three months ended March 31, 2020.

The 34% increase in sales of Chase Candy of $104,242 for the three months ended
March 31, 2021 over the same period ended March 31, 2020, is primarily due to the effect of the following: 1) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $52,000 versus the same period a year ago primarily due to increased orders from existing customers; 2)  increased net sales of the L100/L200/SK2100 Cherry Mash Merchandisers segment by approximately $22,000 to existing customers; 3) increased sales of approximately $30,000 for the Mini Mash L278/L212 segments to existing customers.

The 26% increase in sales of Seasonal Candy of $2,652 for the three months ended March 31, 2021 over the same period ended March 31, 2020, is primarily due to the effect of the following: 1) decreased sales in the bulk seasonal division by approximately $1,000 versus the same period a year ago, primarily due to decreased sales to existing customers offset by 2) increased sales to existing customers in the clamshell division by approximately $3,600 versus the same period a year ago.

Sales increased $174,483 or 8% for the nine months ended March 31, 2021 to $2,436,136 compared to $2,261,653 for the nine months ended March 31, 2020. Sales for Chase Candy increased $223,226 to $1,347,915 for the nine months ended March 31, 2021, compared to $1,124,689 for the nine months ended March 31, 2020. Sales for Seasonal Candy decreased $48,743 to $1,088,221 for the nine months ended March 31, 2021, compared to $1,136,964 for the nine months ended March 31, 2020.

The 20% increase in sales of Chase Candy of $223,226 for the nine months ended
March 31, 2021 over the same period ended March 31, 2020, is primarily due to the net effect of the following: 1) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $130,000 versus the same period a year ago primarily due to increased orders from existing customers; 2) overall net increase in sales of the L278/L212 Mini Mash segment by approximately $40,000 versus the same period a year ago primarily due to increases in orders from existing customers; 3) overall net increase in sales of the approximately $8,000 for the L100/L200/SK2100 Cherry Mash Merchandisers Segment to existing customers; 4) increase in internet sales of approximately $60,000; offset by 5) decreased sales of approximately $14,000 for the Bulk Mini Mash L279/L299 segments to existing customers.

The 4% decrease in sales of Seasonal Candy of $48,743 for the nine months ended March 31, 2021 over the same period ended March 31, 2020, is primarily due to the effect of the following: 1) decreased sales in the bulk seasonal division by approximately $25,000 versus the same period a year ago, primarily due to decreased sales to existing customers; 2) decreased sales in the clamshell division by approximately $45,000 versus the same period a year ago, primarily due to decreased sales to existing customers; offset by 3) increased sales in the generic segment of approximately $22,000 primarily due to increased sales to existing customers.

(16)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COST OF SALES

The cost of sales increased $13,327 to $334,072 or 79% of related revenues for the three months ended March 31, 2021, compared to $320,745 or 101% of related revenues for the three months ended March 31, 2020.

The 4% increase in cost of sales of $13,327 is primarily due to the increase in direct labor of $13,559 during the period.

The cost of sales decreased $100,361 to $1,515,684 or 62% of related revenues for the nine months ended March 31, 2021, compared to $1,616,045 or 71% of related revenues for the nine months ended March 31, 2020.

The 6% decrease in cost of sales of $100,361 is primarily due to the impact of 1) a sales increase that is partially attributed to a price increase in early 2021, with no impact on cost of sales, 2) a decrease in consumption of raw materials combined with lower sales during the prior quarter.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2021 increased $2,263 to $64,908, which is 15% of sales, compared to $62,645, or 20% of sales for the three months ended March 31, 2020.

The increase of $2,263 in selling expenses for the three months ended March 31, 2021 is primarily due to higher commissions and shipping costs with decreases in depreciation expense. Commissions expense increased $3,322 to approximately $15,500 for this period from approximately $12,200 for the three months ended March 31, 2020 and shipping costs increased $3,933 to approximately $11,500 for this period from approximately $7,500 for the three months ended March 31, 2020, primarily due to an increase in orders placed. Depreciation expense decreased approximately $3,100 for this period.

Selling expenses for the nine months ended March 31, 2021 increased $10,985 to $251,808, which is 10% of sales, compared to $240,823, or 11% of sales for the nine months ended March 31, 2020.

The increase of $10,985 in selling expenses for the nine months ended March 31, 2021 is primarily due to higher commissions and shipping costs with decreases in depreciation expense and customer shows. Commissions increased $10,221 to approximately $100,000 for this period from approximately $90,000 for the nine months ended March 31, 2020, and shipping costs increased $14,608 to approximately $40,000 for this period from approximately $25,000 for the nine months ended March 31, 2020, all of which was primarily due to an increase in sales. Depreciation expense decreased approximately $9,400 for this period. Customer show expense decreased $3,796 for this period from $6,996 for the nine months ended March 31, 2020, primarily due to effects of COVID 19 and not going on site for customer shows.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2021 increased $10,283 to $117,446 and 28% of sales, compared to $107,163 or 34% of sales for the three months ended March 31, 2020.

(17)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase of $10,283 in general and administrative expenses for the three months ended March 31, 2021 is primarily due to higher professional fees and insurance expense. Professional fees increased approximately $8,200 to $31,945 for this period from $23,286 for the three months ended March 31, 2020 primarily due to increased audit and consulting fees. Insurance expense increased approximately $2,800 to $38,029 for the period from $35,149 for the three months ended March 31, 2020 due to the increase in insurance premiums.

General and administrative expenses for the nine months ended March 31, 2021 increased $68,062 to $431,449 and 18% of sales, compared to $363,387 or 16% of sales for the nine months ended March 31, 2020.

The increase of $68,062 in general and administrative expenses for the nine months ended March 31, 2021 is primarily due to higher professional fees and insurance expense. Professional fees increased approximately $57,000 to $178,988 for this period from $122,028 for the nine months ended March 31, 2020 primarily due to increased audit and consulting fees. Insurance expense increased approximately $12,200 to $108,115 for the period from $95,844 for the nine months ended March 31, 2020 due to the increase in insurance premiums.

OTHER INCOME (EXPENSE)

Other income (expense) increased by $3,157 for the three months ended March 31, 2021 to $3,333, compared to $176 for the three months ended March 31, 2020.

Other income (expense) increased by $178,993 for the nine months ended March 31, 2021 to $177,218, compared to $(1,715) for the nine months ended March 31, 2020.

The majority of this for the nine months ended March 31, 2021, change can be attributed to the gain on extinguishment of debt of $171,500 related to the forgiveness of debt from the PPP loan program. Another portion of the change can be attributed to a decrease in interest expense for the period.

PROVISION FOR INCOME TAXES

The Company recorded no income tax provision for the three and nine months ended March 31, 2021 due to the net operating loss carryforward as of June 30, 2020 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the remaining net operating loss carryforward.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2021 of $(90,086), compared to a net loss of $(174,264) for the three months ended March 31, 2020. This increase of $84,178 is explained above. The Company reported a net income for the nine months ended March 31, 2021 of $414,413, compared to a net income of $39,683 for the nine months ended March 31, 2020. This increase of $374,730 is explained above.

(18)

Chase General Corporation and Subsidiary

pART i.     FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2021 and March 31, 2020, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2021 and March 31, 2020, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2021 was $(122,104) which is an increase of $84,178 as compared to the net loss applicable to common stockholders for the three months ended March 31, 2020 of $(206,282).

Net income applicable to common stockholders for the nine months ended March 31, 2021 was $318,359 which is an increase of $374,730 as compared to the net loss applicable to common stockholders for the nine months ended March 31, 2020 of $(56,371).

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Nine Months Ended
	March 31,
	2021	2020
Net Cash Provided by Operating Activities	$266,388	$204,107
Net Cash Used by Financing Activities	$(14,436)	$(94,030)

Management has made no material commitments for capital expenditures during the remainder of fiscal 2021. The $266,388 of cash provided by operating activities for the nine months ended March 31, 2021 is fully detailed in the condensed consolidated statement of cash flows on page five. The $14,436 of cash used by financing activities for the nine months ended March 31, 2021 are primarily due to principal payments on equipment and vehicle loans.

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

(21)

Chase General Corporation and Subsidiary

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

a.	None

b.	The total cumulative preferred stock dividends contingency at March 31, 2021 is $8,557,148.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a.	Exhibits.

Exhibit 31.1      Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1      Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101         The following financial statements for the quarter ended March 31, 2021, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020, (ii) Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2021 and 2020, (iii) Condensed Consolidated Statement of Operations for the Nine months Ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the Nine months Ended March 31, 2021 and 2020, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 17, 2021	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(23)