Form 10-K
period 2021-06-30
CHASE GENERAL CORP
filed 2021-10-13
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2021

☐	Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from                 to

Commission File Number: 2-5916

Chase General Corporation

(Exact name of registrant as specified in its charter)

MISSOURI	36-2667734
(State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

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

As of October 13, 2021, there were 969,834 shares of common stock, $1.00 par value, outstanding.

Chase General Corporation and Subsidiary

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2021

PART I

ITEM 1.	BUSINESS	2

ITEM 1A.	RISK FACTORS	6

ITEM 1B.	UNRESOLVED STAFF COMMENTS	6

ITEM 2.	PROPERTIES	6

ITEM 3.	LEGAL PROCEDINGS	6

ITEM 4.	MINE SAFETY DISCLOSURES	6

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7

ITEM 6.	SELECTED FINANCIAL DATA	7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 7A.	QUANTITATIVE QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	37

ITEM 9A.	CONTROLS AND PROCEDURES	37

ITEM 9B.	OTHER INFORMATION	38

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	39

ITEM 11.	EXECUTIVE COMPENSATION	40

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS	42

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	43

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	43

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	44

SIGNATURES	46

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2021

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

FOR THE YEAR ENDED JUNE 30, 2021

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

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy and tobacco jobbing houses, grocery accounts, vendors, and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2021 and 2020, this division accounted for 63% and 57%, respectively, of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers, and grocery accounts. For the years ended June 30, 2021 and 2020, this division accounted for 37% and 43%, respectively of the consolidated sales of Dye Candy Company.

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

FOR THE YEAR ENDED JUNE 30, 2021

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

Research and Development

The Company has not developed any new products for the years ended June 30, 2021 and 2020.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. No suppliers accounted for more than 10% of the Company’s cost of sales for the years ended June 30, 2021 and 2020.

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

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2021

ITEM 1	BUSINESS (CONTINUED)

Employees

As of June 30, 2021, the Company had 19 full time employees. This expands to approximately 30 full time personnel during the busy production months of August through December.

Customers

For the years ended June 30, 2021 and 2020, one customer accounted for 41% and 45%, respectively, of sales. As of June 30, 2021 and 2020, that same customer accounted for 24% and 14%, respectively, of trade receivables. For the years ended June 30, 2021 and 2020, another customer and its affiliates accounted for 8%, respectively, of sales. As of June 30, 2021 and 2020, that same customer and its affiliates accounted for 28% and 23%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2021 and 2020. No other customers accounted for more than 10% of the Company’s trade receivables for the years ended June 30, 2021 and 2020.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company has evaluated the requirements of the Food Safety Modernization Act (FSMA). The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested, and processed. As of the fiscal year ended June 30, 2021 and through the filing of this form, management believes the Company is compliant with all FSMA requirements. Another inspection for compliance will be conducted by a third-party within 12 months of year-end. Management does not anticipate any future significant expenditures in the next twelve months in this regard.

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

FOR THE YEAR ENDED JUNE 30, 2021

Item 1A	RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2021.

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

Chase General Office and Dye Candy Company Operating Plant – This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The annual rental expense of this facility was $78,000 for each year ended June 30, 2021 and 2020.

The net book value of our premises, land and office, and production equipment totaled $132,387 and $156,494 at June 30, 2021 and 2020, respectively.

We believe both facilities are adequately covered by insurance.

Item 3	LEGAL PROCEEDINGS

None.

Item 4	MINE SAFETY DISCLOSURES

Not applicable.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2021

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of October 13, 2021, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

FOR THE YEAR ENDED JUNE 30, 2021

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

Overview

During fiscal year ended June 30, 2021, the Company’s sales were $2,960,357, as compared to sales of $2,576,311 for fiscal year ended June 30, 2020. The 14.9% increase in volume, 1.5% decrease in cost of sales and 10.5% increase in operating expenses resulted in a change in profitability during the year, as reflected in the income from operations of $186,160 for fiscal year 2021 compared to the loss from operations of $144,491 for fiscal year 2020. Working capital increased $279,057 to $568,676 for the fiscal year 2021 from $289,619 for the fiscal year 2020 due primarily to an increase in inventory and accounts receivable.

The following information should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2021

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

There have been no other events that have occurred subsequent to June 30, 2021, through the date of filing this form, that would require disclosure in the Form 10-K or would be required to be recognized in the consolidated financial statements as of or for the year ended June 30, 2021.

Revenue Recognition

The Company recognizes revenues as product is shipped to customers. Sales are comprised of the total sales billed during the period, including shipping and handling charges to the customer, less the estimated returns, customer allowances, and customer discounts.

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2021

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

Results of Operations

The following table sets forth for the years indicated, the percentage of sales of certain items in the Company’s consolidated statements of operations for the years ended June 30, 2021 and 2020, respectively:

	For the Years Ended
	June 30th
	2021	2020
Sales	100%	100%
Cost of Sales	65%	75%
Gross Profit on Sales	35%	25%
Operating Expenses	29%	30%
Income (Loss) from Operations	6%	(6)%
Other Income, Net	6%	(0)%
Net Income (Loss) before Income Taxes	12%	(6)%
Income Tax Provision (Benefit)	-%	-%
Net Income (Loss)	12%	(6)%

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2021

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2021 Compared to Fiscal Year 2020

Sales

During the year ended June 30, 2021, sales, net of returns and allowances, increased $384,046 or 14.9% as compared to the year ended June 30, 2020. Sales for Chase Candy products increased $388,613 or 26.3% to $1,868,899 for the year ended June 30, 2021 compared to $1,480,286 for the year ended June 30, 2020. Sales for Seasonal Candy products decreased $4,567 or .4% to $1,091,458 for the year ended June 30, 2021 as compared to $1,096,025 for the year ended June 30, 2020.

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 14.9% increase in sales of Chase Candy of $388,613 for the year ended June 30, 2021 over the same period ended June 30, 2020, is primarily due to the following: 1) increased sales of Cherry Mash Merchandisers division by approximately $49,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 2) increased sales of the L278/L212 Mini Mash division by approximately $71,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 3) increased sales of the L276 Cherry Mash Distributor Pack division by approximately $257,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 4) increased sales of the Cherry Mash internet sales via the Company’s website by approximately $26,000 versus the same period a year ago, primarily due to an increase in orders from existing customers; offset by 5) decreased sales of the L279/L299 Bulk Mini Mash division by approximately $12,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers and 6) an increase in promotions expenses allocated to the Chase Candy division of approximately $6,000 primarily due to selling more items with higher promotion fees associated with them.

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The .4% decrease in sales of Seasonal Candy of $4,567 for the year ended June 30, 2021 over the same period ended June 30, 2020, is primarily due to the net effect of the following: 1) decreased sales in the Chase clamshell seasonal division by approximately $17,000 versus the same period a year ago, primarily due to decreased orders from existing customers 2) decreased sales in the bulk seasonal division by approximately $28,000 versus the same period a year ago, primarily due to decreased orders from existing customers, offset by 3) increased sales in the generic seasonal division by approximately $30,000 due to increased orders from existing customers and 4) decrease in sales allowances and discounts taken by customers of approximately $10,000.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2021

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2021 Compared to Fiscal Year 2020 (Continued)

Cost of Sales

Cost of sales for the year ended June 30, 2021, as compared to the year ended June 30, 2020, decreased by 1.5%. The cost of sales decreased $28,414 to $1,911,697 while decreasing to 64.6% of sales for the year ended June 30, 2021, compared to $1,940,111 or 75.3% of sales for the year ended June 30, 2020.

The 1.5% decrease in cost of sales of $28,414 is primarily due to adverse effect the COVID-19 pandemic had on the cost of sales for the fourth quarter of fiscal year ended June 30, 2020. Cost of sales for the fourth quarter ended June 30, 2020 increased 35% or $84,787 due to the costs associated with repurposing of finished goods inventory to adequately fill customer orders and realignment of staff during a period of decreased production. This cost was not applicable to the year ended June 30, 2021.

Labor costs, including wages, vacation pay and payroll taxes of $672,879 for the year ended June 30, 2021, increased 7.8% or $48,827 as compared to $624,052 for the year ended June 30, 2020 primarily due to increased production wages due to increased hours, bonuses, and pay rates compared to the same period ended June 30, 2020.

Freight expense, including shipping and handling costs on goods shipped of $115,587 for the year ended June 30, 2021, decreased 18.7% or $26,633 as compared to $142,220 for the year ended June 30, 2020 due primarily to changing carriers during the fiscal year.

Gross Profit on Sales

The gross profit increased 64.8% or $412,460 to $1,048,660 increasing to 35.4% of related sales for the year ended June 30, 2021, as compared to $636,200 or 24.7% of related sales for the year ended June 30, 2020, as a net result of the 1.5% decrease in cost of sales described above, the 14.9% increase in sales and a price increase that was effective in early 2021.

Finished goods inventory as of June 30, 2021 of $287,245 increased $201,613 or 235.44% from the June 30, 2020 finished goods inventory of $85,632. Raw materials inventory as of June 30, 2021 of $97,324 increased $31,769 or 48.5% from the June 30, 2020 raw materials inventory of $65,555. Packaging materials inventory as of June 30, 2021 of $224,318 increased $68,280 or 43.8% from June 30, 2020 packaging materials inventory of $156,038. Goods in process inventory as of June 30, 2021 of $11,254 increased $4,993 or 79.8% from the June 30, 2020 goods in process inventory of $6,261. Inventory levels vary based primarily on sales and purchases.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2021

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2021 Compared to Fiscal Year 2020 (Continued)

Selling Expenses

Selling expenses for the year ended June 30, 2021 increased $20,831 to $320,775, which is 10.8% of sales, compared to $299,944 or 11.6% of sales for the year June 30, 2020. This increase is primarily due to higher commissions, and shipping costs. Commission expense increased $17,560 to $119,288 for the year ended June 30, 2021, as compared to $101,278 for the year ended June 30, 2020 primarily due to an increase in sales of items where the Company pays commissions. Shipping costs associated with selling expenses increased $14,771 to $47,425 for the year ended June 30, 2021, as compared to $32,654 for the year ended June 30, 2020 primarily due to an increase in orders placed. The above increases were offset by a decrease in depreciation expense of $12,554 for the year ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2021 increased $60,978 to $541,725, which is 18.3% of sales, compared to $480,747 or 18.7% of sales for the year ended June 30, 2020. The increase is primarily due to higher professional fees and insurance expense. Professional fees increased $44,739 to $200,741 for the year ended June 30, 2021, as compared to $156,002 for the year ended June 30, 2020 primarily due to increased audit and consulting fees. Insurance expense increased $15,181 to $146,161 for the year ended June 30, 2021, as compared to $130,980 for the year ended June 30, 2020 primarily due to the increase in insurance premiums.

Income (Loss) from Operations

Income from operations for the year ended June 30, 2021 was 6.3% of sales, as compared to a loss from operations which was (5.6)% of sales for the year ended June 30, 2020, for the reasons previously described.

Other Income (Expense)

Other income reflects a net of income of $177,573 for the year ended June 30, 2021, as compared to a net of expense of $(1,558) for the year ended June 30, 2020. This increase of $179,131 in other income was primarily due to the gain on extinguishment of debt related to the Paycheck Protection Program Promissory Note.

Income (Loss) before Income Taxes

Income before income taxes was $363,733 for the year ended June 30, 2021, as compared to a loss before income taxes of $146,049 for the year ended June 30, 2020. The reasons for the increase of $509,782 have been previously discussed.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2021

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2021 Compared to Fiscal Year 2020 (Continued)

Income Tax Benefit (Provision)

The Company recorded no income tax benefit for the years ended June 30, 2021 and 2020. Additionally, the Company has placed a valuation allowance on the net deferred tax asset of $25,400 for the current year after it was determined that the Company would not be likely to use the remaining balance in the near future.

Net Income (Loss)

Net income for the year ended June 30, 2021 was $363,733, compared to a net loss for the year ended June 30, 2020 of $(146,049). This increase of $509,782 is the result of those items previously discussed.

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	For the Years Ended
	June 30th
	2021	2020
Net Cash Used in Operating Activities	$(134,716)	$(39,778)
Net Cash Used in Investing Activities	$(15,880)	$-
Net Cash Provided by Financing Activities	$104,321	$74,368

Operating Activities

The negative cash flow of $134,716 generated from operations is a result of increases in inventory, increases in trade receivables and the gain on extinguishment of the PPP loan of $171,500. Total inventory as of June 30, 2021 of $620,141 increased $306,655 or 97.8% from the June 30, 2020 total inventory of $313,486. Trade receivables as of June 30, 2021 of $192,945 increased $48,706 or 33.7% from the June 30, 2020 trade receivables of $144,239. These reductions in cash flow were offset by the net income amount of $363,733 for the year ended June 30, 2021. The increase in inventory and the gain on extinguishment of debt had the most impact on the negative cash flow from operations.

Investing Activities

The negative cash flow of $15,880 from investing is a result of equipment purchases made during the year ended June 30, 2021.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2021

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2021 Compared to Fiscal Year 2020 (Continued)

Financing Activities

The Company borrowed $395,000 and $227,000, respectively, on its line-of-credit during fiscal 2021 and the fall of 2019 (fiscal 2020) busy seasons. Payments of $275,000 and $312,000, respectively, were paid for years ended June 30, 2021 and 2020. The Company entered into a $350,000 line-of-credit agreement expiring on January 4, 2022, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

Notes payable principal payments were $15,679 and $12,132 for years ended June 30, 2021 and 2020, respectively.

The Company received a loan in the amount of $171,500 during the year ended June 30, 2020 to fund payroll, rent, utilities and interest on mortgages and existing debt through the federal Paycheck Protection Program (PPP). The PPP note has a 1.00% per annum interest rate and is subject to terms and conditions applicable to loans administered by the SBA under the CARES act, as amended by the PPP Flexibility Act. Monthly principal and interest payments, less the amount of any potential forgiveness (as discussed below) will commence on November 10, 2020. This loan was fully forgiven during December 2020. A gain on extinguishment of debt has been recognized as other income.

Overall cash and cash equivalents decreased $46,275 to $7,115 at June 30, 2021 from $53,390 at June 30, 2020.

At June 30, 2021, the Company’s accumulated deficit was $5,705,366, compared to an accumulated deficit of $6,069,099 as of June 30, 2020. Working capital as of June 30, 2021 increased $279,057 to $568,676 from $289,619 as of June 30, 2020.

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
FOR THE YEAR ENDED JUNE 30, 2021

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

Item 8	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 17 through 37 of this Form 10-K.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL REPORT
TABLE OF CONTENTS
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(17)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Chase General Corporation and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chase General Corporation and Subsidiary (“Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2008

Kansas City, Missouri

October 13, 2021

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND 2020

	June 30,	June 30,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$7,115	$53,390
Trade Receivables, Net of Allowance for Doubtful Accounts of $14,948 and $13,171, Respectively	196,802	144,239
Inventories:
Finished Goods	287,245	85,632
Goods in Process	11,254	6,261
Raw Materials	97,324	65,555
Packaging Materials	224,318	156,038
Prepaid Expenses	10,137	7,653
Total Current Assets	834,195	518,768

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	867,691	851,791
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,243,764	1,227,864
Less: Accumulated Depreciation	1,111,377	1,071,370
Total Property and Equipment, Net	132,387	156,494

Other Long-Term Assets:
Right of Use Assets	259,293	318,537
Total Long-Term Assets	391,680	475,031

Total Assets	$1,225,875	$993,799

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2021 AND 2020

	June 30,	June 30,
	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$40,274	$47,905
Current Maturities of Notes Payable	124,730	88,318
Current Maturities of Lease Liability	63,137	59,244
Accrued Expenses	26,285	22,207
Refund Liability Owed to Customers	9,794	10,176
Deferred Income	1,299	1,299
Total Current Liabilities	265,519	229,149

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	-	103,591
Lease Liabilities, Less Current Maturities	196,156	259,293
Deferred Income	3,570	4,869
Total Long-Term Liabilities	199,726	367,753

Total Liabilities	465,245	596,902

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,400,000 and $2,370,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,355,000 and $2,325,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,370,395 and $5,311,862, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $875,211 and $865,672, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,705,366)	(6,069,099)
Total Stockholders' Equity	760,630	396,897

Total Liabilities and Stockholders' Equity	$1,225,875	$993,799

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

JUNE 30, 2021 AND 2020

	For the Years Ended
	June 30th
	2021	2020
SALES	$2,960,357	2,576,311

COST OF SALES	1,911,697	1,940,111
Gross Profit on Sales	1,048,660	636,200

OPERATING EXPENSES
Selling	320,775	299,944
General and Administrative	541,725	480,747
Total Operating Expenses	862,500	780,691

Income (Loss) from Operations	186,160	(144,491)

OTHER INCOME (EXPENSE)
Miscellaneous Income	8,758	4,377
Gain on Extinguishment of Debt (Note 3)	171,500	-
Interest Expense	(2,685)	(5,935)
Total Other Income (Expense)	177,573	(1,558)

Income (Loss) before Income Taxes	363,733	(146,049)

INCOME TAX BENEFIT (PROVISION)	-	-

NET INCOME (LOSS)	$363,733	$(146,049)

EARNINGS (LOSS) PER SHARE
Basic	$0.24	$(0.28)

Diluted	$0.12	$(0.28)

The accompanying notes are an integral part of the consolidated financial statements.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2021 AND 2020

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JULY 1, 2019	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,923,050)	$542,946

Net Loss	-	-	-	-	-	-	(146,049)	(146,049)

BALANCE, JUNE 30, 2020	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(6,069,099)	396,897

Net Income	-	-	-	-	-	-	363,733	363,733

BALANCE, JUNE 30, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,705,366)	$760,630

The accompanying notes are an integral part of the consolidated financial statements.

(22)

CHASE GENERAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

	For the Years Ended
	June 30th
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from Customers	$2,906,017	$2,569,941
Cost of Sales, Selling, General and Administrative Expenses Paid	(3,038,048)	(2,603,784)
Interest Paid	(2,685)	(5,935)
Net Cash Used by Operating Activities	(134,716)	(39,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(15,880)	-
Net Cash Used by Investing Activities	(15,880)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	395,000	227,000
Proceeds from Notes Payable	-	171,500
Principal Payments on Line-of-Credit	(275,000)	(312,000)
Principal Payments on Notes Payable	(15,679)	(12,132)
Net Cash Provided by Financing Activities	104,321	74,368

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,275)	34,590

Cash and Cash Equivalents - Beginning of Period	53,390	18,800

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,115	$53,390

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED BY OPERATING ACTIVITIES
Net Income (Loss)	$363,733	$(146,049)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by
Operating Activities:
Depreciation and Amortization	39,987	54,606
Allowance for Bad Debts	1,777	(540)
Deferred Income Amortization	(1,299)	(1,299)
Gain on Extinguishment of Debt	(171,500)	-
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(54,340)	(5,830)
Inventories	(306,655)	96,849
Prepaid Expenses	(2,484)	-
Accounts Payable	(7,631)	(30,644)
Refund Liability Owed to Customers	(382)	(227)
Accrued Expenses	4,078	(6,644)

NET CASH USED BY OPERATING ACTIVITIES	$(134,716)	$(39,778)

The accompanying notes are an integral part of the consolidated financial statements.

(23)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 1	nature of business and SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2021 and 2020 was $115,587 and $142,220, respectively.

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
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

Income Taxes
Deferred income taxes are provided using the liability method for temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred income tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred income tax assets are only recognized if it is more likely than not that a tax position will be realized or sustained upon examination by the relevant taxing authority. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of relevant information. Deferred income tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. Based on the facts, the Company has determined it necessary to reduce their deferred income tax asset with a valuation allowance due to it being more likely than not that the Company will be able to realize all of the deferred income tax asset.

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) 740, Income Taxes. As of June 30, 2021 and 2020, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2021 and 2020.

(26)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

The following table details out the contingently issuable shares for the years ended June 30, 2021 and 2020. For 2020, the contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

	2021	2020
Shares Issuable Upon Conversion of Series A
Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B
Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A
Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B
Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

Advertising Expense

Advertising is expensed when incurred. Advertising expense was $18,011 and $19,019 for the years ended June 30, 2021 and 2020, respectively.

Going Concern

The Company follows ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure for the years ended June 30, 2021 and 2020. Management determined that, when considered in the aggregate, the current conditions and events, including the COVID-19 pandemic impact, do not raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the consolidated financial statements are available for issuance.

(27)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized for the year ended June 30, 2021 and 2020 resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements

The majority of the Company’s products are confectionery and confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. The Company operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment. The various divisions of revenue are as follows:

	2021	2020
Sales - Chase Candy	$1,868,899	$1,480,286
Sales - Seasonal Candy	1,091,458	1,096,025
Sales	$2,960,357	$2,576,311

(28)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five-year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five-year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2021 and 2020, deferred revenue of $1,299 was amortized into income.

(29)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 3	NOTES PAYABLE

The Company’s long-term debt at June 30, 2021 and 2020 consists of:

		June 30, 2021	June 30, 2020
Payee	Terms
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2022, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.

		$120,000	$-

Ford Credit	$705 monthly payments, interest of 5.8%; final payment due October 2021, secured by a vehicle. Note paid in full during year ended June 30, 2021.
		-	10,824

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.
		4,730	9,585

Nodaway Valley Bank	Small Business Administration Paycheck Protection Program (PPP) Promissory Note, interest of 1%, beginning November 10, 2020 monthly payments of $9,652 including interest are due; final payment due April 10, 2022, under the terms of the PPP program, this loan was fully forgiven during December 2020. A gain on extinguishment of debt has been recognized as other income.	-	171,500

	Total	124,730	191,909
	Less Current Portion	124,730	88,318
	Long-Term Portion	$-	$103,591

(30)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 4	CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2021 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of
Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2021 and 2020 totaled $8,589,166 and $8,461,094, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2021 and 2020:

	For the Years Ended
	June 30th
	2021	2020
6% Convertible:
Series A	$18.75	$18.45
Series B	$18.30	$18.00
5% Convertible:
Series A	$71.75	$70.75
Series B	$71.75	$70.75

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
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 5	INCOME TAXes

Management believes the income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the years ended June 30, 2020, 2019, and 2018 are subject to examination by the Internal Revenue Service taxing authority.

The sources of deferred income tax assets and liability at June 30, 2021 and 2020 are as follows:

	June 30,	June 30,
	2021	2020
Deferred tax assets:
Bad Debt Allowance	3,600	3,416
Deferred Income	1,200	1,600
Contribution Carryover	-	1,748
Net operating loss carryforwards	38,600	93,681
	43,400	100,445
Deferred tax liabilities:
Book/Tax Difference on Fixed Assets	(18,000)	(23,213)
	(18,000)	(23,213)

Net deferred tax asset before valuation allowance	25,400	77,232

Valuation allowance:
Beginning balanace	(77,232)	(39,682)
Increase during the period	51,832	(37,550)
Ending balance	(25,400)	(77,232)

Net deferred tax asset	$-	$-

(32)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 5	income taxes (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income (loss) for the years ended June 30, 2021 and 2020 due to the following:

	For the Years Ended
	June 30th
	2021	2020
Computed at statutory rate	$76,384	$(30,670)

Increase (decrease) resulting from:
Nondeductible Meals & Entertainment	9	9
PPP Loan Forgivenss Income	(36,015)	-
State income taxes - net of federal tax benefit	6,076	-
Change in deferred tax asset valuation allowance	(51,832)	30,661
Other	5,378	-

Actual tax provision	$-	$-

The Company has available at June 30, 2021, $159,947 of unused operating loss that may be carried forward and applied against future taxable income. Of the net operating loss carryforward, $15,902 expires on June 30, 2038, the remaining balance does not expire.

(33)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 6	Earnings (LOSS) PER SHARE

The loss per share for the years ended June 30, 2021 and 2020, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	For the Years Ended
	June 30th
	2021	2020
Net Income (Loss)	$363,733	$(146,049)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred,
$5 Par Value	60,000	60,000
5% Convertible Cumulative
Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Income (Loss) - Common
Stockholders	$235,661	$(274,121)

Weighted Average Shares - Basic	969,834	969,834
Dilutive Effect of Contingently
Issuable Shares	1,033,334	1,033,334
Weighted Average Shares – Diluted	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$0.24	$(0.28)

Diluted Earnings (Loss) per Share	$0.12	$(0.28)

Contingently issuable shares were not included in the 2020 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

NOTE 7	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended
	June 30th
	2021	2020
Cash Paid for:
Interest	$2,685	$5,935

(34)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 8	COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

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

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and nonlease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $78,000 for the year ended June 30, 2021, of which, $71,565 is included in cost of sales and $6,435 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of June 30, 2021 are as follows:

Years Ending June 30,	Amount
2022	$78,000
2023	78,000
2024	78,000
2025	58,500
Total Lease Payments	292,500
Less: Imputed Interest	33,207
Total Lease Liabilities	$259,293

As of June 30, 2021, the Company had raw materials purchase commitments with one vendor totaling approximately $9,000.

(35)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 9	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of June 30, 2021, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

NOTE 10	CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2021 and 2020, two customers accounted for 49% and 53%, respectively, of the sales. As of June 30, 2021 and 2020, two customers accounted for 52% and 36%, respectively, of trade receivables. The effects of the COVID-19 pandemic are further discussed below in Note 11. After considering the impact of the COVID-19 pandemic, the Company does not anticipate significant changes to the concentration of credit risk in the next 12 months.

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

The potential impact to the Company’s consolidated financial statements could occur as early as the first quarter of fiscal year ending June 30, 2022 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets.

(36)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

NOTE 12	SUBSEQUENT EVENTS (CONTINUED)

The Company monitors significant events occurring after June 30, 2021 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer, who is also the chief financial and accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that the Company’s disclosure controls and procedures are not effective as a result of a weakness in the design of internal control over financial reporting identified below.

Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in periodic filings under the Exchange Act is accumulated and communicated to Management, including those officers, and to members of the board of directors, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management has assessed the Company’s internal control over financial reporting in relation to criteria described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment using those criteria, management concluded that, as of June 30, 2021, the Company’s internal control over financial reporting was not effective.

A material weakness was identified in our internal control over financial reporting due to a lack of accounting personnel with the appropriate level of knowledge, experience and training to perform an assessment of its internal controls. This has also resulted in a failure to maintain appropriate segregation of duties over system access. Management believes that this material weakness did not have an adverse effect on the Company’s financial results reported herein. We believe that this material weakness can be remedied or mitigated through further use of our outside, independent financial consultant.

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
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

None

(38)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

Name	Age	Periods of Service as Director	Terms
Barry M. Yantis	76	1980 to Present	One Year
Brian A. Yantis	73	July 16, 1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	76	42	Until Successor Elected
Brian A. Yantis	73	29	Until Successor Elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for 42 years, 13 years as Vice-President and 29 years as President. He has been on the board of directors for 42 years and has been associated with the candy business for 46 years.

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
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

(b)	Summary Compensation Table

						Long-Term Compensation
	112819
Name and					Other	Restricted
Principal		Fiscal			Annual	Stock	Option	LTIP	All Other
Position		Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis		1)06-30-21	$102,500	-	$2,240
Barry M. Yantis		1)06-30-20	116,507	-	2,340	-	-	-	-
Barry M. Yantis		1)06-30-19	127,300	-	2,900	-	-	-	-
Barry M. Yantis		1)06-30-18	134,300	-	3,300	-	-	-	-

1) CEO, President and Treasurer

2) No other compensation than that which is listed in compensation table.

3) No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)	Option/SAR grants table

Not applicable

(d)	Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)	Long-term incentive plan awards table

Not applicable

(f)	Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings.

(40)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

ITEM 11	EXECUTIVE COMPENSATION (CONTINUED)

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

(41)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS

	Title of Class	Name and Address	Amounts and Nature of Beneficial Ownership		% of Class
	Security Ownership of Certain
	Beneficial Owners
	Common; Par Value $1 per Share	Barry Yantis, CEO & Director 5605 Osage Drive St. Joseph, MO 64503	194,385	(1)	16.90	%(2)

		Brian Yantis, Officer & Director 1210 E. Clarendon Arlington Heights, IL 60004	97,192	(1)	8.40	%(2)

(b)	Security Ownership of Management
	Common; Par Value $1 per Share	Two Directors and CEO as a Group	110,856		11.40%

	Prior Cumulative Preferred, $5 Par	Two Directors and CEO as a Group	21,533		21.50%
	Value: Series A, 6% Convertible

	Prior Cumulative Preferred, $5 Par	Two Directors and CEO as a Group	21,533		21.50%
	Value: Series B, 6% Convertible

	Cumulative Preferred, $20 Par	Two Directors and CEO as a Group	3,017		5.20%
	Value: Series A, $5 Convertible

	Cumulative Preferred, $20 Par	Two Directors and CEO as a Group	630		6.60%
	Value: Series B, $5 Convertible

(1)	Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

(2)	Reflects the percentage assuming the preferred shares above were converted into common stock.

(c)	No Known Change of Control is Anticipated

(42)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

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

(b)	Certain business relationships

Not applicable

(c)	Indebtedness of management

Not applicable

(d)	Transactions with promoters

Not applicable

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2021 and 2020:

	2021	2020
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$112,819	$83,656
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

(43)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

PART IV

Item 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Consolidated Financial Statements:		Page

	Index to Consolidated Financial Statements		17

	Report of the Independent Registered Public Accounting Firm		18

	Consolidated Balance Sheets		19 - 20

	Consolidated Statements of Operations		21

	Consolidated Statements of Stockholders’ Equity		22

	Consolidated Statements of Cash Flows		23

	Notes to Consolidated Financial Statements		24 - 37

2.	Consolidated Financial Statement Schedules:

	None

3.	Exhibits:

	The exhibits listed below are filed with or incorporated by reference in this report.

	The following have been previously filed and are incorporated by reference to prior years' Forms 10-K filed by the Registrant:

	3.1	Articles of Incorporation of Chase General Corporation

	3.2	Bylaws

	The following are Exhibits attached or explanations included in "Notes to Consolidated Financial Statements" in Part II of this report:

4.	Instruments defining the rights of security holders including indentures - Refer to Note 4.

11.	Computation of loss per share - Refer to Note 6.

21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(44)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

Item 15	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES (CONTINUED)

101	The following financial statements for the year ended June 30, 2021, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended June 30, 2021 and 2020, (iii) Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(45)

CHASE GENERAL CORPORATION AND SUBSIDIARY
ANNUAL REPORT ON FORM 10-K
FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION (Registrant)

Date:	October 13, 2021	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		October 13, 2021
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brian A. Yantis		October 13, 2021
Brian A. Yantis	Secretary and Director

(46)