Form 10-Q
period 2021-09-30
CHASE GENERAL CORP
filed 2021-11-15
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarterly period ended September 30, 2021

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Nonaccelerated filer ⌧	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ⌧

As of November 15, 2021, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$5,804	$7,115
Trade Receivables, Net of Allowance for Doubtful Accounts of $15,248 and $14,948, Respectively	666,951	196,802
Inventories:
Finished Goods	256,710	287,245
Goods in Process	16,823	11,254
Raw Materials	158,442	97,324
Packaging Materials	210,641	224,318
Prepaid Expenses	31,627	10,137
Total Current Assets	1,346,998	834,195

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	867,691	867,691
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,243,764	1,243,764
Less: Accumulated Depreciation	1,121,057	1,111,377
Total Property and Equipment, Net	122,707	132,387

Other Long-Term Assets:
Right of Use Assets	243,879	259,293
Total Long-Term Assets	366,586	391,680

Total Assets	$1,713,584	$1,225,875

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	June 30,
	2021	2021
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$234,398	$40,274
Current Maturities of Notes Payable	338,467	124,730
Current Maturities of Lease Liability	64,188	63,137
Accrued Expenses	56,553	26,285
Refund Liability Owed to Customers	28,000	9,794
Deferred Income	1,299	1,299
Total Current Liabilities	722,905	265,519

LONG-TERM LIABILITIES
Lease Liabilities, Less Current Maturities	179,691	196,156
Deferred Income	3,246	3,570
Total Long-Term Liabilities	182,937	199,726

Total Liabilities	905,842	465,245

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,407,500 and $2,400,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,362,500 and $2,355,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,385,029 and $5,370,395, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $877,595 and $875,211, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,658,254)	(5,705,366)
Total Stockholders’ Equity	807,742	760,630

Total Liabilities and Stockholders’ Equity	$1,713,584	$1,225,875

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2021	2020
SALES	$877,576	865,247

COST OF SALES	582,867	502,836
Gross Profit on Sales	294,709	362,411

OPERATING EXPENSES
Selling	85,890	79,708
General and Administrative	159,438	180,042
Total Operating Expenses	245,328	259,750

Income from Operations	49,381	102,661

OTHER INCOME (EXPENSE)
Miscellaneous Income	368	4,400
Interest Expense	(2,637)	(1,198)
Total Other Income (Expense)	(2,269)	3,202

Income before Income Taxes	47,112	105,863

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME	$47,112	$105,863

EARNINGS PER SHARE
Basic	$0.02	$0.08

Diluted	$0.01	$0.08

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$47,112	$105,863
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	9,680	10,249
Allowance for Bad Debts	300	300
Deferred Income Amortization	(324)	(325)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(470,449)	(505,591)
Inventories	(22,475)	(117,896)
Prepaid Expenses	(21,490)	(27,732)
Accounts Payable	194,124	185,926
Refund Liability Owed to Customers	18,206	12,866
Accrued Expenses	30,268	32,180
Net Cash Used in Operating Activities	(215,048)	(304,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Outstanding Checks in Excess of Bank Balance	—	43,921
Proceeds from Line-of-Credit	215,000	210,000
Principal Payments on Notes Payable	(1,263)	(3,151)
Net Cash Provided by Financing Activities	213,737	250,770

DECREASE IN CASH AND CASH EQUIVALENTS	(1,311)	(53,390)

Cash and Cash Equivalents - Beginning of Period	7,115	53,390

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,804	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2021 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2021 and for the three months ended September 30, 2020 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2021. The results of operations for the three months ended September 30, 2021 and cash flows for the three months ended September 30, 2021 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in the first quarter of the year ending June 30, 2022 resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements.

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

For the three months ended September 30,

	2021	2020
Sales - Chase Candy	$366,788	$380,205
Sales - Seasonal Candy	510,788	485,042
Sales	$877,576	$865,247

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Subsequent Events

No other events have occurred subsequent to September 30, 2021, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three-month period ended September 30, 2021.

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

	Three Months Ended
	September 30,
	2021	2020
Net Income	$47,112	$105,863

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Income - Common Stockholders	$15,094	$73,845

Weighted Average Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic Earnings per Share	$0.02	$0.08

Diluted Earnings per Share	$0.01	$0.08

Cumulative Preferred Stock dividends in arrears at September 30, 2021 and 2020 totaled $8,621,184 and $8,493,112, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30,
	2021	2020
6% Convertible:
Series A	$19	$19
Series B	$18	$18
5% Convertible:
Series A	$72	$71
Series B	$72	$71

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

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3       NOTES PAYABLE AND LINE OF CREDIT

The Company’s long-term debt consists of:

		September 30,	June 30,
Payee	Terms	2021	2021
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2022, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. Management anticipates renewal of the line-of-credit agreement at similar terms upon expiration.	$335,000	$120,000

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.	3,467	4,730

	Total	338,467	124,730
	Less Current Portion	338,467	124,730
	Long-Term Portion	$—	$—

Future minimum payments for the twelve months ending September 30 are:

September 30,	Amount
2022	$338,467
2023	—
Total	$338,467

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded no income tax provision for the three-month period ended September 30, 2021 due to net operating loss carryforward as of June 30, 2021 that is available to offset taxable income in the current period.  A valuation allowance has been placed on the remaining net operating loss carryforward.  The Company recognized no liability for unrecognized tax benefits at September 30, 2021.  The Company has no material tax positions at September 30, 2021, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at September 30, 2021.  The Company’s federal income tax returns for the fiscal years ended 2019, 2020, and 2021 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2021	2020
Cash Paid for:
Interest	$70	$1,198

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of September 30, 2021, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

Operating lease right-of-use assets and lease liabilities were recognized upon adoption of the lease standard based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 3.5 years and the present value of the lease payments is calculated using the lessor’s implicit rate of 6.43%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $19,500 for the three months ended September 30, 2021, of which, $17,891 is included in cost of sales and $1,609 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of September 30, 2021 are as follows:

Twelve Months Ending September 30,	Amount
2022	$78,000
2023	78,000
2024	78,000
2025	39,000
Total Lease Payments	273,000
Less: Imputed Interest	29,121
Total Lease Liabilities	$243,879

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

The potential impact to the Company’s consolidated financial statements could occur as early as the second quarter of fiscal year ending June 30, 2022 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets.

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended
	September 30,
	2021	2020
Sales	100%	100%
Cost of Sales	66%	58%
Gross Profit on Sales	34%	42%
Operating Expenses	28%	30%
Income from Operations	6%	12%
Other Income, Net	—%	—%
Net Income before Income Taxes	6%	12%
Income Tax Provision (Benefit)	—%	—%
Net Income	6%	12%

SALES

Sales increased $12,329 or 1.42% for the three months ended September 30, 2021 to $877,576 compared to $865,247 for the three months ended September 30, 2020. Sales for Chase Candy decreased $13,417 to $366,788 for the three months ended September 30, 2021, compared to $380,205 for the three months ended September 30, 2020. Sales for Seasonal Candy increased $25,746 to $510,788 for the three months ended September 30, 2021, compared to $485,042 for the three months ended September 30, 2020.

The 3.5% decrease in sales of Chase Candy of $13,417 for the three months ended September 30, 2021 over the same period ended September 30, 2020, is primarily due to the effect of the following: 1) decreased net sales of the L100/L200/SK2100 Cherry Mash Merchandisers segment by approximately $5,500 to existing customers; 2) decreased net sales of approximately $10,000 for the Mini Mash L278/L212 segments to existing customers  3) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $6,000 versus the same period a year ago primarily due to increased orders from existing customers.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES (cont.)

The 5.3% increase in sales of Seasonal Candy of $25,746 for the three months ended September 30, 2021 over the same period ended September 30, 2020, is primarily due to the effect of the following: 1) increased sales to existing customers in the regular produce category by approximately $88,000 versus the same period a year ago offset by 2) decreased sales to existing customers in the clamshell division by approximately $37,000 versus the same period a year ago 3) decreased sales in the bulk seasonal division by approximately $18,000 versus the same period a year ago, primarily due to decreased sales to existing customers.

COST OF SALES

The cost of sales increased $80,031 to $582,867 or 66% of related revenues for the three months ended September 30, 2021, compared to $502,836 or 58% of related revenues for the three months ended September 30, 2020.

The 16% increase in cost of sales of $80,031 is primarily due to the increased cost of raw materials.  The raw material cost of chocolate increased 27% and raw material price of corn syrup increased by 12%.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2021 increased $6,182 to $85,890, which is 10% of sales, compared to $79,708, or 9% of sales for the three months ended September 30, 2020.

The increase of $6,182 in selling expenses for the three months ended September 30, 2021 is primarily due to higher commissions and auto costs. Commissions expense increased $3,500 to approximately $44,000 for this period from approximately $40,800 for the three months ended September 30, 2020 and auto costs increased $1,848 to approximately $3,500 for this period from approximately $1,600 for the three months ended September 30, 2020, primarily due to increased road travel now that pandemic restrictions are lifting.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2021 decreased $20,604 to $159,438 and 18% of sales, compared to $180,042 or 21% of sales for the three months ended September 30, 2020.

The decrease of $20,604 in general and administrative expenses for the three months ended September 30, 2021 is primarily due to lower professional fees offset by increase in miscellaneous other general and administrative expenses. Professional fees decreased approximately $25,000 to $75,267 for this period from $100,384 for the three months ended September 30, 2020 primarily due to decreased audit and consulting fees.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $5,471 for the three months ended September 30, 2021 to ($2,269), compared to $3,202 for the three months ended September 30, 2020.

The majority of this for the three months ended September 30, 2021, change can be attributed to a decrease in miscellaneous income of approximately $4,000. Another portion of the change can be attributed to an increase in interest expense for the period of approximately $1,500.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR INCOME TAXES

The Company recorded no income tax provision for the three months ended September 30, 2021 due to the net operating loss carryforward as of June 30, 2021 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the remaining net operating loss carryforward.

NET INCOME

The Company reported a net income for the three months ended September 30, 2021 of $47,112, compared to a net income of $105,863 for the three months ended September 30, 2020. This decrease of $58,751 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2021 and September 30, 2020, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended September 30, 2021 was $15,094 which is a decrease of $58,751 as compared to the net income applicable to common stockholders for the three months ended September 30, 2020 of $73,845.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Three Months Ended
	September 30,
	2021	2020
Net Cash Used in Operating Activities	$(215,048)	$(304,160)
Net Cash Provided by Financing Activities	$213,737	$250,770

Management has made no material commitments for capital expenditures during the remainder of fiscal 2022. The $215,048 of cash used by operating activities for the three months ended September 30, 2021 is fully detailed in the condensed consolidated statement of cash flows on page five. The $213,737 of cash provided by financing activities for the three months ended September 30, 2021 are primarily due advances received on the line of credit.

The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its fiscal year ending June 30, 2022 operations and financial results, including the production and sales of goods. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

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

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4.CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Changes in Internal Control over Financial Reporting

There were no significant changes in Chase’s internal control over financial reporting or in other factors that management’s estimates are reasonably likely to materially affect Chase’s internal control over financial reporting subsequent to the date of evaluation.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

Part II Other information

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None

b.The total cumulative preferred stock dividends contingency at September 30, 2021 is $8,621,184.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

a.Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021, (ii) Condensed Consolidated Statements of Operations for the Three months Ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2021 and 2020, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

Part II Other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 15, 2021	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(17)