Form 10-Q
period 2021-12-31
CHASE GENERAL CORP
filed 2022-02-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarterly period ended December 31, 2021

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

As of February 14, 2022, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE Six MONTHS ENDED DECEMBER 31, 2021

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2021	2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$312,247	$7,115
Trade Receivables, Net of Allowance for Doubtful Accounts of $474 and $14,948, Respectively	191,723	196,802
Inventories:
Finished Goods	68,044	287,245
Goods in Process	9,295	11,254
Raw Materials	116,022	97,324
Packaging Materials	197,830	224,318
Prepaid Expenses	24,111	10,137
Total Current Assets	919,272	834,195

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	867,691	867,691
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,243,764	1,243,764
Less: Accumulated Depreciation	1,130,735	1,111,377
Total Property and Equipment, Net	113,029	132,387

Other Long-Term Assets:
Right of Use Assets	228,216	259,293
Total Long-Term Assets	341,245	391,680

Total Assets	$1,260,517	$1,225,875

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	June 30,
	2021	2021
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$75,682	$40,274
Current Maturities of Notes Payable	2,183	124,730
Current Maturities of Lease Liability	65,226	63,137
Accrued Expenses	13,340	26,285
Refund Liability Owed to Customers	15,429	9,794
Deferred Income	1,299	1,299
Total Current Liabilities	173,159	265,519

LONG-TERM LIABILITIES
Lease Liabilities, Less Current Maturities	162,990	196,156
Deferred Income	2,921	3,570
Total Long-Term Liabilities	165,911	199,726

Total Liabilities	339,070	465,245

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,415,000 and $2,385,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,370,000 and $2,340,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,399,662 and $5,341,129, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $879,980 and $870,441, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,544,549)	(5,705,366)
Total Stockholders’ Equity	921,447	760,630

Total Liabilities and Stockholders’ Equity	$1,260,517	$1,225,875

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31st
	2021	2020
SALES	$1,220,732	1,147,882

COST OF SALES	839,163	678,776
Gross Profit on Sales	381,569	469,106

OPERATING EXPENSES
Selling	98,019	107,192
General and Administrative	168,867	133,961
Total Operating Expenses	266,886	241,153

Income from Operations	114,683	227,953

OTHER INCOME (EXPENSE)
Miscellaneous Income	413	401
Gain on Extinguishment of Debt (Note 3)	—	171,500
Interest Expense	(1,391)	(1,218)
Total Other Income (Expense)	(978)	170,683

Income before Income Taxes	113,705	398,636

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME	$113,705	$398,636

EARNINGS PER SHARE
Basic	$0.08	$0.38

Diluted	$0.04	$0.18

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	December 31,
	2021	2020
SALES	$2,098,308	2,013,129

COST OF SALES	1,422,030	1,181,612
Gross Profit on Sales	676,278	831,517

OPERATING EXPENSES
Selling	183,909	186,900
General and Administrative	328,305	314,003
Total Operating Expenses	512,214	500,903

Income from Operations	164,064	330,614

OTHER INCOME (EXPENSE)
Miscellaneous Income	781	4,801
Gain on Extinguishment of Debt (Note 3)	—	171,500
Interest Expense	(4,028)	(2,416)
Total Other Income (Expense)	(3,247)	173,885

Income before Income Taxes	160,817	504,499

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME	$160,817	$504,499

EARNINGS PER SHARE
Basic	$0.10	$0.45

Diluted	$0.05	$0.22

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$160,817	$504,499
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	19,358	20,306
Allowance for Bad Debts	(14,474)	600
Deferred Income Amortization	(649)	(649)
Gain on Extinguishment of Debt (Note 3)	—	(171,500)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	19,553	(169,037)
Inventories	228,950	71,886
Prepaid Expenses	(13,974)	(39,796)
Accounts Payable	35,408	22,217
Refund Liability Owed to Customers	5,635	(12,108)
Accrued Expenses	(12,945)	12,380
Net Cash Provided by Operating Activities	427,679	238,798

CASH FLOWS FROM FINANCING ACTIVITIES
Outstanding Checks in Excess of Bank Balance	—	210,000
Proceeds from Line-of-Credit	255,000	(210,000)
Principal Payments on Line-of-Credit	(375,000)	—
Principal Payments on Notes Payable	(2,547)	(6,349)
Net Cash Used in Financing Activities	(122,547)	(6,349)

INCREASE IN CASH AND CASH EQUIVALENTS	305,132	232,449

Cash and Cash Equivalents - Beginning of Period	7,115	53,390

CASH AND CASH EQUIVALENTS - END OF PERIOD	$312,247	$285,839

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, we, our, and us) at June 30, 2021 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2021 and for the three and six months ended December 31, 2020 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2021. The results of operations for the three and six months ended December 31, 2021 and cash flows for the six months ended December 31, 2021 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in the second quarter of the year ending June 30, 2022 resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue Recognition (cont)

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

For the three months ended December 31,

	2021	2020
Sales - Chase Candy	$544,639	$551,386
Sales - Seasonal Candy	676,093	596,496
Sales	$1,220,732	$1,147,882

For the six months ended December 31,

	2021	2020
Sales - Chase Candy	$911,399	$931,591
Sales - Seasonal Candy	1,186,909	1,081,538
Sales	$2,098,308	$2,013,129

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Subsequent Events

No other events have occurred subsequent to December 31, 2021, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2021.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net Income	$113,705	$398,636	$160,817	$504,499

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income - Common Stockholders	$81,687	$366,618	$96,781	$440,463

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings per Share	$0.08	$0.38	$0.10	$0.45

Diluted Earnings per Share	$0.04	$0.18	$0.05	$0.22

Cumulative Preferred Stock dividends in arrears at December 31, 2021 and 2020 totaled $8,653,202 and $8,525,130, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	December 31,
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

NOTE 2       EARNINGS PER SHARE (cont.)

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

NOTE 3       NOTES PAYABLE AND LINE OF CREDIT

The Company’s long-term debt consists of:

		December 31,	June 30,
Payee	Terms	2021	2021
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2022, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company. The line-of-credit agreement was renewed at similar terms and extended the maturity to January 4, 2023.	$0	$120,000

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.	2,183	4,730

	Total	2,183	124,730
	Less Current Portion	2,183	124,730
	Long-Term Portion	$—	$—

Future minimum payments for the twelve months ending December 31 are:

December 31,	Amount
2022	$2,183
2023	—
Total	$2,183

During fiscal year 2020, the Company received a Small Business Administration Paycheck Protection Program Promissory (PPP) Note totaling $171,500. The Company is accounting for this note under Accounting Standards Codification (ASC) 470, Debt. Under ASC 470, the initial recognition of the debt is a financial liability that accrues interest. Under ASC 470, derecognition of the liability will occur when the Company has been “legally released” or pays off the loan at which time forgiveness will be recorded as a gain on extinguishment. This loan was fully forgiven during December 2020 and a gain on extinguishment of debt has been recognized as other income.

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded no income tax provision for the three and six month period ended December 31, 2021 due to net operating loss carryforward as of June 30, 2021 that is available to offset taxable income in the current period.  A valuation allowance has been placed on the remaining net operating loss carryforward.  The Company recognized no liability for unrecognized tax benefits at December 31, 2021.  The Company has no material tax positions at December 31, 2021, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at December 31, 2021.  The Company’s federal income tax returns for the fiscal years ended 2019, 2020, and 2021 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2021	2020
Cash Paid for:
Interest	$4,028	$2,416

NOTE 6      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of December 31, 2021, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

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

Operating lease right-of-use assets and lease liabilities were recognized upon adoption of the lease standard based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 3.25 years and the present value of the lease payments is calculated using the lessor’s implicit rate of 6.43%. Operating lease expense is recognized on a straight-line basis over the lease term.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $39,000 for the six months ended December 31, 2021, of which, $35,782 is included in cost of sales and $3,218 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of December 31, 2021 are as follows:

Twelve Months Ending December 31,	Amount
2022	$78,000
2023	78,000
2024	78,000
2025	19,500
Total Lease Payments	253,500
Less: Imputed Interest	25,284
Total Lease Liabilities	$228,216

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

The potential impact to the Company’s consolidated financial statements could occur as early as the third quarter of fiscal year ending June 30, 2022 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020, and Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales and revenues for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Sales	100%	100%	100%	100%
Cost of Sales	69%	59%	68%	59%
Gross Profit on Sales	31%	41%	32%	41%
Operating Expenses	22%	21%	24%	25%
Income from Operations	9%	20%	8%	16%
Other Income, Net	—%	15%	—%	9%
Net Income before Income Taxes	9%	35%	8%	25%
Income Tax Provision (Benefit)	—%	—%	—%	—%
Net Income	9%	35%	8%	25%

SALES

Sales increased $72,850 or 6.35% for the three months ended December 31, 2021 to $1,220,732 compared to $1,147,882 for the three months ended December 31, 2020. Sales for Chase Candy decreased $6,747 to $544,639 for the three months ended December 31, 2021, compared to $551,386 for the three months ended December 31, 2020. Sales for Seasonal Candy increased $79,597 to $676,093 for the three months ended December 31, 2021, compared to $596,496 for the three months ended December 31, 2020.

The 1.2% decrease in sales of Chase Candy of $6,747 for the three months ended December 31, 2021 over the same period ended December 31, 2020, is primarily due to the effect of the following: 1) decreased net sales of the L100/L200/SK2100 Cherry Mash Merchandisers segment by approximately $50,000 to existing customers; 2) decreased net sales of approximately $7,000 for the Mini Mash L278/L212 segments to existing customers; 3) decreased net sales of online orders of approximately $12,000 offset by 4) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $50,000 versus the same period a year ago primarily due to increased orders from existing customers; 5) increased sales of the L279/L299 Bulk Mini Mash segment by approximately $13,000 versus the same period a year ago primarily due to increased orders from existing customers.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

The 13.3% increase in sales of Seasonal Candy of $79,597 for the three months ended December 31, 2021 over the same period ended December 31, 2020, is primarily due to the effect of the following: 1) increased sales to existing customers in the regular produce category by approximately $11,000 versus the same period a year ago; 2) increased sales to existing customers in the clamshell division by approximately $86,000 versus the same period a year ago offset by 3) decreased sales in the bulk seasonal division by approximately $7,000 versus the same period a year ago, primarily due to decreased sales to existing customers; 4) increased use of promotional billback credits for this category of product of approximately $12,000.

Sales increased $85,179 or 4.23% for the six months ended December 31, 2021 to $2,098,308 compared to $2,013,129 for the six months ended December 31, 2020. Sales for Chase Candy decreased $20,192 to $911,399 for the six months ended December 31, 2021, compared to $931,591 for the six months ended December 31, 2020. Sales for Seasonal Candy increased $105,371 to $1,186,909 for the six months ended December 31, 2021, compared to $1,081,538 for the six months ended December 31, 2020.

The 2.2% decrease in sales of Chase Candy of $20,192 for the six months ended December 31, 2021 over the same period ended December 31, 2020, is primarily due to the effect of the following: 1) decreased net sales of approximately $16,000 for the Mini Mash L278/L212 segments to existing customers; 2) decreased net sales of the L100/L200/SK2100 Cherry Mash Merchandisers segment by approximately $55,000 to existing customers; 3) decreased net sales of online orders of approximately $10,000; 4) increased use of promotional billback credits for this category of product of approximately $10,000 offset by 5) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $56,000 versus the same period a year ago primarily due to increased orders from existing customers; 6) increased sales of the L279/L299 Bulk Mini Mash segment by approximately $15,000 versus the same period a year ago primarily due to increased orders from existing customers.

The 9.7% increase in sales of Seasonal Candy of $105,371 for the six months ended December 31, 2021 over the same period ended December 31, 2020, is primarily due to the effect of the following: 1) increased sales to existing customers in the regular produce category by approximately $90,000 versus the same period a year ago 2) increased sales to existing customers in the clamshell division by approximately $40,000 versus the same period a year ago offset by 3) decreased sales in the bulk seasonal division by approximately $23,000 versus the same period a year ago, primarily due to decreased sales to existing customers.

COST OF SALES

The cost of sales increased $160,387 to $839,163 or 69% of related revenues for the three months ended December 31, 2021, compared to $678,776 or 59% of related revenues for the three months ended December 31, 2020.

The 24% increase in cost of sales of $160,387 is primarily due to the increased cost of raw materials and labor costs.  The raw material increase is primarily due to the cost of chocolate increased 29% and raw material price of peanuts increased by 18%.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Labor costs increased by approximately $30,000 as production capacity continues to increase due to the mitigated effects of COVID-19.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

COST OF SALES (cont.)

The cost of sales increased $240,418 to $1,422,030 or 68% of related revenues for the six months ended December 31, 2021, compared to $1,181,612 or 59% of related revenues for the six months ended December 31, 2020.

The 20% increase in cost of sales of $240,418 is primarily due to increased cost of raw materials and labor costs.  The raw material increase is primarily due to the cost of chocolate increased 28% and raw material price of corn syrup increased by 15%.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.   Labor costs increased by approximately $40,000 as production capacity continues to increase due to the mitigated effects of COVID-19.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2021 decreased $9,173 to $98,019, which is 8% of sales, compared to $107,192, or 9% of sales for the three months ended December 31, 2020.

The decrease of $9,173 in selling expenses for the three months ended December 31, 2021 is primarily due to lower shipping costs which correlates to the reduction in online orders.

Selling expenses for the six months ended December 31, 2021 decreased $2,991 to $183,909, which is 9% of sales, compared to $186,900, or 9% of sales for the six months ended December 31, 2020.

The decrease of $2,991 in selling expenses for the six months ended December 31, 2021 is primarily due lower shipping costs offset by higher commissions.   Shipping costs decreased approximately $9,500 which correlates to the reduction in online orders.  Commissions expense increased $6,800 to approximately $90,600 for this period from approximately $83,000 for the six months ended December 31, 2020, primarily due to increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2021 increased $34,906 to $168,867 and 14% of sales, compared to $133,961 or 12% of sales for the three months ended December 31, 2020.

The increase of $34,906 in general and administrative expenses for the three months ended December 31, 2021 is primarily due to an increase in professional fees of approximately $38,000 offset by a decrease in miscellaneous other general and administrative expenses including income of approximately $14,000 related to the reduction in allowance for bad debt.

General and administrative expenses for the six months ended December 31, 2021 increased $14,302 to $328,305 and 16% of sales, compared to $314,003 or 16% of sales for the six months ended December 31, 2020.

The increase of $14,302 in general and administrative expenses for the six months ended December 31, 2021 is primarily due to an increase in professional fees of approximately $14,000; increases in other miscellaneous general and administrative expenses were offset by income of approximately $14,000 related to the reduction in allowance for bad debt.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $171,661 for the three months ended December 31, 2021 to ($978), compared to $170,683 for the three months ended December 31, 2020.

Other income (expense) decreased by $177,132 for the six months ended December 31, 2021 to ($3,247), compared to $173,885 for the six months ended December 31, 2020.

The majority of this decrease for the three and six months ended December 31, 2021, change can be attributed to the decrease in gain on extinguishment of debt of $171,500 related to the PPP Note.

PROVISION FOR INCOME TAXES

The Company recorded no income tax provision for the three and six months ended December 31, 2021 due to the net operating loss carryforward as of June 30, 2021 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the remaining net operating loss carryforward.

NET INCOME

The Company reported a net income for the three months ended December 31, 2021 of $113,705, compared to a net income of $398,636 for the three months ended December 31, 2020. This decrease of $284,931 is explained above.  The Company reported a net income for the six months ended December 31, 2021 of $160,817, compared to a net income of $504,499 for the six months ended December 31, 2020. This decrease of $343,682 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2021 and December 31, 2020, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2021 and December 31, 2020, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2021 was $81,687 which is a decrease of $284,931 as compared to the net income applicable to common stockholders for the three months ended December 31, 2020 of $366,618.

Net income applicable to common stockholders for the six months ended December 31, 2021 was $96,781 which is a decrease of $343,682 as compared to the net income applicable to common stockholders for the six months ended December 31, 2020 of $440,463.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Six Months Ended
	December 31,
	2021	2020
Net Cash Provided by Operating Activities	$427,679	$238,798
Net Cash Used in Financing Activities	$(122,547)	$(6,349)

Management has made no material commitments for capital expenditures during the remainder of fiscal 2022. The $427,679 of cash provided by operating activities for the six months ended December 31, 2021 is fully detailed in the condensed consolidated statement of cash flows on page five. The $213,737 of cash used in financing activities for the six months ended December 31, 2021 is fully detailed in the condensed consolidated statement of cash flows on page five.

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

PART I Financial information

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

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None

b.The total cumulative preferred stock dividends contingency at December 31, 2021 is $8,621,184.

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

Exhibit 101

The following financial statements for the quarter ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021, (ii) Condensed Consolidated Statements of Operations for the Three months Ended December 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2021 and 2020, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 14, 2022	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(19)