Form 10-Q
period 2022-03-31
CHASE GENERAL CORP
filed 2022-05-13
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May13, 2022, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE Nine months ENDED MARCH 31, 2022

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2022	2021

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$252,893	$7,115
Trade Receivables, Net of Allowance for Doubtful Accounts of $711 and $14,948
Respectively	219,351	196,802
Inventories:
Finished Goods	53,581	287,245
Goods in Process	16,360	11,254
Raw Materials	105,638	97,324
Packaging Materials	269,282	224,318
Prepaid Expenses	18,626	10,137
Total Current Assets	935,731	834,195

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	867,691	867,691
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,243,764	1,243,764
Less: Accumulated Depreciation	(1,140,312)	(1,111,377)
Total Property and Equipment, Net	103,452	132,387

Other Long-Term Assets:
Right of Use Assets	212,299	259,293
Total Long-Term Assets	315,751	391,680

Total Assets	$1,251,482	$1,225,875

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	March 31,	June 30,
	2022	2021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$135,729	$40,274
Current Maturities of Notes Payable	878	124,730
Current Maturities of Lease Liability	66,280	63,137
Accrued Expenses	34,484	26,285
Refund Liability Owed to Customers	8,000	9,794
Deferred Income	1,299	1,299
Total Current Liabilities	246,670	265,519

LONG-TERM LIABILITIES
Lease Liabilities, Less Current Maturities	146,019	196,156
Deferred Income	2,596	3,570
Total Long-Term Liabilities	148,615	199,726

Total Liabilities	395,285	465,245

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,422,500 and $2,400,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,377,500 and $2,355,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,414,295 and $5,370,395, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $882,365 and $875,211, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,609,799)	(5,705,366)
Total Stockholders’ Equity	856,197	760,630

Total Liabilities and Stockholders’ Equity	$1,251,482	$1,225,875

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31st
	2022	2021
SALES	$565,035	423,007

COST OF SALES	417,064	334,072
Gross Profit on Sales	147,971	88,935

OPERATING EXPENSES
Selling	75,451	64,908
General and Administrative	138,287	117,446
Total Operating Expenses	213,738	182,354

Loss from Operations	(65,767)	(93,419)

OTHER INCOME (EXPENSE)
Miscellaneous Income	546	3,515
Interest Expense	(29)	(182)
Total Other Income, net	517	3,333

Loss before Income Taxes	(65,250)	(90,086)

INCOME TAX BENEFIT (PROVISION)	—	—

NET LOSS	$(65,250)	$(90,086)

LOSS PER SHARE
Basic	$(0.10)	$(0.13)

Diluted	$(0.10)	$(0.13)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2022	2021
SALES	$2,663,343	2,436,136

COST OF SALES	1,839,094	1,515,684
Gross Profit on Sales	824,249	920,452

OPERATING EXPENSES
Selling	259,360	251,808
General and Administrative	466,592	431,449
Total Operating Expenses	725,952	683,257

Income from Operations	98,297	237,195

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,327	8,316
Gain on Extinguishment of Debt (Note 3)	—	171,500
Interest Expense	(4,057)	(2,598)
Total Other Income (Expense), net	(2,730)	177,218

Income before Income Taxes	95,567	414,413

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME	$95,567	$414,413

EARNINGS PER SHARE
Basic	$(0.00)	$0.33

Diluted	$(0.00)	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, January 1, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,544,549)	$921,447

Net Loss, three months ended March 31, 2022	—	—	—	—	—	—	(65,250)	(65,250)

BALANCE, March 31, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,609,799)	$856,197

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, January 1, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,564,600)	$901,396

Net Loss, three months ended March 31, 2021	—	—	—	—	—	—	(90,086)	(90,086)

BALANCE, March 31, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,654,686)	$811,310

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, July 1, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,705,366)	$760,630

Net Income, nine months ended March 31, 2022	—	—	—	—	—	—	95,567	95,567

BALANCE, March 31, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,609,799)	$856,197

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, July 1, 2020	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(6,069,099)	$396,897

Net Income, nine months ended March 31, 2021	—	—	—	—	—	—	414,413	414,413

BALANCE, March 31, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,654,686)	$811,310

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$95,567	$414,413
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	28,935	30,062
Allowance for Bad Debts	(14,237)	900
Deferred Income Amortization	(974)	(974)
Gain on Extinguishment of Debt (Note 3)	—	(171,500)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(8,312)	28,663
Inventories	175,280	(32,746)
Prepaid Expenses	(8,489)	(17,847)
Accounts Payable	95,455	11,070
Accrued Expenses	8,199	(4,038)
Refund Liability Owed to Customers	(1,794)	8,385
Net Cash Provided by Operating Activities	369,630	266,388

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	255,000	210,000
Principal Payments on Line-of-Credit	(375,000)	(210,000)
Principal Payments on Notes Payable	(3,852)	(14,436)
Net Cash Used in Financing Activities	(123,852)	(14,436)

INCREASE IN CASH AND CASH EQUIVALENTS	245,778	251,952

Cash and Cash Equivalents - Beginning of Period	7,115	53,390

CASH AND CASH EQUIVALENTS - END OF PERIOD	$252,893	$305,342

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2021 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2022 and for the three and nine months ended March 31, 2021 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2021. The results of operations for the three and nine months ended March 31, 2022 and cash flows for the nine months ended March 31, 2022 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

Revenue Recognition

The majority of our revenue is derived by fulfilling customer orders for the purchase of our products, including 1) a candy bar marketed under the trade name “Cherry Mash” and 2) coconut, peanut, chocolate, and fudge confectioneries. The Company recognizes revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon shipment to the customer. Shipping and handling costs incurred to ship product to the customer are recorded within cost of sales. Amounts billed and due from our customers are classified as trade receivable on the balance sheet and require payment on a short-term basis. Generally, individual orders from customers are accounted for as a single performance obligation.

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

Revenue Recognition (cont.)

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

For the three months ended March 31,

	2022	2021
SALES
Chase Candy	$552,692	$410,186
Seasonal Candy	12,343	12,821
Total	$565,035	$423,007

For the nine months ended March 31,

	2022	2021
SALES
Chase Candy	$1,458,699	$1,347,915
Seasonal Candy	1,204,644	1,088,221
Total	$2,663,343	$2,436,136

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Subsequent Events

No other events have occurred subsequent to March 31, 2022, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2022.

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

	Three Months Ended
	March 31,
	2022	2021
Net Loss	$(65,250)	$(90,086)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Loss attributable to Common Stockholders	$(97,268)	$(122,104)

Weighted Average Shares - Basic	969,834	969,834
Anti-Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic Loss per Share	$(0.10)	$(0.13)

Anti-Diluted Loss per Share	$(0.10)	$(0.13)

	Nine Months Ended
	March 31,
	2022	2021
Net Income	$95,567	$414,413

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	51,054	51,054
Total Dividend Requirements	96,054	96,054

Net Income (Loss) attributable to Common Stockholders	$(487)	$318,359

Weighted Average Shares - Basic	969,834	969,834
Anti-Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic Earnings per Share	$(0.00)	$0.33

Diluted Earnings per Share	$(0.00)	$0.16

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 2       EARNINGS PER SHARE (cont.)

Cumulative Preferred Stock dividends in arrears at March 31, 2022 and 2021 totaled $8,685,220 and $8,557,148, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31,
	2022	2021
6% Convertible:
Series A	$19	$19
Series B	$19	$18
5% Convertible:
Series A	$73	$72
Series B	$73	$72

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

NOTE 3       NOTES PAYABLE AND LINE OF CREDIT

The Company’s long-term debt consists of:

		March 31,	June 30,
Payee	Terms	2022	2021
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2023, with a variable interest rate at prime but not less than 5%. The line-of-credit is collateralized by substantially all assets of the Company.	$—	$120,000

Toyota Credit	$444 monthly payments, interest of 6.49%; final payment due May 2022, secured by a vehicle.	878	4,730

	Total	878	124,730
	Less Current Portion	878	124,730
	Long-Term Portion	$—	$—

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 3       NOTES PAYABLE AND LINE OF CREDIT (cont.)

Future minimum payments for the twelve months ending March 31 are:

March 31,	Amount
2022	$878
2023	—
Total	$878

During fiscal year 2020, the Company received a Small Business Administration Paycheck Protection Program (PPP) Promissory Note totaling $171,500. The Company accounted for this note under Accounting Standards Codification (ASC) 470, Debt. Under ASC 470, the initial recognition of the debt is a financial liability that accrues interest. Under ASC 470, derecognition of the liability will occur when the Company has been “legally released” or pays off the loan at which time forgiveness will be recorded as a gain on extinguishment. This loan was fully forgiven during December 2020 and a gain on extinguishment of debt has been recognized as other income.

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded no income tax provision for the three and nine month period ended March 31, 2022 due to net operating loss carryforwards as of June 30, 2021 that is available to offset taxable income in the current period.  A valuation allowance has been placed on the remaining net operating loss carryforward.  The Company recognized no liability for unrecognized tax benefits at March 31, 2022.  The Company has no material tax positions at March 31, 2022, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at March 31, 2022.  The Company’s federal income tax returns for the fiscal years ended 2019, 2020, and 2021 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2022	2021
Cash Paid for:
Interest	$4,057	$2,598

NOTE 6      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these consolidated financial instruments. As of March 31, 2022, the amount of the Company’s long-term debt approximates fair value based on the present value of estimated future cash flows using a discount rate commensurate with a borrowing rate available to the Company.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility located in St. Joseph, Missouri under an operating lease from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years. The Company does not believe that exercise of the renewal option is reasonably assured, and has not included the additional five years in the lease term. The lease currently requires payments of $6,500 per month.

Operating lease right-of-use assets and lease liabilities were recognized upon adoption of the lease standard based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of three years and the present value of the lease payments is calculated using the lessor’s implicit rate of 6.43%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $58,500 for the nine months ended March 31, 2022, of which, $53,673 is included in cost of sales and $4,827 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of March 31, 2022 are as follows:

Twelve Months Ending March 31,	Amount
2023	$78,000
2024	78,000
2025	78,000
Total Lease Payments	234,000
Less: Imputed Interest	(21,701)
Total Lease Liabilities	$212,299

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 8       CURRENT ECONOMIC CONDITIONS

The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. The Company put preparedness plans in place at the manufacturing facility. We have adjusted the number of people allowed at our facilities, enforced social distancing, maintained proper sanitation protocol and have asked that any high risk or employees feeling ill to not come in. The office and sales staff continues to work, while adhering to social distancing guidelines, implementing flexible hours, reducing person-to-person interaction and increasing safety measures.

The Company believes we have sufficient liquidity to satisfy current cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that the business can continue to operate during these uncertain times.

The potential impact to the Company’s consolidated financial statements could occur as early as the fourth quarter of fiscal year ending June 30, 2022 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021, and Nine months Ended March 31, 2022 Compared to Nine months Ended March 31, 2021

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three months ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Sales	100%	100%	100%	100%
Cost of Sales	74%	79%	69%	62%
Gross Profit on Sales	26%	21%	31%	38%
Operating Expenses	38%	43%	27%	28%
Income (Loss) from Operations	(12)%	(22)%	4%	10%
Other Income, Net	—%	1%	—%	7%
Net Income (Loss) before Income Taxes	(12)%	(21)%	4%	17%
Income Tax Provision (Benefit)	—%	—%	—%	—%
Net Income (Loss)	(12)%	(21)%	4%	17%

SALES

Sales increased $142,028 or 34% for the three months ended March 31, 2022 to $565,035 compared to $423,007 for the three months ended March 31, 2021. Sales for Chase Candy increased $142,506 to $552,692 for the three months ended March 31, 2022, compared to $410,186 for the three months ended March 31, 2021. Sales for Seasonal Candy decreased $478 to $12,343 for the three months ended March 31, 2022, compared to $12,821 for the three months ended March 31, 2021.

The 35% increase in sales of Chase Candy of $142,506 for the three months ended
March 31, 2022 over the same period ended March 31, 2021, is primarily due to the effect of the following: 1) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $163,000 versus the same period a year ago primarily due to increased orders from existing customers; 2) decreased sales allowances and discounts sales of approximately $17,500; offset by 3) decreased net sales of the L100/L200/SK2100 Cherry Mash Merchandisers segment by approximately $18,000 to existing customers; 4) net decreased sales of approximately $20,000 for the Mini Mash L278/L212 segments to existing customers.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

The 4% decrease in sales of Seasonal Candy of $478 for the three months ended March 31, 2022 over the same period ended March 31, 2021, is primarily due to the effect of the following: 1) increased sales in the bulk seasonal division and other categories by approximately $2,800 versus the same period a year ago, primarily due to increased sales to existing customers offset by 2) decreased sales to existing customers in the clamshell division by approximately $3,300 versus the same period a year ago.

Sales increased $227,207 or 9% for the nine months ended March 31, 2022 to $2,663,343 compared to $2,436,136 for the nine months ended March 31, 2021. Sales for Chase Candy increased $110,784 to $1,458,699 for the nine months ended March 31, 2022, compared to $1,347,915 for the nine months ended March 31, 2021. Sales for Seasonal Candy increased $116,423 to $1,204,644 for the nine months ended March 31, 2022, compared to $1,088,221 for the nine months ended March 31, 2021.

The 8% increase in sales of Chase Candy of $110,784 for the nine months ended
March 31, 2022 over the same period ended March 31, 2021, is primarily due to the net effect of the following: 1) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $220,000 versus the same period a year ago primarily due to increased orders from existing customers; 2) increased sales of approximately $16,000 for the Bulk Mini Mash L279/L299 segments to existing customers; offset by 3) overall net decrease in sales of the L278/L212 Mini Mash segment by approximately $37,000 versus the same period a year ago primarily due to decreases in orders from existing customers; 4) overall net decrease in sales of the approximately $73,000 for the L100/L200/SK2100 Cherry Mash Merchandisers Segment to existing customers; 5) decrease in internet sales of approximately $16,000.

The 11% increase in sales of Seasonal Candy of $116,423 for the nine months ended March 31, 2022 over the same period ended March 31, 2021, is primarily due to the effect of the following: 1) decreased sales in the bulk seasonal division by approximately $23,500 versus the same period a year ago, primarily due to decreased sales to existing customers; offset by 2) increased sales in the clamshell division by approximately $45,000 versus the same period a year ago, primarily due to increased sales to existing customers; 3) increased sales in the generic segment of approximately $95,000 primarily due to increased sales to existing customers.

COST OF SALES

The cost of sales increased $82,992 to $417,064 or 74% of related sales for the three months ended March 31, 2022, compared to $334,072 or 79% of related sales for the three months ended March 31, 2021.

The 25% increase in cost of sales of $82,992 is primarily due to the increased cost of raw materials and labor costs.  The raw material increase is primarily due to the cost of chocolate increasing 43%.  Other raw materials of peanuts, sugar and corn syrup saw price increases ranging from 4 to 7%.  Due to the volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials will continue to fluctuate primarily based on supply and demand.  Labor costs increased approximately $8,000 as production capacity continue to increase due to the mitigated effects of COVID-19.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

COST OF SALES (cont.)

The cost of sales increased $323,410 to $1,839,094 or 69% of related sales for the nine months ended March 31, 2022, compared to $1,515,684 or 62% of related sales for the nine months ended March 31, 2021.

The 21% increase in cost of sales of $323,410 is primarily due to the increased cost of raw materials and labor costs.  The raw material increase is primarily due to the cost of chocolate increasing on average 33% over the nine months ended March 31, 2022.  Other raw materials of peanuts, sugar and corn syrup saw price increases ranging from 4 to 12% during this same period.  Due to the volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials will continue to fluctuate primarily based on supply and demand.  Labor costs increased approximately $58,000 as production capacity continues to increase due to the mitigated effects of COVID-19.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2022 increased $10,543 to $75,451, which is 13% of sales, compared to $64,908, or 15% of sales for the three months ended March 31, 2021.

The increase of $10,543 in selling expenses for the three months ended March 31, 2022 is primarily due to higher commissions and related travel costs due to the increase in sales.

Selling expenses for the nine months ended March 31, 2022 increased $7,552 to $259,360, which is 10% of sales, compared to $251,808, or 10% of sales for the nine months ended March 31, 2021.

The increase of $7,552 in selling expenses for the nine months ended March 31, 2022 is primarily due to higher commissions and related travel costs due to the increase in sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2022 increased $20,841 to $138,287 and 24% of sales, compared to $117,446 or 28% of sales for the three months ended March 31, 2021.

The increase of $20,841 in general and administrative expenses for the three months ended March 31, 2022 is primarily due to an increase in professional fees and insurance expense of approximately $17,000 plus additional increases related to miscellaneous other general and administrative expenses.

General and administrative expenses for the nine months ended March 31, 2022 increased $35,143 to $466,592 and 18% of sales, compared to $431,449 or 18% of sales for the nine months ended March 31, 2021.

The increase of $35,143 in general and administrative expenses for the nine months ended March 31, 2022 is primarily due to an increase in professional fees and insurance expense of approximately $39,000 offset by a decrease in miscellaneous other general and administrative expenses of approximately $14,000 related to the reduction in allowance for bad debt.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $2,816 for the three months ended March 31, 2022 to $517, compared to $3,333 for the three months ended March 31, 2021.

Other income (expense) decreased by $179,948 for the nine months ended March 31, 2022 to $(2,730), compared to $177,218 for the nine months ended March 31, 2021.

The majority of this decrease for the nine months ended March 31, 2022, can be attributed to the gain on extinguishment of debt of $171,500 related to the forgiveness of debt from the PPP loan program in 2021.

PROVISION FOR INCOME TAXES

The Company recorded no income tax provision for the three and nine months ended March 31, 2022 due to the net operating loss carryforward as of June 30, 2021 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the remaining net operating loss carryforward.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2022 of $(65,250), compared to a net loss of $(90,086) for the three months ended March 31, 2021. This increase of $24,836 is explained above.  The Company reported a net income for the nine months ended March 31, 2022 of $95,567, compared to a net income of $414,413 for the nine months ended March 31, 2021. This decrease of $318,846 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2022 and March 31, 2021, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2022 and March 31, 2021, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2022 was $(97,268) which is an increase of $24,836 as compared to the net loss applicable to common stockholders for the three months ended March 31, 2021 of $(122,104).

Net income (loss) applicable to common stockholders for the nine months ended March 31, 2022 was $(487) which is a decrease of $318,846 as compared to the net income applicable to common stockholders for the nine months ended March 31, 2021 of $318,359.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Nine Months Ended
	March 31,
	2022	2021
Net Cash Provided by Operating Activities	$369,630	$266,388
Net Cash Used in Financing Activities	$(123,852)	$(14,436)

Management has made no material commitments for capital expenditures during the remainder of fiscal 2022. The $369,630 of cash provided by operating activities for the nine months ended March 31, 2022 is fully detailed in the condensed consolidated statement of cash flows. The $123,852 of cash used in financing activities for the nine months ended March 31, 2022 is fully detailed in the condensed consolidated statement of cash flows.

The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. Specific to the Company, COVID-19 may impact various parts of its operations and financial results for the fiscal year ending June 30, 2022, including the production and sales of goods. Management believes the Company is taking appropriate actions to mitigate the negative impact. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

Management believes that the projected cash flow from operations, including the impact of the COVID-19 pandemic, combined with its availability on the line of credit, will be sufficient to meet its funding requirements for the foreseeable future.  Management believes that inflation will have only a minimal effect on future operations since such effects will be offset by sales price increases, which are not expected to have a significant effect upon demand.

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

(18)

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

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at March 31, 2022 is $8,621,184.

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

Exhibit 101

The following financial statements for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021, (ii) Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 13, 2022	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(21)