Form 10-K
period 2022-06-30
CHASE GENERAL CORP
filed 2022-09-23
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2022

☐Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______  to _______

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes ☐   No   ☒

Indicate by check mark whether the registrant has filed a report on and attestation to it management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit.   Yes ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ◻   No   ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 23, 2022 (based on the last closing sale price as of December 31, 2021) was NO BID.

As of September 23, 2022, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

PART I

ITEM 1 BUSINESS

Chase General Corporation was incorporated November 6, 1944 for the purpose of manufacturing confectionery products. In 1970, Chase General Corporation acquired a 100% interest in its wholly-owned subsidiary, Dye Candy Company. Chase General Corporation and Dye Candy Company are sometimes referred herein as the Company. This subsidiary is the main operating company for the reporting entity.

Principal Products and Methods of Distribution

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve the production and sale of coconut, peanut, chocolate, and fudge confectioneries. The products of both divisions are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment for inclusion in this filing.

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

FOR THE YEAR ENDED JUNE 30, 2022

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

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy, grocery accounts, vendors, and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2022 and 2021, this division accounted for 60% and 63%, respectively, of the consolidated sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers and grocery accounts. For the years ended June 30, 2022 and 2021, this division accounted for 40% and 37%, respectively of the consolidated sales of Dye Candy Company.

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

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

ITEM 1 BUSINESS (CONTINUED)

Competition and Market Area (Continued)

Chase Candy Company seasonal products are sold in both the grocery and produce departments with bulk, prepackaged clamshell and shippers.  Chase Candy Company offers a variety of quality products at a value price.  The competitive set of the business does not have a national brand competitor but mostly regional competition and private label.  The primary competition includes:

1.	Palmer Candy Company sells products that mostly mirror Chase Candy products but they market their products through the bakery department. Retail pricing on Palmer products is usually higher than Chase products.
2.	Zachary Confections is another regional competitor that sells many similar items as Chase Candy and are also priced at retail similar to Chase.
3.	The low price competitor is Private Label and depending on location, they have products that are of the same variety as Chase Candy products. Product quality is usually not at the same level as Chase products.

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

Research and Development

The Company has not developed any new products for the years ended June 30, 2022 and 2021.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. One supplier accounted for more than 12% of the Company’s cost of sales for the year ended June 30, 2022 and no suppliers accounted for more than 10% of the Company’s costs of sales for the year ended June 30, 2021.

Patents and Trademarks

The largest single revenue producing product, the “Cherry Mash” bar, is protected by a trademark registered with The United States Patent and Trademark Office. The Company considers this trademark significant to operations. This trademark expires in the year 2029.

Employees

As of June 30, 2022, the Company had 18 full-time employees. This expands to approximately 30 full-time personnel during the busy production months of August through December.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

ITEM 1 BUSINESS (CONTINUED)

Customers

For the years ended June 30, 2022 and 2021, one customer accounted for 40% and 41%, respectively, of sales. As of June 30, 2022 and 2021, that same customer accounted for 21% and 24%, respectively, of trade receivables. For the years ended June 30, 2022 and 2021, another customer and its affiliates accounted for

3% and 8%, respectively, of sales. As of June 30, 2022 and 2021, that same customer and its affiliates accounted for 13% and 28%, respectively, of trade receivables. For the years ended June 30, 2022 and 2021, another customer and its affiliates accounted for 7% and 6%, respectively, of sales. As of June 30, 2022 and 2021, that same customer and its affiliates accounted for 15% and 2%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2022 and 2021. No other customers accounted for more than 10% of the Company’s trade receivables for the years ended June 30, 2022 and 2021.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company has evaluated the requirements of the Food Safety Modernization Act (FSMA). The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested, and processed. As of the fiscal year ended June 30, 2022 and through the filing of this form, management believes the Company is compliant with all FSMA requirements. Another inspection for compliance will be conducted by a third party within 12 months of year-end. Management does not anticipate any future significant expenditures in the next twelve months in this regard.

Need for Government Approval of Principal Products or Services

The Company is required to meet the Food and Drug Administration guidelines for proper labeling of its products and for contents of its products. Management does not anticipate any future significant expenditures in the next twelve months in this regard.

Reports to Security Holders

The Registrant is not required to send the annual audit report, annual 10-K report and quarterly 10-Q reports to security holders since the stock is not actively traded. These reports are available at the Registrant’s registered office or they are available online on the SEC’s EDGAR website.

ITEM 1ARISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1BUNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2022.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

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

Chase General Office and Dye Candy Company Operating Plant – This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity that is owned by the son of the Chief Executive Officer of the Company. The annual rental expense of this facility was $78,000 for each year ended June 30, 2022 and 2021.

The net book value of our premises, land and office, and production equipment totaled $112,579 and $132,387 at June 30, 2022 and 2021, respectively.

We believe both facilities are adequately covered by insurance.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 23, 2022, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that plan for or anticipate the future. Forward-looking statements may include statements about the future of our products and the industry, statements about our future business plans and strategies, and other statements that are not historical in nature. In this report, forward-looking statements are generally identified by the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” and the like. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends, including the impact of the COVID-19 pandemic. These forward-looking statements are based on the information available to, and the expectations and assumptions deemed reasonable by, the Company at the time the statements are made. These expectations, assumptions, and uncertainties include: the Company’s expectation of heavier demand on working capital in the fall and winter months in anticipation of August through December sales; the assumption that the Company has stabilized its customer base and will continue its efforts to expand the existing market area and increase sales to customers; and the expectation that the Company will maintain tight control of all expenditures.

(7)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Overview

During fiscal year ended June 30, 2022, the Company’s sales were $3,064,443, as compared to sales of $2,960,357 for fiscal year ended June 30, 2021. The 3.5% increase in price and volume, 15% increase in cost of sales and 3% increase in operating expenses resulted in a change in profitability during the year, as reflected in the loss from operations of $22,264 for fiscal year 2022 compared to the income from operations of $186,160 for fiscal year 2021. Working capital decreased $7,074 to $561,602 for the fiscal year 2022 from $568,676 for the fiscal year 2021 due primarily to an increase in inventory and accounts payable.

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

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth for the years indicated, the percentage of sales of certain items in the Company’s consolidated statements of operations for the years ended June 30, 2022 and 2021, respectively:

	For the Years Ended
	June 30,
	2022	2021
Sales	100%	100%
Cost of Sales	72%	65%
Gross Profit on Sales	28%	35%
Operating Expenses	29%	29%
Income (Loss) from Operations	(1)%	6%
Other Income, Net	—%	6%
Net Income (Loss) before Income Taxes	(1)%	12%
Income Tax Provision (Benefit)	—%	—%
Net Income (Loss)	(1)%	12%

Fiscal Year 2022 Compared to Fiscal Year 2021

Sales

During the year ended June 30, 2022, sales, net of returns and allowances, increased $104,086 or 3.5% as compared to the year ended June 30, 2021. Sales for Chase Candy products decreased $19,672 or 1.1% to $1,849,227 for the year ended June 30, 2022 compared to $1,868,899 for the year ended June 30, 2021. Sales for Seasonal Candy products increased $123,758 or 11.34% to $1,215,216 for the year ended June 30, 2022 as compared to $1,091,458 for the year ended June 30, 2021.

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 1.1% decrease in sales of Chase Candy of $19,672 for the year ended June 30, 2022 over the same period ended June 30, 2021, is primarily due to the following: 1) decreased sales of Cherry Mash Merchandisers division by approximately $90,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 2) decreased sales of the L278/L212 Mini Mash division by approximately $58,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 3) decreased sales of the Cherry Mash internet sales via the Company’s website by approximately $20,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers; offset by 4) increased sales of the L276 Cherry Mash Distributor Pack division by approximately $126,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 5) increased sales of the L279/L299 Bulk Mini Mash division by approximately $17,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, and 6) increased sales of the L260 Changemaker Jar Division of approximately $6,000 versus the same period a year ago, primarily due to an increase in orders from existing customers.

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2022 Compared to Fiscal Year 2021 (Continued)

Sales (Continued)

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 11.3% increase in sales of Seasonal Candy of $123,758 for the year ended June 30, 2022 over the same period ended June 30, 2021, is primarily due to the net effect of the following: 1) increased sales in the Chase clamshell seasonal division by approximately $53,000 versus the same period a year ago, primarily due to increased orders from existing customers, 2) increased sales in the generic seasonal division by approximately $100,000 due to increased orders from existing customers; offset by 3) decreased sales in the bulk seasonal division by approximately $22,000 versus the same period a year ago, primarily due to decreased orders from existing customers and 4) various other product sales decreases of approximately $7,000.

Cost of Sales

Cost of sales for the year ended June 30, 2022, as compared to the year ended June 30, 2021, increased by 15%. The cost of sales increased $287,068 to $2,198,765 while increasing to 71.8% of sales for the year ended June 30, 2022, compared to $1,911,697 or 64.6% of sales for the year ended June 30, 2021.

The 15% increase in cost of sales of $287,068 is primarily due to inflationary impacts on raw materials such as chocolate and packaging supplies.

Labor costs, including wages, vacation pay and payroll taxes of $757,292 for the year ended June 30, 2022, increased 12.5% or $84,413 as compared to $672,879 for the year ended June 20, 2021 primarily due to increased production wages due to increased hours, bonuses, and pay rates compared to the same period ended June 30, 2021.

Freight expense, including shipping and handling costs on goods shipped of $134,620 for the year ended June 30, 2022, increased 16.5% or $19,033 as compared to $115,587 for the year ended June 30, 2021 due primarily to inflationary impacts such as costs of fuel.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2022 Compared to Fiscal Year 2021 (Continued)

Gross Profit on Sales

The gross profit decreased 17.5% or $182,982 to $865,678 decreasing to 28.3% of related sales for the year ended June 30, 2022, as compared to $1,048,660 or 35.4% of related sales for the year ended June 30, 2021, as a net result of the 15% increase in cost of sales described above, the 3.5% increase in sales and a price increase that was effective in early 2022.

Finished goods inventory as of June 30, 2022 of $360,225 increased $72,980 or 25.4% from the June 30, 2021 finished goods inventory of $287,245. Raw materials inventory as of June 30, 2022 of $93,326 decreased $3,998 or 4.1% from the June 30, 2021 raw materials inventory of $97,324. Packaging materials inventory as of June 30, 2022 of $293,123 increased $68,805 or 30.7% from June 30, 2021 packaging materials inventory of $224,318. Goods in process inventory as of June 30, 2022 of $18,603 increased $7,349 or 65.3% from the June 30, 2021 goods in process inventory of $11,254. Inventory levels vary based primarily on sales and purchases.

Selling Expenses

Selling expenses for the year ended June 30, 2022 increased $1,217 to $321,992, which is 10.5% of sales, compared to $320,775 or 10.8% of sales for the year June 30, 2021. This increase is primarily due to higher commissions as a result of the sales force being able to return to client sites and trade shows. Commission expense increased $12,180 to $131,468 for the year ended June 30, 2022, as compared to $119,288 for the year ended June 30, 2021 primarily due to an increase in sales of items where the Company pays commissions as well as the operations of the sales team returning to pre-pandemic nature of operations. The above increase was offset by a decrease in shipping costs associated with selling expenses which decreased $12,297 to $35,128 for the year ended June 30, 2022, as compared to $47,425 for the year ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2022 increased $24,225 to $565,950, which is 18.5% of sales, compared to $541,725 or 18.3% of sales for the year ended June 30, 2021. The increase is primarily due to higher professional fees and insurance expense. Professional fees increased $10,029 to $210,770 for the year ended June 30, 2022, as compared to $200,741 for the year ended June 30, 2021 primarily due to increased audit and consulting fees. Insurance expense increased $17,500 to $163,661 for the year ended June 30, 2022, as compared to $146,161 for the year ended June 30, 2021 primarily due to the increase in insurance premiums.

Other Income (Expense)

Other income reflects income of $895 for the year ended June 30, 2022, as compared to income of $177,573 for the year ended June 30, 2021. This decrease of $176,678 in other income was primarily due to the gain on extinguishment of debt related to the Paycheck Protection Program loan received in 2021.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2022 Compared to Fiscal Year 2021 (Continued)

Income Tax Benefit (Provision)

The Company recorded no income tax benefit for the years ended June 30, 2022 and 2021. Additionally, the Company has placed a valuation allowance on the net deferred tax asset of $30,500 for the current year as it was determined that it is not likely the Company would use the remaining balance in the near future.

Net Income (Loss)

Net loss for the year ended June 30, 2022 was $21,369, compared to a net income for the year ended June 30, 2021 of $363,733. This decrease of $385,102 is the result of those items previously discussed.

Preferred Dividends

Preferred dividends were $128,072 for the years ended June 30, 2022 and June 30, 2021, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Net Income (Loss) Applicable to Common Stockholders

Net loss applicable to common stockholders for the year ended June 30, 2022 was $(149,441) which is a decrease of $385,102 as compared to the net income applicable to common stockholders for the year ended June 30, 2021 of $235,661.

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	For the Years Ended
	June 30,
	2022	2021
Net Cash Provided by (Used by) Operating Activities	$29,754	$(134,716)
Net Cash Used by Investing Activities	$(18,628)	$(15,880)
Net Cash Provided by (Used by) Financing Activities	$(4,730)	$104,321

Management has made no material commitments for capital expenditures for fiscal 2023.  The $29,754 of cash provided by operating activities for the year ended June 30, 2022 is fully detailed in the consolidated statement of cash flows.  The cash used by investing and financing activities for the year ended June 30, 2022 is fully detailed in the consolidated statement of cash flows.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2022 Compared to Fiscal Year 2021 (Continued)

Liquidity and Sources of Capital (Continued)

Overall cash and cash equivalents increased $6,396 to $13,511 at June 30, 2022 from $7,115 at June 30, 2021.

At June 30, 2022, the Company’s accumulated deficit was $5,726,735, compared to an accumulated deficit of $5,705,366 as of June 30, 2021. Working capital as of June 30, 2022 decreased $7,074 to $561,602 from $568,676 as of June 30, 2021.

The Company’s lease on its office and plant facility is effective through March 31, 2025, with an option to extend for an additional term of five years, and currently requires payments of $6,500 per month. At the end of each five-year period, the base rent may be increased by an amount not greater than 30%, at the sole discretion of lessor. The facility is leased from an entity that is owned by the son of the Chief Executive Officer of the Company.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Gross margins have decreased primarily due to the fluctuations in these raw material prices. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices.  Management believes that the projected cash flow from operations combined with the availability on the line of credit will be sufficient to meet its funding requirements for the foreseeable future.

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 17 through 37 of this Form 10-K.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(14)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Chase General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Chase General Corporation and its subsidiary (the Company) as of June 30, 2022, the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

HoganTaylor LLP

We have served as the Company's auditor since 2022.

Oklahoma City, Oklahoma

September 23, 2022

(15)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Chase General Corporation and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Chase General Corporation and Subsidiary (“Company”) as of June 30, 2021, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor from 2008 to 2022

Kansas City, Missouri

October 13, 2021

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND 2021

	June 30,	June 30,
	2022	2021

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$13,511	$7,115
Trade Receivables, Net of Allowance for Doubtful Accounts of $948 and $14,948,
Respectively	141,336	196,802
Inventories:
Finished Goods	360,225	287,245
Goods in Process	18,603	11,254
Raw Materials	93,326	97,324
Packaging Materials	293,123	224,318
Prepaid Expenses	6,640	10,137
Total Current Assets	926,764	834,195

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	886,341	867,691
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,262,414	1,243,764
Less: Accumulated Depreciation and Amortization	(1,149,835)	(1,111,377)
Total Property and Equipment, Net	112,579	132,387

OTHER LONG-TERM ASSETS
Right of Use Assets	196,126	259,293
Total Long-Term Assets	308,705	391,680

Total Assets	$1,235,469	$1,225,875

The accompanying notes are an integral part of the consolidated financial statements.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2022 AND 2021

	June 30,	June 30,
	2022	2021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$135,705	$40,274
Current Maturities of Notes Payable	120,000	124,730
Current Maturities of Lease Liability	67,351	63,137
Accrued Expenses	32,598	26,285
Refund Liability Owed to Customers	8,209	9,794
Deferred Income	1,299	1,299
Total Current Liabilities	365,162	265,519

LONG-TERM LIABILITIES
Lease Liabilities, Less Current Maturities	128,775	196,156
Deferred Income	2,271	3,570
Total Long-Term Liabilities	131,046	199,726

Total Liabilities	496,208	465,245

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,430,000 and $2,400,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,385,000 and $2,355,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,428,928 and $5,370,395, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $884,750 and $875,211, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,726,735)	(5,705,366)
Total Stockholders’ Equity	739,261	760,630

Total Liabilities and Stockholders’ Equity	$1,235,469	$1,225,875

The accompanying notes are an integral part of the consolidated financial statements.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

JUNE 30, 2022 AND 2021

	For the Years Ended
	June 30,
	2022	2021
SALES	$3,064,443	$2,960,357

COST OF SALES	2,198,765	1,911,697
Gross Profit on Sales	865,678	1,048,660

OPERATING EXPENSES
Selling	321,992	320,775
General and Administrative	565,950	541,725
Total Operating Expenses	887,942	862,500

Income (Loss) from Operations	(22,264)	186,160

OTHER INCOME (EXPENSE)
Miscellaneous Income	4,957	8,758
Gain on Extinguishment of Debt (Note 3)	—	171,500
Interest Expense	(4,062)	(2,685)
Total Other Income, net	895	177,573

Income (Loss) before Income Taxes	(21,369)	363,733

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME (LOSS)	$(21,369)	$363,733

EARNINGS (LOSS) PER SHARE
Basic	$(0.15)	$0.24

Diluted	$(0.15)	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JUNE 30, 2022 AND 2021

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, July 1, 2020	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(6,069,099)	$396,897

Net Income	—	—	—	—	—	—	363,733	363,733

BALANCE, June 30, 2021	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,705,366)	760,630

Net Loss	—	—	—	—	—	—	(21,369)	(21,369)

BALANCE, June 30, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,726,735)	$739,261

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	For the Year Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Collections from Customers	$3,119,909	$2,906,017
Cost of Sales, Selling, General and Administrative Expenses Paid	(3,086,093)	(3,038,048)
Interest Paid	(4,062)	(2,685)
Net Cash Provided by (Used by) Operating Activities	29,754	(134,716)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(18,628)	(15,880)
Net Cash Used by Investing Activities	(18,628)	(15,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line of Credit	375,000	395,000
Principal Payments on Line of Credit	(375,000)	(275,000)
Principal Payments on Notes Payable	(4,730)	(15,679)
Net Cash Provided By (Used by) Financing Activities	(4,730)	104,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,396	(46,275)

Cash and Cash Equivalents - Beginning of Period	7,115	53,390

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,511	$7,115

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES
Net Income (Loss)	$(21,369)	363,733
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used by) Operating Activities:
Depreciation and Amortization	38,436	39,987
Allowance for Bad Debts	(14,000)	1,777
Deferred Income Amortization	(1,299)	(1,299)
Gain on Extinguishment of Debt	—	(171,500)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	69,466	(54,340)
Inventories	(145,136)	(306,655)
Prepaid Expenses	3,497	(2,484)
Accounts Payable	95,431	(7,631)
Refund Liability Owed to Customers	(1,585)	(382)
Accrued Expenses	6,313	4,078

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	$29,754	$(134,716)

The accompanying notes are an integral part of the consolidated financial statements.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2022 and 2021 was $134,620 and $115,587, respectively.

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

(22)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 1       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Receivables (Continued)

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of amounts that will not be collected. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the aging of the trade receivables. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than the historical experience, management’s estimates of the recoverability of amounts due to the Company could be adversely affected. All accounts or portions thereof deemed to be uncollectible, or that require an excessive collection cost, are written off to the allowance for doubtful accounts.

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

Property and Equipment

The Company’s property and equipment is recorded at cost and is being depreciated on straight-line method over the following estimated useful lives:

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

Paycheck Protection Program Note

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

(23)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 1       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income taxes are provided using the liability method for temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred income tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred income tax assets are only recognized if it is more likely than not that a tax position will be realized or sustained upon examination by the relevant taxing authority. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of relevant information. Deferred income tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. Based on the facts, the Company has determined it necessary to reduce their deferred income tax asset with a valuation allowance due to it being more likely than not that the Company will not be able to realize all of the deferred income tax assets.

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by ASC 740, Income Taxes. As of June 30, 2022 and 2021, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2022 and 2021.

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

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 1       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The majority of the Company’s revenue is derived by fulfilling customer orders for the purchase of our products, including 1) a candy bar marketed under the trade name “Cherry Mash” and 2) coconut, peanut, chocolate, and fudge confectioneries. The Company recognizes revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon shipment to the customer. Shipping and handling costs incurred to ship product to the customer are recorded within cost of sales. Amounts billed and due from our customers are classified as trade receivables on the balance sheet and require payment on a short-term basis. Generally, individual orders from customers are accounted for as a single performance obligation.

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized for the year ended June 30, 2022 and 2021 resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the financial statements.

The majority of the Company’s products are confectionery and confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. The Company operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment. Advertising is expensed when incurred and considered as a component of revenue. Advertising expense was $7,115 and $18,011 for the years ended June 30, 2022 and 2021, respectively.

The various divisions of revenue are as follows:

	2022	2021
SALES
Chase Candy	$1,849,227	$1,868,899
Seasonal Candy	1,215,216	1,091,458
Total	$3,064,443	$2,960,357

(25)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 2       FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five-year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five-year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2022 and 2021, deferred revenue of $1,299 was amortized into miscellaneous income.

NOTE 3       NOTES PAYABLE

The Company’s long-term debt at June 30, 2022 and 2021 consists of:

		June 30,	June 30,
Payee	Terms	2022	2021
Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2023, with a variable interest rate at prime but not less than 5%. The line of credit is collateralized by substantially all assets of the Company.	$120,000	$120,000

Toyota Credit	$444 monthly payments, interest of 6.49%; matured May 2022, secured by a vehicle.	—	4,730

	Total	120,000	124,730
	Less Current Portion	120,000	124,730
	Long-Term Portion	$—	$—

During fiscal year 2020, the Company received a Small Business Administration Paycheck Protection Program (PPP) Promissory Note totaling $171,500. This loan was fully forgiven during December 2020 and a gain on extinguishment of debt has been recognized as other income.

(26)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 4       CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2022 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2022 and 2021 totaled $8,717,238 and $8,589,166, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2022 and 2021:

	For the Year Ended
	June 30,
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

(27)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 5       INCOME TAXES

Management believes the income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the years ended June 30, 2021, 2020, and 2019 are subject to examination by the Internal Revenue Service taxing authority.

The sources of deferred income tax assets and liabilities at June 30, 2022 and 2021 are as follows:

	June 30,	June 30,
	2022	2021
Deferred tax assets:
Bad Debt Allowance	200	3,600
Deferred Income	900	1,200
Contribution Carryover	500	—
Net operating loss carryforwards	38,900	38,600
	40,500	43,400
Deferred tax liabilities:
Book/Tax Difference on Property and Equipment	(10,000)	(18,000)
	(10,000)	(18,000)

Net deferred tax asset before valuation allowance	30,500	25,400

Valuation allowance:
Beginning balanace	(25,400)	(77,232)
(Increase) Decrease during the period	(5,100)	51,832
Ending balance	(30,500)	(25,400)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income (loss) for the years ended June 30, 2022 and 2021 due to the following:

	For the Years Ended
	June 30,
	2022	2021
Computed at statutory rate	$(4,487)	$76,384

Increase (decrease) resulting from:
Nondeductible Meals & Entertainment	—	9
PPP Loan Forgivenss Income	—	(36,015)
State income taxes - net of federal tax benefit	(675)	6,076
Change in deferred tax asset valuation allowance	5,100	(51,832)
Other	62	5,378

Actual tax provision	$—	$—

The Company has available at June 30, 2022, $161,212 of net unused operating losses that may be carried forward and applied against future taxable income. Within this amount of net operating loss carryforwards, $54,902 expires on June 30, 2038, the remaining balance does not expire.

(28)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 6       EARNINGS (LOSS) PER SHARE

The earnings (loss) per share for the years ended June 30, 2022 and 2021, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	For the Years Ended
	June 30,
	2022	2021
Net Income (Loss)	$(21,369)	$363,733

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Income (Loss) attributable to Common Stockholders	$(149,441)	$235,661

Weighted Average Shares - Basic	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$(0.15)	$0.24

Diluted Earnings (Loss) per Share	$(0.15)	$0.18

Contingently issuable shares were not included in the 2022 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

The following table details out the contingently issuable shares for the years ended June 30, 2022 and 2021. For 2022 and 2021, the contingently issuable shares were not included in diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

	2022	2021
Shares Issuable Upon Conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

NOTE 7       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended
	June 30,
	2022	2021
Cash Paid for:
Interest	$4,062	$2,685

(29)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 8       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility, located in St. Joseph, Missouri under an operating lease from an entity that is owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years. The Company does not believe that exercise of the renewal option is reasonably assured, and has not included the additional five years in the lease term. The lease currently requires payments of $6,500 per month.

Operating lease right-of-use assets and liabilities were recognized upon adoption of the lease standard based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 2.75 years and the present value of the lease payments is calculated using the lessor’s implicit rate of 6.43%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and nonlease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $78,000 for the year ended June 30, 2022, of which, $71,565 is included in cost of sales and $6,435 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of June 30, 2022 are as follows:

Twelve Months Ending June 30,	Amount
2023	$78,000
2024	78,000
2025	58,500
Total Lease Payments	214,500
Less: Imputed Interest	(18,374)
Total Lease Liabilities	$196,126

As of June 30, 2022, the Company had raw materials purchase commitments with six vendors totaling approximately $120,000.

NOTE 9       DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 10     CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2022 and 2021, three customers accounted for 50% and 55%, respectively , of the sales. As of June 30, 2022 and 2021, these same three customers accounted for 49% and 54%, respectively, of trade receivables. The effects of the COVID-19 pandemic are further discussed below in Note 11. After considering the impact of the COVID-19 pandemic, the Company does not anticipate significant changes to the concentration of credit risk in the next 12 months.

(30)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

NOTE 11     CURRENT ECONOMIC CONDITIONS

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

The potential impact to the Company’s consolidated financial statements could occur as early as the first quarter of fiscal year ending June 30, 2023 and include, but not limited to: impairment of long lived assets; including property and equipment and operating lease right-of-use assets related to the Company’s fair value and collectability of receivables and other financial assets.

The Company monitors significant events occurring after June 30, 2022 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

(31)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9ACONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s principal executive, who is also the chief financial and accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

(32)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

ITEM 9ACONTROLS AND PROCEDURES (CONTINUED)

Management’s Report on Internal Control over Financial Reporting (Continued)

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due for the following reasons:

●	The Company has an ineffective control environment due to the lack of the necessary corporate accounting resources with SEC financial reporting experience to ensure consistent, complete and accurate financial reporting, as well as disclosure controls and procedures. The Company has outsourced the financial reporting function to a qualified accounting firm; however, the Company does not have the internal resources to maintain appropriate disclosure controls and procedures.

●	The Company has limited resources to ensure that necessary internal controls are implemented and followed throughout the Company. The limited resources result in a lack of adequate segregation of duties relating to the authorization, recognition, capture, and review of transactions, facts, circumstances and events that could have a material impact on the Company’s financial reporting process.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that in management’s estimates are reasonably likely to materially affect the Company’s internal controls over financial reporting subsequent to the date of the evaluation.

ITEM 9B OTHER INFORMATION

None

(33)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

		Periods of Service
Name	Age	as Director	Terms
Barry M. Yantis	77	1980 to Present	One Year
Brian A. Yantis	74	July 16, 1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	77	43	Until Successor Elected
Brian A. Yantis	74	30	Until Successor Elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for 43 years, 13 years as Vice-President and 30 years as President. He has been on the board of directors for 43 years and has been associated with the candy business for 47 years.

Brian A. Yantis, Secretary has been an officer of the Company since May 1992. Until retiring in 2011, he had been associated with the insurance business for 37 years and was a Vice-President of Aon Risk Services in Chicago, Illinois for 22 years.

(2)	The directors and executive officers listed above are also the directors and executive officers of Dye Candy Company.

(d)Involvement in Certain Legal Proceedings

Not applicable

(e)Audit Committee Financial Expert

The board of directors are not considered audit committee financial experts, but do effectively operate as the audit committee.

(34)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

ITEM 10DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE (CONTINUED)

(f)Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors, and employees of the Company. The Code of Business Conduct and Ethics will be provided to any person without charge upon request.

ITEM 11EXECUTIVE COMPENSATION

(a)General

Executive officers are compensated for their services as set forth in the Summary Compensation Table. These salaries are approved yearly by the board of directors.

(b)Summary Compensation Table

					Long-Term Compensation

Name and				Other	Restricted
Principal	Fiscal			Annual	Stock	Option	LTIP	All Other
Position	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis	1)06-30-22	$113,333	—	$2,640	—	—	—	—
Barry M. Yantis	1)06-30-21	102,500	—	2,240	—	—	—	—
Barry M. Yantis	1)06-30-20	116,507	—	2,340	—	—	—	—

1) CEO, President and Treasurer

2) No other compensation than that which is listed in compensation table.

3) No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)Option/SAR grants table

Not applicable

(d)Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable

(e)Long-term incentive plan awards table

Not applicable

(f)Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings.

(35)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

ITEM 11EXECUTIVE COMPENSATION (CONTINUED)

(g)Employment contracts and termination of employment and change in control arrangements

No employment contracts exist with any executive officers. In addition, there are no contracts currently in place regarding termination of employment or change in control arrangements.

(h)Report on repricing of option/SARs

Not applicable

(i)	Additional information with respect to compensation committee interlocks and insider participation in compensation decisions

The registrant has no formal compensation committee. The board of directors, Brian A. Yantis and Barry M. Yantis (all current officers of the Company) annually approve the compensation of Barry M. Yantis, CEO, President and Treasurer.

(j)Board compensation committee report on executive compensation

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
	Value: Series B, $5 Convertible

(36)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS (CONTINUED)

(1)	Includes 120,477 and 60,244 shares, respectively, which could be received within 30 days upon conversion of preferred stock.

(2)	Reflects the percentage assuming the preferred shares above were converted into common stock.

(c)	No Known Change of Control is Anticipated

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the 2005 fiscal year to provide office and manufacturing facilities with a limited liability company that is owned by the son of the Chief Executive Officer of the Company. The annual rent is $78,000.

(b)Certain business relationships

 Not applicable

(c)Indebtedness of management

 Not applicable

(d)Transactions with promoters

 Not applicable

ITEM 14PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2022 and 2021:

	2022	2021
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$102,963	$112,819
HoganTaylor LLP	15,000	—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

(37)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

PART IV

ITEM 15EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Consolidated Financial Statements:		Page

	Index to Consolidated Financial Statements		14

	Report of the Independent Registered Public Accounting Firm (Current)		15

	Report of the Independent Registered Public Accounting Firm (Predecessor)		16

	Consolidated Balance Sheets		17-18

	Consolidated Statements of Operations		19

	Consolidated Statements of Stockholders’ Equity		20

	Consolidated Statements of Cash Flows		21

	Notes to Consolidated Financial Statements		22-31

2.	Consolidated Financial Statement Schedules:

	None

3.	Exhibits:

	The exhibits listed below are filed with or incorporated by reference in this report.

	The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

	3.1	Articles of Incorporation of Chase General Corporation

	3.2	Bylaws

	The following are Exhibits attached or explanations included in “Notes to Consolidated Financial Statements” in Part II of this report:

	4.	Instruments defining the rights of security holders including indentures - Refer to Note 4.

	11.	Computation of loss per share - Refer to Note 6.

	21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.

	31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(38)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

32.1	Certification of Chairman of the Board, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements for the year ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended June 30, 2022 and 2021, (iii) Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

(39)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION (Registrant)

Date:	September 23, 2022	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 23, 2022
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brian A. Yantis		September 23, 2022
Brian A. Yantis	Secretary and Director

(40)