Form 10-Q
period 2022-09-30
CHASE GENERAL CORP
filed 2022-11-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE months ENDED SEPTEMBER 30, 2022

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2022	2022

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$—	$13,511
Trade Receivables, Net of Allowance for Doubtful Accounts of $1,185 and $948, respectively	970,766	141,336
Inventories:
Finished Goods	191,612	360,225
Goods in Process	21,122	18,603
Raw Materials	147,600	93,326
Packaging Materials	226,017	293,123
Prepaid Expenses	36,708	6,640
Total Current Assets	1,593,825	926,764

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	886,341	886,341
Trucks and Autos	158,632	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,262,414	1,262,414
Less: Accumulated Depreciation	(1,157,801)	(1,149,835)
Total Property and Equipment, Net	104,613	112,579

Other Long-Term Assets:
Right of Use Assets	179,691	196,126
Total Long-Term Assets	284,304	308,705

Total Assets	$1,878,129	$1,235,469

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	September 30,	June 30,
	2022	2022

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Outstanding Checks in Excess of Bank Balance	$19,858	$—
Accounts Payable	310,875	135,705
Lines-of-credit	450,000	120,000
Current Maturities of Lease Liability	68,440	67,351
Accrued Expenses	58,739	32,598
Refund Liability Owed to Customers	30,028	8,209
Deferred Income	1,299	1,299
Total Current Liabilities	939,239	365,162

LONG-TERM LIABILITIES
Lease Liabilities, Less Current Maturities	111,251	128,775
Deferred Income	1,947	2,271
Total Long-Term Liabilities	113,198	131,046

Total Liabilities	1,052,437	496,208

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,437,500 and $2,430,000, respectively)	500,000	500,000
Series B (Liquidation Preference $2,392,500 and $2,385,000, respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,443,562 and $5,428,928, respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $887,135 and $884,750, respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,640,304)	(5,726,735)
Total Stockholders’ Equity	825,692	739,261

Total Liabilities and Stockholders’ Equity	$1,878,129	$1,235,469

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2022	2021
SALES	$1,182,202	877,576

COST OF SALES	786,501	582,867
Gross Profit on Sales	395,701	294,709

OPERATING EXPENSES
Selling	99,340	85,890
General and Administrative	206,369	159,438
Total Operating Expenses	305,709	245,328

Income from Operations	89,992	49,381

OTHER INCOME (EXPENSE)
Miscellaneous Income	366	368
Interest Expense	(3,927)	(2,637)
Total Other Income (Expense)	(3,561)	(2,269)

Income before Income Taxes	86,431	47,112

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME	$86,431	$47,112

EARNINGS PER SHARE
Basic	$0.06	$0.02

Diluted	$0.04	$0.02

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JULY 1, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,726,735)	$739,261

Net Income	—	—	—	—	—	—	86,431	86,431

BALANCE, SEPTEMBER 30, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,640,304)	$825,692

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, JULY 1, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,705,366)	$760,630

Net Income	—	—	—	—	—	—	47,112	47,112

BALANCE, SEPTEMBER 30, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,658,254)	$807,742

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$86,431	$47,112
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	7,966	9,680
Allowance for Bad Debts	237	300
Deferred Income Amortization	(324)	(324)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(829,667)	(470,449)
Inventories	178,926	(22,475)
Prepaid Expenses	(30,068)	(21,490)
Accounts Payable	175,170	194,124
Refund Liability Owed to Customers	21,819	18,206
Accrued Expenses	26,141	30,268
Net Cash Used in Operating Activities	(363,369)	(215,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Outstanding Checks in Excess of Bank Balance	19,858	—
Proceeds from Lines-of-Credit	330,000	215,000
Principal Payments on Notes Payable	—	(1,263)
Net Cash Provided by Financing Activities	349,858	213,737

DECREASE IN CASH AND CASH EQUIVALENTS	(13,511)	(1,311)

Cash and Cash Equivalents - Beginning of Period	13,511	7,115

CASH AND CASH EQUIVALENTS - END OF PERIOD	$—	$5,804

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2022 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2022 and for the three months ended September 30, 2021 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2022. The results of operations for the three months ended September 30, 2022 and cash flows for the three months ended September 30, 2022 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

Revenue Recognition

The majority of our revenue is derived by fulfilling customer orders for the purchase of our products, including 1) a candy bar marketed under the trade name “Cherry Mash” and 2) coconut, peanut, chocolate, and fudge confectioneries. The Company recognizes revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon shipment to the customer. Shipping and handling costs incurred to ship product to the customer are recorded within cost of sales. Amounts billed and due from our customers are classified as trade receivables on the consolidated balance sheet and require payment on a short-term basis. Generally, individual orders from customers are accounted for as a single performance obligation.

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

For the three months ended September 30,

	2022	2021
Sales - Chase Candy	$432,504	$366,788
Sales - Seasonal Candy	749,698	510,788
Sales	$1,182,202	$877,576

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Subsequent Events

No other events have occurred subsequent to September 30, 2022, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2022.

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

	Three Months Ended
	September 30,
	2022	2021
Net Income	$86,431	$47,112

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Income - Common Stockholders	$54,413	$15,094

Weighted Average Shares - Basic	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic Earnings per Share	$0.06	$0.02

Diluted Earnings per Share	$0.04	$0.02

Cumulative Preferred Stock dividends in arrears at September 30, 2022 and 2021 totaled $8,749,256 and $8,621,184, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Three Months Ended
	September 30,
	2022	2021
6% Convertible:
Series A	$19	$19
Series B	$19	$18
5% Convertible:
Series A	$73	$72
Series B	$73	$72

The 6% convertible prior cumulative preferred stock may, upon thirty days prior notice, be redeemed by the Corporation at $5.25 per share plus unpaid accrued dividends to date of redemption. In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends. It may be exchanged for common stock at the option of the shareholders in the ratio of four common shares for one share of Series A and 3.75 common shares for one share of Series B.

The Company has the privilege of redemption of 5% convertible cumulative preferred stock at $21 per share plus unpaid accrued dividends. In the event of voluntary or involuntary liquidation, holders of this stock are entitled to receive $20 per share plus unpaid accrued dividends. It may be exchanged for common stock at the option of the shareholders, in the ratio of 3.795 common shares for one of preferred.

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 3        LINES-OF-CREDIT

The Company’s debt consists of:

		September 30,	June 30,
Payee	Terms	2022	2022
Nodaway Valley Bank	$150,100 line-of-credit agreement expiring on January 4, 2023, with an interest rate of 5.75%. The line of credit is collateralized by substantially all assets of the Company.	$100,000	$—

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2023, with a variable interest rate at prime but not less than 5%. The line of credit is collateralized by substantially all assets of the Company.	350,000	120,000

	Total	450,000	120,000
	Less Current Portion	450,000	120,000
	Long-Term Portion	$—	$—

Subsequent to September 30, 2022, the prime rate of interest increased to 7.00%

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded no income tax provision for the three month period ended September 30, 2022 due to net operating loss carryforwards as of June 30, 2022 that are available to offset taxable income in the current period.  A valuation allowance has been placed on the remaining net operating loss carryforward.  The Company recognized no liability for unrecognized tax benefits at September 30, 2022.  The Company has no material tax positions at September 30, 2022, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at September 30, 2022.  The Company’s federal income tax returns for the fiscal years ended 2020, 2021, and 2022 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2022	2021
Cash Paid for:
Interest	$—	$70

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 6      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and lines-of-credit. There are no significant differences between the carrying value and fair value of any of these financial instruments.

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

Operating lease right-of-use assets and lease liabilities were recognized upon adoption of the lease standard based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 2.5 years and the present value of the lease payments is calculated using the lessor’s implicit rate of 6.43%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $19,500 for the three months ended September 30, 2022, of which, $17,891 is included in cost of sales and $1,609 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of September 30, 2022 are as follows:

Twelve Months Ending September 30,	Amount
2023	$78,000
2024	78,000
2025	39,000
Total Lease Payments	195,000
Less: Imputed Interest	15,309
Total Lease Liabilities	$179,691

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 8       CURRENT ECONOMIC CONDITIONS

The COVID-19 pandemic is having significant effects on global markets, supply chains, businesses, and communities. The Company put preparedness plans in place at the manufacturing facility. They have adjusted the number of people allowed at the facilities, enforced social distancing, maintained proper sanitation protocol and have asked that any high-risk employees or employees feeling ill to not come in. The office and sales staff continues to work, while adhering to social distancing guidelines, implementing flexible hours, reducing person-to-person interaction and increasing safety measures.

The Company believes we have sufficient liquidity to satisfy current cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that the business can continue to operate during these uncertain times.

The potential impact to the Company’s consolidated financial statements could occur as early as the second quarter of fiscal year ending June 30, 2023 and include, but not limited to: impairment of long-lived assets, including property and equipment and operating lease right-of-use assets related to the Company’s fair value; and receivables and other financial assets.

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

The Company’s business, like that of many other confectionary product manufacturers, is seasonal. Historically, the Company has realized more of its revenue and earnings in the second fiscal quarter, which includes the majority of the holiday shopping season, than in any other fiscal quarter.

RESULTS OF OPERATIONS - Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended
	September 30,
	2022	2021
Sales	100%	100%
Cost of Sales	67%	66%
Gross Profit on Sales	33%	34%
Operating Expenses	26%	28%
Income from Operations	7%	6%
Other Income, Net	—%	—%
Net Income before Income Taxes	7%	6%
Income Tax Provision (Benefit)	—%	—%
Net Income	7%	6%

SALES

Sales increased $304,626 or 35% for the three months ended September 30, 2022 to $1,182,202 compared to $877,576 for the three months ended September 30, 2021. Sales for Chase Candy increased $65,716 to $432,504 for the three months ended September 30, 2022, compared to $366,788 for the three months ended September 30, 2021. Sales for Seasonal Candy increased $238,910 to $749,698 for the three months ended September 30, 2022, compared to $510,788 for the three months ended September 30, 2021

The 18% increase in sales of Chase Candy of $65,716 for the three months ended September 30, 2022 over the same period ended September 30, 2021, is primarily due to the effect of the following: 1) increased net sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $15,000 to existing customers; 2) increased net sales of approximately $30,000 for the Mini Mash L278/L212 segments to existing customers; and 3) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $20,000 versus the same period a year ago primarily due to increased orders from existing customers which also reflects price increases that were instituted in the third quarter of fiscal year 2022.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

The 47% increase in sales of Seasonal Candy of $238,910 for the three months ended September 30, 2022 over the same period ended September 30, 2021, is primarily due to the effect of the following: 1) increased sales to existing customers in the regular produce category by approximately $80,000 versus the same period a year ago; 2) increased sales to existing customers in the clamshell division by approximately $110,000 versus the same period a year ago; and 3) increased sales in the bulk seasonal division by approximately $50,000 versus the same period a year ago, primarily due to increased sales to existing customers which also reflects price increases that were instituted in the third quarter of fiscal year 2022.

COST OF SALES

Cost of sales increased $203,634 to $786,501 or 67% of sales for the three months ended September 30, 2022, compared to $582,867 or 66% of sales for the three months ended September 30, 2021.

The 35% increase in cost of sales of $203,634 is primarily due to the increased sales as well as increased cost of raw materials.  The raw material cost of chocolate increased 26% and raw material price of peanuts increased by 7%.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2022 increased $13,450 to $99,340, which is 8% of sales, compared to $85,890, or 10% of sales for the three months ended September 30, 2021.

The increase of $13,450 in selling expenses for the three months ended September 30, 2022 is primarily due to higher commissions. Commissions expense increased approximately $13,000 to approximately $57,000 for this period from approximately $44,000 for the three months ended September 30, 2021, primarily due to increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2022 increased $46,931 to $206,369 and 18% of sales, compared to $159,438 or 18% of sales for the three months ended September 30, 2021.

The increase of $46,931 in general and administrative expenses for the three months ended September 30, 2022 is primarily due to increases in professional fees and insurance costs.  Professional fees increased approximately $40,000 to approximately $115,000 for this period from approximately $75,000 for the three months ended September 30, 2021 primarily due to increased audit and consulting fees.  Insurance expense increased approximately $4,500 to approximately $42,500 for this period from approximately $38,000 for the three months ended September 30, 2021 primarily due to increases in rates.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

OTHER INCOME (EXPENSE)

Other expense increased by $1,292 for the three months ended September 30, 2022 to ($3,561), compared to ($2,269) for the three months ended September 30, 2021.

The majority of this change can be attributed to an increase in interest expense of approximately $1,300.

PROVISION FOR INCOME TAXES

The Company recorded no income tax provision for the three months ended September 30, 2022 due to the net operating loss carryforward as of June 30, 2022 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the remaining net operating loss carryforward.

NET INCOME

The Company reported net income for the three months ended September 30, 2022 of $86,431, compared to net income of $47,112 for the three months ended September 30, 2021. This increase of $39,319 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2022 and September 30, 2021, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended September 30, 2022 was $54,413 which is a increase of $39,319 as compared to net income applicable to common stockholders for the three months ended September 30, 2021 of $15,094.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Three Months Ended
	September 30,
	2022	2021
Net Cash Used in Operating Activities	$(363,369)	$(215,048)
Net Cash Provided by Financing Activities	$349,858	$213,737

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2023. The $363,369 of cash used by operating activities for the three months ended September 30, 2022 is fully detailed in the condensed consolidated statement of cash flows. The $349,858 of cash provided by financing activities for the three months ended September 30, 2022 is fully detailed in the condensed consolidated statement of cash flows.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

LIQUIDITY AND CAPITAL RESOURCES (cont.)

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Gross margins, compared to quarter ended September 30, 2021 have decreased slightly, primarily due to the fluctuations in these raw material prices; however, margins in the first quarter of fiscal year 2023 have increased from the margins for the year ended June 30, 2022. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices. Management believes that the projected cash flow from operations combined with the availability on the line of credit and the Company’s ability to generate positive working capital will be sufficient to meet its funding requirements for the foreseeable future.

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

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

ITEM 1.LEGAL PROCEEDINGS

None.

ITEM 1A.RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at September 30, 2022 is $8,749,256.

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

Exhibit 101

The following financial statements for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations for the Three months Ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2022 and 2021, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 14, 2022	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(18)