Form 10-Q
period 2022-12-31
CHASE GENERAL CORP
filed 2023-02-10
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 10, 2023, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX months ENDED DECEMBER 31, 2022

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2022	2022

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$332,615	$13,511
Trade Receivables, Net of Allowance for Doubtful Accounts of $1,422 and $948, respectively	225,198	141,336
Inventories:
Finished Goods	33,497	360,225
Goods in Process	20,753	18,603
Raw Materials	166,594	93,326
Packaging Materials	219,409	293,123
Prepaid Expenses	40,978	6,640
Total Current Assets	1,039,044	926,764

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	886,341	886,341
Trucks and Autos	168,933	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,272,715	1,262,414
Less: Accumulated Depreciation	(1,106,243)	(1,149,835)
Total Property and Equipment, Net	166,472	112,579

Other Long-Term Assets:
Right of Use Assets	162,990	196,126
Total Long-Term Assets	329,462	308,705

Total Assets	$1,368,506	$1,235,469

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	December 31,	June 30,
	2022	2022

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$64,802	$135,705
Current Maturities of Note Payable	13,164	120,000
Current Maturities of Lease Liability	69,546	67,351
Accrued Expenses	16,284	32,598
Refund Liability Owed to Customers	19,500	8,209
Deferred Income	1,299	1,299
Total Current Liabilities	184,595	365,162

LONG-TERM LIABILITIES
Note Payable, Less Current Maturities	37,736	—
Lease Liability, Less Current Maturities	93,444	128,775
Deferred Income	1,622	2,271
Total Long-Term Liabilities	132,802	131,046

Total Liabilities	317,397	496,208

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,445,000 and $2,430,000, respectively)	500,000	500,000
Series B (Liquidation Preference $2,400,000 and $2,385,000, respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,458,195 and $5,428,928, respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $889,519 and $884,750, respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,414,887)	(5,726,735)
Total Stockholders’ Equity	1,051,109	739,261

Total Liabilities and Stockholders’ Equity	$1,368,506	$1,235,469

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2022	2021
SALES	$1,260,019	1,220,732

COST OF SALES	782,581	839,163
Gross Profit on Sales	477,438	381,569

OPERATING EXPENSES
Selling	109,196	98,019
General and Administrative	140,167	168,867
Total Operating Expenses	249,363	266,886

Income from Operations	228,075	114,683

OTHER INCOME (EXPENSE)
Miscellaneous Income	408	413
Interest Expense	(3,066)	(1,391)
Total Other Income (Expense)	(2,658)	(978)

Income before Income Taxes	225,417	113,705

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME	$225,417	$113,705

EARNINGS PER SHARE
Basic	$0.20	$0.08

Diluted	$0.11	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
	December 31,
	2022	2021
SALES	$2,442,221	2,098,308

COST OF SALES	1,569,082	1,422,030
Gross Profit on Sales	873,139	676,278

OPERATING EXPENSES
Selling	208,536	183,909
General and Administrative	346,536	328,305
Total Operating Expenses	555,072	512,214

Income from Operations	318,067	164,064

OTHER INCOME (EXPENSE)
Miscellaneous Income	774	781
Interest Expense	(6,993)	(4,028)
Total Other Income (Expense)	(6,219)	(3,247)

Income before Income Taxes	311,848	160,817

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME	$311,848	$160,817

EARNINGS PER SHARE
Basic	$0.26	$0.10

Diluted	$0.16	$0.08

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, October 1, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,640,304)	$825,692

Net Income, three months ended December 31, 2022	—	—	—	—	—	—	225,417	225,417

BALANCE, December 31, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,414,887)	$1,051,109

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, October 1, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,658,254)	$807,742

Net Income, three months ended December 31, 2021	—	—	—	—	—	—	113,705	113,705

BALANCE, December 31, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,544,549)	$921,447

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, July 1, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,726,735)	$739,261

Net Income, six months ended December 31, 2022	—	—	—	—	—	—	311,848	311,848

BALANCE, December 31, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,414,887)	$1,051,109

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, July 1, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,705,366)	$760,630

Net Income, six months ended December 31, 2021	—	—	—	—	—	—	160,817	160,817

BALANCE, December 31, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,544,549)	$921,447

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$311,848	$160,817
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	19,173	19,358
Allowance for Bad Debts	474	(14,474)
Deferred Income Amortization	(649)	(649)
Gain on Sale of Property and Equipment	(17,500)	—
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(84,336)	19,553
Inventories	325,024	228,950
Prepaid Expenses	(34,338)	(13,974)
Accounts Payable	(70,903)	35,408
Refund Liability Owed to Customers	11,291	5,635
Accrued Expenses	(16,314)	(12,945)
Net Cash Provided by Operating Activities	443,770	427,679

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Property and Equipment	(4,666)	—
Net Cash Used in Investing Activities	(4,666)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Lines-of-Credit	330,000	255,000
Principal Payments on Lines-of-Credit	(450,000)	(375,000)
Principal Payments on Note Payable	—	(2,547)
Net Cash Used in Financing Activities	(120,000)	(122,547)

INCREASE IN CASH AND CASH EQUIVALENTS	319,104	305,132

Cash and Cash Equivalents - Beginning of Period	13,511	7,115

CASH AND CASH EQUIVALENTS - END OF PERIOD	$332,615	$312,247

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2022 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2022 and for the three and six months ended December 31, 2021 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2022. The results of operations for the three and six months ended December 31, 2022 and cash flows for the six months ended December 31, 2022 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

For the three months ended December 31,

	2022	2021
Sales - Chase Candy	$542,579	$544,639
Sales - Seasonal Candy	717,440	676,093
Sales	$1,260,019	$1,220,732

For the six months ended December 31,

	2022	2021
Sales - Chase Candy	$974,832	$911,399
Sales - Seasonal Candy	1,467,389	1,186,909
Sales	$2,442,221	$2,098,308

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Subsequent Events

Other than what is disclosed in Note 3, no other events have occurred subsequent to December 31, 2022, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2022.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net Income	$225,417	$113,705	$311,848	$160,817

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income - Common Stockholders	$193,399	$81,687	$247,812	$96,781

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings per Share	$0.20	$0.08	$0.26	$0.10

Diluted Earnings per Share	$0.11	$0.06	$0.16	$0.08

Cumulative Preferred Stock dividends in arrears at December 31, 2022 and 2021 totaled $8,781,274 and $8,653,202, respectively. Total dividends in arrears, on a per share basis, consist of the following:

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

NOTE 3       NOTE PAYABLE AND LINES-OF-CREDIT

The Company’s debt consists of:

		December 31,	June 30,
Payee	Terms	2022	2022
Nodaway Valley Bank	$150,100 line-of-credit agreement expiring on January 4, 2023, with an interest rate of 5.75%. The line of credit is collateralized by substantially all assets of the Company.	$—	$—

Nodaway Valley Bank	$350,000 line-of-credit agreement expiring on January 4, 2023, with a variable interest rate at prime but not less than 5%. The line of credit is collateralized by substantially all assets of the Company.	—	120,000

Ford Motor Credit Company, LLC	$1,126 monthly payments, interest of 2.90%; final payment due November 2026, secured by a vehicle	50,900	—

	Total	50,900	120,000
	Less Current Portion	13,164	120,000
	Long-Term Portion	$37,736	$—

Subsequent to the quarter ended December 31, 2022, the two line-of-credit agreements above were combined for a total borrowing base of $500,000 with a variable interest rate at prime but not less than 5%, maturing on January 4, 2024.

Future minimum payments for the twelve months ending December 31 are:

December 31,	Amount
2023	$13,164
2024	12,581
2025	12,951
2026	12,204
Total	$50,900

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded no income tax provision for the three and six month period ended December 31, 2022 due to net operating loss carryforwards as of June 30, 2022 that are available to offset taxable income in the current period.  A valuation allowance has been placed on the remaining net operating loss carryforward.  The Company recognized no liability for unrecognized tax benefits at December 31, 2022.  The Company has no material tax positions at December 31, 2022, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at December 31, 2022.  The Company’s federal income tax returns for the fiscal years ended 2020, 2021, and 2022 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2022	2021
Supplemental Cash Flows Information
Interest paid	$6,809	$4,028
Note Payable obligation incurred for equipment	$50,900	$—

NOTE 6      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables, payables, note payable and lines-of-credit. There are no significant differences between the carrying value and fair value of any of these financial instruments.

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

Operating lease right-of-use assets and lease liabilities were recognized upon adoption of the lease standard based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 2.25 years and the present value of the lease payments is calculated using the lessor’s implicit rate of 6.43%. Operating lease expense is recognized on a straight-line basis over the lease term.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $39,000 for the six months ended December 31, 2022, of which, $35,782 is included in cost of sales and $3,218 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of December 31, 2022 are as follows:

Twelve Months Ending December 31,	Amount
2023	$78,000
2024	78,000
2025	19,500
Total Lease Payments	175,500
Less: Imputed Interest	12,510
Total Lease Liabilities	$162,990

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

The Company’s business, like that of many other confectionary product manufacturers, is seasonal. Historically, the Company has realized more of its sales and earnings in the second fiscal quarter, which includes the majority of the holiday shopping season, than in any other fiscal quarter.

RESULTS OF OPERATIONS - Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021, and Six Months Ended December 31, 2022 Compared to Six Months Ended December 31, 2021

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Sales	100%	100%	100%	100%
Cost of Sales	62%	69%	64%	68%
Gross Profit on Sales	38%	31%	36%	32%
Operating Expenses	20%	22%	23%	24%
Income from Operations	18%	9%	13%	8%
Other Income, Net	—%	—%	—%	—%
Net Income before Income Taxes	18%	9%	13%	8%
Income Tax Provision (Benefit)	—%	—%	—%	—%
Net Income	18%	9%	13%	8%

SALES

Sales increased $39,287 or 3% for the three months ended December 31, 2022 to $1,260,019 compared to $1,220,732 for the three months ended December 31, 2021. Sales for Chase Candy decreased $2,060 to $542,579 for the three months ended December 31, 2022, compared to $544,639 for the three months ended December 31, 2021. Sales for Seasonal Candy increased $41,347 to $717,440 for the three months ended December 31, 2022, compared to $676,093 for the three months ended December 31, 2021.

The 3% increase in sales is mostly attributed to the increase in sales of Seasonal Candy of $41,347 for the three months ended December 31, 2022 over the same period ended December 31, 2021 as the overall change in sales for Chase Candy was relatively flat.  This increase in Seasonal Candy sales is primarily due to the increased sales to existing customers in the clamshell division by approximately $38,000 versus the same period a year ago due a price increase implemented in July 2022.  Additionally, the bulk seasonal division and regular produce category also experienced small increases of sales to existing customer for net increase of approximately $3,000.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

Sales increased $343,913 or 16% for the six months ended December 31, 2022 to $2,442,221 compared to $2,098,308 for the six months ended December 31, 2021. Sales for Chase Candy increased $63,433 to $974,832 for the six months ended December 31, 2022, compared to $911,399 for the six months ended December 31, 2021. Sales for Seasonal Candy increased $280,480 to $1,467,389 for the six months ended December 31, 2022, compared to $1,186,909 for the six months ended December 31, 2021.

The 7% increase in sales of Chase Candy of $63,433 for the six months ended December 31, 2022 over the same period ended December 31, 2021, is primarily due to price increases that took effect in January 2022 and strong first quarter sales which resulted in: 1) increased net sales of approximately $40,000 for the Mini Mash L278/L212 segments to existing customers; 2) increased net sales of the L100/L200/SK2100 Cherry Mash Merchandisers segment by approximately $3,000 to existing customers; 3) increased sales of the L276 Cherry Mash Distributors Pack segment by approximately $12,000 versus the same period a year ago primarily due to increased orders from existing customers; 4) increased sales of the L279/L299 Bulk Mini Mash segment by approximately $8,000 versus the same period a year ago to existing customers.

The 24% increase in sales of Seasonal Candy of $280,480 for the six months ended December 31, 2022 over the same period ended December 31, 2021, is primarily due to a price increase in July 2022 which resulted in the following: 1) increased sales to existing customers in the regular produce category by approximately $80,000 versus the same period a year ago 2) increased sales to existing customers in the clamshell division by approximately $154,000 versus the same period a year ago and 3) increased sales to existing customers in the bulk seasonal division by approximately $58,000 versus the same period a year ago; offset by increases in promotional billbacks by approximately $12,000.

COST OF SALES

The cost of sales decreased $56,582 to $782,581 or 62% of related sales for the three months ended December 31, 2022, compared to $839,163 or 69% of related sales for the three months ended December 31, 2021.

The 7% decrease in cost of sales of $56,582 is primarily due to cost savings on purchases of packing materials.  The reduction in cost of sales as a percentage of sales is related to price increases implemented in July 2022.

The cost of sales increased $147,052 to $1,569,082 or 64% of related sales for the six months ended December 31, 2022, compared to $1,422,030 or 68% of related sales for the six months ended December 31, 2021.

The 10% increase in cost of sales of $147,052 is primarily due to an increase in sales as well as increased cost of raw materials.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.  The Company was able to increase their sales prices in January 2022 for Chase Candy products and July 2022 for Seasonal Candy products to mitigate increasing raw material prices.  This increase in pricing also resulted in the increase in gross margin.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2022 increased $11,177 to $109,196, which is 9% of sales, compared to $98,019, or 8% of sales for the three months ended December 31, 2021.

The increase of $11,177 in selling expenses for the three months ended December 31, 2022 is primarily due to increased shipping costs, depreciation and contributions. Shipping costs increased approximately $5,000 for the three months ended December 31, 2022, primarily due to increased sales. Depreciation expense increased approximately $3,000 primarily due to the purchase of a new vehicle.  The Company also made additional contributions of approximately $2,000 for the three months ended December 31, 2022.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

Selling expenses for the six months ended December 31, 2022 increased $24,627 to $208,536, which is 9% of sales, compared to $183,909, or 9% of sales for the six months ended December 31, 2021.

SELLING EXPENSES (cont.)

The increase of $24,627 in selling expenses for the six months ended December 31, 2022 is primarily due to increases in commissions, shipping, and promotions as a result of increase in sales and increases in depreciation expense due to the purchase of new vehicle.   Shipping costs increased approximately $5,000, commissions expense increased approximately $14,000 and promotions expense increased approximately $3,000 for this period.  Depreciation expense increased approximately $3,000 for this period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2022 decreased $28,700 to $140,167 and 11% of sales, compared to $168,867 or 14% of sales for the three months ended December 31, 2021.

The decrease of $28,700 in general and administrative expenses for the three months ended December 31, 2022 is primarily due to a gain on sale of property and equipment of $17,500 plus decreases in professional fees offset by a reduction of $15,000 in the allowance for bad debt recorded in the three month period ended December 31, 2021.  Increases in other miscellaneous general and administrative expense offset the decrease in professional fees.  Professional fees decreased approximately $31,000 for this period primarily due to decreased audit and consulting fees.

General and administrative expenses for the six months ended December 31, 2022 increased $18,231 to $346,536 and 14% of sales, compared to $328,305 or 16% of sales for the six months ended December 31, 2021.

The increase of $18,231 in general and administrative expenses for the six months ended December 31, 2022 is primarily due to an increase in professional and insurance fees of approximately $15,000 offset by a gain on sale of property and equipment of $17,500 and $15,000 related to the reduction in allowance for bad debt recorded in the six month period ended December 31, 2021.  Increases in other miscellaneous general and administrative also attributed to the increase.

OTHER INCOME (EXPENSE)

Other income (expense) increased by $1,680 for the three months ended December 31, 2022 to ($2,658), compared to ($978) for the three months ended December 31, 2021.

Other income (expense) increased by $2,972 for the six months ended December 31, 2022 to ($6,219) compared to ($3,247) for the six months ended December 31, 2021.

The majority of this change can be attributed to an increase in interest expense.

PROVISION FOR INCOME TAXES

The Company recorded no income tax provision for the three months ended December 31,2022 due to the net operating loss carryforward as of June 30, 2022 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the remaining net operating loss carryforward.

NET INCOME

The Company reported a net income for the three months ended December 31, 2022 of $225,417, compared to a net income of $113,705 for the three months ended December 31, 2021. This increase of $111,712 is explained above.  The Company

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

reported a net income for the six months ended December 31, 2022 of $311,848, compared to a net income of $160,817 for the six months ended December 31, 2021. This increase of $151,031 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2022 and December 31, 2021, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2022 and December 31, 2021, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2022 was $193,399 which is an increase of $111,712 as compared to the net income applicable to common stockholders for the three months ended December 31, 2021 of $81,687.

Net income applicable to common stockholders for the six months ended December 31, 2022 was $247,812 which is an increase of $151,031 as compared to the net income applicable to common stockholders for the six months ended December 31, 2021 of $96,781.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Six Months Ended
	December 31,
	2022	2021
Net Cash Provided by Operating Activities	$443,770	$427,679
Net Cash Used in Investing Activities	$(4,666)	$—
Net Cash Used in Financing Activities	$(120,000)	$(122,547)

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2023. The $443,770 of cash provided by operating activities for the six months ended December 31, 2022 is fully detailed in the condensed consolidated statement of cash flows. The $4,666 of cash used in investing activities and the $120,000 of cash used in financing activities for the six months ended December 31, 2022 is fully detailed in the condensed consolidated statement of cash flows.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Gross margins, compared to quarter ended December 31, 2021 have increased slightly, primarily due to cost savings measures implemented in fiscal year 2023; margins in the second quarter of fiscal year 2023 have increased from the margins for the year ended June 30, 2022 and the first quarter ended September 30, 2022. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices. Management believes that the projected cash flow from operations combined with the availability on the line of credit and the Company’s ability to generate positive working capital will be sufficient to meet its funding requirements for the foreseeable future.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at December 31,2022 is $8,781,274.

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

Exhibit 101

The following financial statements for the quarter ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations for the Three months Ended December 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Operations for the Six months Ended December 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2022 and 2021, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 10, 2023	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(20)