Form 10-Q
period 2023-03-31
CHASE GENERAL CORP
filed 2023-05-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2023

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2023	2022

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$176,088	$13,511
Trade Receivables, Net of Allowance for Doubtful Accounts of $1,659 and $948, Respectively	252,658	141,336
Inventories:
Finished Goods	58,531	360,225
Goods in Process	18,793	18,603
Raw Materials	129,499	93,326
Packaging Materials	243,232	293,123
Prepaid Expenses	30,910	6,640
Total Current Assets	909,711	926,764

PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	886,341	886,341
Trucks and Autos	170,378	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,274,160	1,262,414
Less: Accumulated Depreciation	(1,065,209)	(1,149,835)
Total Property and Equipment, Net	208,951	112,579

OTHER LONG-TERM ASSETS
Right-of-use Asset	425,091	196,126
Total Long-Term Assets	634,042	308,705

Total Assets	$1,543,753	$1,235,469

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	March 31,	June 30,
	2023	2022

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$55,619	$135,705
Current Maturities of Notes Payable	12,311	120,000
Current Maturities of Lease Liability	47,319	67,351
Accrued Expenses	34,426	32,598
Refund Liability Owed to Customers	11,000	8,209
Deferred Income	1,299	1,299
Total Current Liabilities	161,974	365,162

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	34,625	—
Lease Liability, Less Current Maturities	377,772	128,775
Deferred Income	1,297	2,271
Total Long-Term Liabilities	413,694	131,046

Total Liabilities	575,668	496,208

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,452,500 and $2,430,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,407,500 and $2,385,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,472,828 and $5,428,928, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $891,904 and $884,750, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,497,911)	(5,726,735)
Total Stockholders’ Equity	968,085	739,261

Total Liabilities and Stockholders’ Equity	$1,543,753	$1,235,469

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
SALES	$507,918	565,035

COST OF SALES	413,581	417,064
Gross Profit on Sales	94,337	147,971

OPERATING EXPENSES
Selling	69,973	75,451
General and Administrative	107,592	138,287
Total Operating Expenses	177,565	213,738

Loss from Operations	(83,228)	(65,767)

OTHER INCOME (EXPENSE)
Miscellaneous Income	559	546
Interest Expense	(355)	(29)
Total Other Income, net	204	517

Loss before Income Taxes	(83,024)	(65,250)

INCOME TAX BENEFIT (PROVISION)	—	—

NET LOSS	$(83,024)	$(65,250)

LOSS PER SHARE
Basic	$(0.12)	$(0.10)

Diluted	$(0.12)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2023	2022
SALES	$2,950,139	2,663,343

COST OF SALES	1,982,663	1,839,094
Gross Profit on Sales	967,476	824,249

OPERATING EXPENSES
Selling	278,509	259,360
General and Administrative	454,128	466,592
Total Operating Expenses	732,637	725,952

Income from Operations	234,839	98,297

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,333	1,327
Interest Expense	(7,348)	(4,057)
Total Other Expense, net	(6,015)	(2,730)

Income before Income Taxes	228,824	95,567

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME	$228,824	$95,567

EARNINGS (LOSS) PER SHARE
Basic	$0.14	$(0.00)

Diluted	$0.11	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, January 1, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,414,887)	$1,051,109

Net Loss, three months ended March 31, 2023	—	—	—	—	—	—	(83,024)	(83,024)

BALANCE, March 31, 2023	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,497,911)	968,085

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, January 1, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,544,549)	$921,447

Net Loss, three months ended March 31, 2022	—	—	—	—	—	—	(65,250)	(65,250)

BALANCE, March 31, 2022	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,609,799)	856,197

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, July 1, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,726,735)	$739,261

Net Income, nine months ended March 31, 2023	—	—	—	—	—	—	228,824	228,824

BALANCE, March 31, 2023	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,497,911)	968,085

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, July 1, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,705,366)	$760,630

Net Income, nine months ended March 31, 2022	—	—	—	—	—	—	95,567	95,567

BALANCE, March 31, 2022	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,609,799)	856,197

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$228,824	$95,567
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	30,897	28,935
Allowance for Bad Debts	711	(14,237)
Deferred Income Amortization	(974)	(974)
Gain on Sale of Property and Equipment	(43,681)	—
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(112,033)	(8,312)
Inventories	315,222	175,280
Prepaid Expenses	(24,270)	(8,489)
Accounts Payable	(80,086)	95,455
Refund Liability Owed to Customers	2,791	8,199
Accrued Expenses	1,828	(1,794)
Net Cash Provided by Operating Activities	319,229	369,630

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(60,688)	—
Proceeds from disposal of property and equipment	28,000	—
Net Cash Used in Investing Activities	(32,688)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Lines-of-Credit	330,000	255,000
Principal Payments on Line-of-Credit	(450,000)	(375,000)
Principal Payments on Notes Payable	(3,964)	(3,852)
Net Cash Used in Financing Activities	(123,964)	(123,852)

INCREASE IN CASH AND CASH EQUIVALENTS	162,577	245,778

Cash and Cash Equivalents - Beginning of Period	13,511	7,115

CASH AND CASH EQUIVALENTS - END OF PERIOD	$176,088	$252,893

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2022 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2023 and for the three and nine months ended March 31, 2022 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2022. The results of operations for the three and nine months ended March 31, 2023 and cash flows for the nine months ended March 31, 2023 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

For the three months ended March 31,

	2023	2022
Sales - Chase Candy	$496,012	$552,692
Sales - Seasonal Candy	11,906	12,343
Sales	$507,918	$565,035

For the nine months ended March 31,

	2023	2022
Sales - Chase Candy	$1,465,662	$1,458,699
Sales - Seasonal Candy	1,484,477	1,204,644
Sales	$2,950,139	$2,663,343

Recently Issued Pronouncements

There have been no newly issued or newly applicable accounting pronouncements that have, or are expected to have, a significant impact on the Company’s consolidated financial statements.

Subsequent Events

No events have occurred subsequent to March 31, 2023, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2023.

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

	Three Months Ended		Nine Months Ended
	March 31st		March 31,
	2023	2022	2023	2022
Net Income (Loss)	$(83,024)	$(65,250)	$228,824	$95,567

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Income (Loss) - Common Stockholders	$(115,042)	$(97,268)	$132,770	$(487)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$(0.12)	$(0.10)	$0.14	$(0.00)

Diluted (Anti-Diluted) Earnings (Loss) per Share	$(0.12)	$(0.10)	$0.11	$(0.00)

Cumulative Preferred Stock dividends in arrears at March 31, 2023 and 2022 totaled $8,813,292 and $8,685,220, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31,
	2023	2022
6% Convertible:
Series A	$19	$19
Series B	$19	$19
5% Convertible:
Series A	$74	$73
Series B	$74	$73

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

NOTE 2       EARNINGS PER SHARE (cont.)

The Company has the privilege of redemption of 5% convertible cumulative preferred stock at $21 per share plus unpaid accrued dividends. In the event of voluntary or involuntary liquidation, holders of this stock are entitled to receive $20 per share plus unpaid accrued dividends. It may be exchanged for common stock at the option of the shareholders, in the ratio of 3.795 common shares for one of 5% convertible preferred stock.

NOTE 3       NOTE PAYABLE AND LINES-OF-CREDIT

The Company’s debt consists of:

		March 31,	June 30,
Payee	Terms	2023	2022
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 4, 2024, with a variable interest rate at prime but not less than 5%. The line of credit is collateralized by substantially all assets of the Company.	$—	$—

Nodaway Valley Bank	$350,000 line-of-credit agreement expired on January 4, 2023, with a variable interest rate at prime but not less than 5%. The line of credit is collateralized by substantially all assets of the Company.	—	120,000

Ford Motor Credit Company, LLC	$1,126 monthly payments, interest of 2.90%; final payment due November 2026, secured by a vehicle	46,936	—

	Total	46,936	120,000
	Less Current Portion	12,311	120,000
	Long-Term Portion	$34,625	$—

Future minimum payments for the twelve months ending March 31 are:

March 31,	Amount
2024	$12,311
2025	12,672
2026	13,045
2027	8,908
Total	$46,936

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded no income tax provision for the three and nine month period ended March 31, 2023 due to net operating loss carryforwards as of June 30, 2022 that are available to offset taxable income in the current period.  A valuation allowance has been placed on the remaining net operating loss carryforward.  The Company recognized no liability for unrecognized tax benefits at March 31, 2023.  The Company has no material tax positions at March 31, 2023, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at March 31, 2023.  The Company’s federal income tax returns for the fiscal years ended 2020, 2021, and 2022 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2023	2022
Supplemental Cash Flow Information
Interest paid	$7,348	$4,057
Right-of-use asset obtained in exchange for modification of operating lease liability	$279,072	$—
Notes Payable obligation incurred for equipment	$50,900	$—

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

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility located in St. Joseph, Missouri under an operating lease from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years.  During the period ended March 31, 2023, the Company determined the exercise of the renewal option is reasonably assured and has therefore remeasured the right-of-use asset and lease liability to include the additional five years at the current rate so that the new term expires on March 31, 2030. The lease currently requires payments of $6,500 per month, as noted the Company does not believe the payments in the renewal period will vary significantly from this current amount.

Operating lease right-of-use assets and lease liabilities were recognized upon adoption of the lease standard based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 7 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.6% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or lease liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Operating lease expenses and cash paid for operating lease liabilities were $58,500 for the nine months ended March 31, 2023, of which, $53,673 is included in cost of sales and $4,827 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of March 31, 2023 are as follows:

Twelve Months Ending March 31,	Amount
2024	$78,000
2025	78,000
2026	78,000
2027	78,000
2028	78,000
Thereafter	156,000
Total Lease Payments	546,000
Less: Imputed Interest	120,909
Total Lease Liabilities	$425,091

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022, and Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Sales	100%	100%	100%	100%
Cost of Sales	81%	74%	67%	69%
Gross Profit on Sales	19%	26%	33%	31%
Operating Expenses	35%	38%	25%	27%
Income (Loss) from Operations	(16)%	(12)%	8%	4%
Other Income, Net	—%	—%	—%	—%
Net Income (Loss) before Income Taxes	(16)%	(12)%	8%	4%
Income Tax Provision (Benefit)	—%	—%	—%	—%
Net Income (Loss)	(16)%	(12)%	8%	4%

SALES

Sales decreased $57,117 or 10% for the three months ended March 31, 2023 to $507,918 compared to $565,035 for the three months ended March 31, 2022. Sales for Chase Candy decreased $56,680 to $496,012 for the three months ended March 31, 2023, compared to $552,692 for the three months ended March 31, 2022. Sales for Seasonal Candy decreased $437 to $11,906 for the three months ended March 31, 2023, compared to $12,343 for the three months ended March 31, 2022.

The 10% decrease in sales is mostly attributable to the decrease in sales of Chase Candy of $56,680 for the three months ended March 31, 2023 over the same period ended March 31, 2022 as the overall change in sales for Seasonal Candy was relatively flat.  This decrease in Chase Candy sales is primarily due to decrease in quantities ordered from  one customer compared to a large order that occurred in the quarter ended March 31, 2022.  The Company was able to institute a 20% price increase toward the end of the second quarter, however, this Customer’s terms are unique and the price has not changed since the previous quarter ended March 31, 2022, as such the reduction in quantity purchased caused the decline in sales.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

Sales increased $286,796 or 11% for the nine months ended March 31, 2023 to $2,950,139 compared to $2,663,343 for the nine months ended March 31, 2022. Sales for Chase Candy increased $6,963 to $1,465,662 for the nine months ended March 31, 2023, compared to $1,458,699 for the nine months ended March 31, 2022. Sales for Seasonal Candy increased $279,833 to $1,484,477 for the nine months ended March 31, 2023, compared to $1,204,644 for the nine months ended March 31, 2022.

The 1% increase in sales of Chase Candy of $6,963 for the nine months ended
March 31, 2023 over the same period ended March 31, 2022, is primarily due to price increases that took effect in January 2022 and again in December 2022, plus strong first quarter sales reduced by the sales decrease in the quarter ended March 31, 2023 described above.

The 23% increase in sales of Seasonal Candy of $279,833 for the nine months ended March 31, 2023 over the same period ended March 31, 2022, is primarily due to a price increase in July 2022 which resulted in strong first and second quarter sales to existing customers offset by a relatively flat period of sales for the third quarter ended March 31, 2023.

COST OF SALES

The cost of sales decreased $3,483 to $413,581 but increased to 81% of related sales for the three months ended March 31, 2023, compared to $417,064 or 74% of related sales for the three months ended March 31, 2022.

The increase in cost of sales as a percentage of sales is related to increases in raw materials, labor and insurance costs.  Due to volatility in the regions where raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.  All employees were given a 5-10% raise at the end of January 2023.  The Company was able to increase their sales prices in both January 2022 and again for late December 2022 for the majority of customers for Chase Candy products and July 2022 for Seasonal Candy products to mitigate increasing prices.  This increase in pricing did not fully contribute to improving margins for the quarter ended March 31, 2023 because the price increases in late December 2022 were not fully implemented due to ongoing contractual pricing with certain customers.

The cost of sales increased $143,569 to $1,982,663 but decreased to 67% of related sales for the nine months ended March 31, 2023, compared to $1,839,094 or 69% of related sales for the nine months ended March 31, 2022.

The 8% increase in cost of sales of $143,569 is primarily due to an increase in sales.  Due to volatility in the regions where raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.  All employees were given a 5-10% raise at the end of January 2023.  The Company was able to increase its sales prices in both January 2022 and late December 2022 for Chase Candy products and July 2022 for Seasonal Candy products to mitigate increasing prices.  The increase in sales price resulted in the increase in gross margin for the nine months ended March 31, 2023.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2023 decreased $5,478 to $69,973, which is 14% of sales, compared to $75,451, or 13% of sales for the three months ended March 31, 2022.

The decrease of $5,478 in selling expenses for the three months ended March 31, 2023 is primarily due to decreased shipping costs and commissions of approximately $7,000 due to decline in sales offset by increases in depreciation expense of approximately $3,000, primarily due to the purchase of a new vehicle. The Company also had other small declines to miscellaneous other expenses in this cateogory that contributed further to the decrease for the three months ended March 31, 2023.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SELLING EXPENSES (cont.)

Selling expenses for the nine months ended March 31, 2023 increased $19,149 to $278,509, which is 9% of sales, compared to $259,360, or 10% of sales for the nine months ended March 31, 2022.

The increase of $19,149 in selling expenses for the nine months ended March 31, 2023 is primarily due to increases in commissions as a result of increase in sales and increases in depreciation expense due to the purchase of new vehicles.   Commissions expense increased approximately $11,000 and depreciation expense increased approximately $7,000 for this period, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2023 decreased $30,695 to $107,592 and 21% of sales, compared to $138,287 or 24% of sales for the three months ended March 31, 2022.

The decrease of $30,695 in general and administrative expenses for the three months ended March 31, 2023 is primarily due to a gain on sale of property and equipment of $26,181 plus decreases in professional fees.  Professional fees decreased approximately $13,500 for this period primarily due to decreased audit and consulting fees.  These decreases were offset by increases in other miscellaneous general and administrative expenses.

General and administrative expenses for the nine months ended March 31, 2023 decreased $12,464 to $454,128 and 15% of sales, compared to $466,592 or 18% of sales for the nine months ended March 31, 2022.

The decrease of $12,464 in general and administrative expenses for the nine months ended March 31, 2023 is primarily due to a gain on sale of property and equipment of $43,681 plus decreases in professional fees of approximately $5,500.  These amounts were offset by increases in other miscellaneous general and administrative expense in addition to increases in insurance fees of approximately $10,000, increase in labor costs of approximately $6,000, and $15,000 related to the reduction in allowance for bad debt recorded in the nine month period ended March 31, 2022.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $313 for the three months ended March 31, 2023 to $204, compared to $517 for the three months ended March 31, 2022.

Other income (expense) decreased by $3,285 for the nine months ended March 31, 2023 to $(6,015), compared to $(2,730) for the nine months ended March 31, 2022.

The majority of this change can be attributed to an increase in interest expense.

PROVISION FOR INCOME TAXES

The Company recorded no income tax provision for the three months ended March 31, 2023 due to the net operating loss carryforward as of June 30, 2022 that is available to offset taxable income in the current period with a corresponding valuation allowance placed on the remaining net operating loss carryforward.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2023 of $(83,024), compared to a net loss of $(65,250) for the three months ended March 31, 2022. This decrease of $17,774 is explained above.  The Company reported a net income for the nine months ended March 31, 2023 of $228,824, compared to a net income of $95,567 for the nine months ended March 31, 2022. This increase of $133,257 is explained above.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2023 and March 31, 2022, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2023 and March 31, 2022, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2023 was $(115,042) which is an increase of $17,774 as compared to the net loss applicable to common stockholders for the three months ended March 31, 2022 of $(97,268).

Net income (loss) applicable to common stockholders for the nine months ended March 31, 2023 was $132,770 which is an increase of $133,257 as compared to the net loss applicable to common stockholders for the nine months ended March 31, 2022 of $(487).

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flows for the fiscal period indicated.

	Nine Months Ended
	March 31,
	2023	2022
Net Cash Provided by Operating Activities	$319,229	$369,630
Net Cash Used in Investing Activities	$(32,688)	$—
Net Cash Used in Financing Activities	$(123,964)	$(123,852)

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2023. The $319,229 of cash provided by operating activities for the nine months ended March 31, 2023 is fully detailed in the condensed consolidated statement of cash flows. The $32,688 of cash used in investing activities and the $123,964 of cash used in financing activities for the nine months ended March 31, 2023 is fully detailed in the condensed consolidated statement of cash flows.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Gross margins, compared to quarter ended March 31, 2022 and the most recent quarter ended December 31, 2022 have declined, primarily due to increase in costs of raw materials and labor cost increases that began in early 2023 while price increases did not take effect until the current quarter when quantities ordered also declined; margins for the nine months ended March 31, 2023 have increased from the nine months ended March 31, 2022 and from the most recent year ended June 30, 2022. Management made sales price adjustments in the current quarter to correspond with changes in raw material prices and rising labor costs. Management believes that the projected cash flow from operations combined with the availability on the line of credit and the Company’s ability to generate positive working capital will be sufficient to meet its funding requirements for the foreseeable future.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

CRITICAL ACCOUNTING POLICIES

Forward-Looking Information

This report, as well as our other reports filed with the Securities and Exchange Commission (SEC), contains forward-looking statements made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The words “believe,” “estimate,” “anticipate,” “project,” “intend,” “expect,” “plan,” “outlook,” “forecast,” “may,” “will,” “should,” “continue,” “predict,” and similar expressions are intended to identify forward-looking statements. This report contains forward-looking statements regarding, among other topics, our expected financial position, results of operations, cash flows, strategy, and management’s plans and objectives. Accordingly, these forward-looking statements are based on assumptions about a number of important factors. While we believe that our assumptions about such factors are reasonable, such factors involve risks, and uncertainties that could cause actual results to be different from what appear here. These risk factors include: the estimation process for the retail inventory method of accounting, the ability to adequately pass through customers unanticipated future increases in raw material costs, decreased demand for products, expected orders that do not occur, loss of key customers, the impact of competition and price erosion as well as supply and manufacturing constraints, and other risks and uncertainties. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will prove accurate, and our actual results may differ materially from these forward-looking statements. We assume no obligation to update any forward-looking statements made herein.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at March 31, 2023 is $8,813,292.

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

Exhibit 101

The following financial statements for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Operations for the Nine months Ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2023 and 2022, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 12, 2023	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(20)