Form 10-K
period 2023-06-30
CHASE GENERAL CORP
filed 2023-09-26
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2023

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes ☐   No   ☒

Indicate by check mark whether the registrant has filed a report on and attestation to it management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit.   Yes ☐   No   ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐   No   ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Yes ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐   No   ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 26, 2023 (based on the last closing sale price as of December 31, 2022) was NO BID.

As of September 26, 2023, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

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

FOR THE YEAR ENDED JUNE 30, 2023

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

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy, grocery accounts, vendors, and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2023 and 2022, this division accounted for 57% and 60%, respectively, of the sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers and grocery accounts. For the years ended June 30, 2023 and 2022, this division accounted for 43% and 40%, respectively of the consolidated sales of Dye Candy Company.

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

FOR THE YEAR ENDED JUNE 30, 2023

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

Research and Development

The Company has not developed any new products for the years ended June 30, 2023 and 2022.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. Two suppliers accounted for more than 25% of the Company’s cost of sales for the year ended June 30, 2023 and one supplier accounted for more than 12% of the Company’s costs of sales for the year ended June 30, 2022.

Patents and Trademarks

The largest single revenue producing product, the “Cherry Mash” bar, is protected by a trademark registered with The United States Patent and Trademark Office. The Company considers this trademark significant to operations. This trademark expires in the year 2029.

Employees

As of June 30, 2023, the Company had 17 full-time employees. This expands to approximately 30 full-time personnel during the busy production months of August through December.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

ITEM 1 BUSINESS (CONTINUED)

Customers

For the years ended June 30, 2023 and 2022, one customer accounted for 42% and 40%, respectively, of sales. As of June 30, 2023 and 2022, that same customer accounted for 47% and 21%, respectively, of trade receivables. For the years ended June 30, 2023 and 2022, another customer and its affiliates accounted for 6% and 3%, respectively, of sales. As of June 30, 2023 and 2022, that same customer and its affiliates accounted for 12% and 13%, respectively, of trade receivables. For the years ended June 30, 2023 and 2022, another customer and its affiliates accounted for 6% of sales each year. As of June 30, 2023 and 2022, that same customer and its affiliates accounted for 5% and 15%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2023 and 2022. No other customers accounted for more than 10% of the Company’s trade receivables for the years ended June 30, 2023 and 2022.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company has evaluated the requirements of the Food Safety Modernization Act (FSMA). The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested, and processed. As of the fiscal year ended June 30, 2023 and through the filing of this form, management believes the Company is compliant with all FSMA requirements. Another inspection for compliance will be conducted by a third party within 12 months of year-end. Management does not anticipate any future significant expenditures in the next twelve months in this regard.

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

ITEM 1BUNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2023.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

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

Chase General Office and Dye Candy Company Operating Plant – This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity that is owned by the son of the Chief Executive Officer of the Company. The annual rental expense of this facility was $78,000 for each year ended June 30, 2023 and 2022.

The net book value of our premises, land and office, and production equipment totaled $198,130 and $112,579 at June 30, 2023 and 2022, respectively.

We believe both facilities are adequately covered by insurance.

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 26, 2023, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

FOR THE YEAR ENDED JUNE 30, 2023

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Overview

During fiscal year ended June 30, 2023, the Company’s sales were $3,446,234, as compared to sales of $3,064,443 for fiscal year ended June 30, 2022. The 12.5% increase in volume coupled with various price increases, 7.4% increase in cost of sales and 3.7% increase in operating expenses resulted in a change in profitability during the year, as reflected in the income from operations of $163,363 for fiscal year 2023 compared to the loss from operations of $22,264 for fiscal year 2022. Working capital increased $120,935 to $682,537 for the fiscal year 2023 from $561,602 for the fiscal year 2022 due primarily to an increase in accounts receivable.

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

Revenue Recognition

The Company recognizes revenues as product is shipped to customers. Sales are comprised of the total sales billed during the period, including shipping and handling charges to the customer, less the estimated returns, customer allowances, customer discounts, billbacks and advertising.

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

FOR THE YEAR ENDED JUNE 30, 2023

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth for the years indicated, the percentage of sales of certain items in the Company’s consolidated statements of operations for the years ended June 30, 2023 and 2022, respectively:

	For the Years Ended
	June 30,
	2023	2022
Sales	100%	100%
Cost of Sales	69%	72%
Gross Profit on Sales	31%	28%
Operating Expenses	27%	29%
Income (Loss) from Operations	4%	(1)%
Other Income, Net	—%	—%
Net Income (Loss) before Income Taxes	4%	(1)%
Income Tax Provision (Benefit)	—%	—%
Net Income (Loss)	4%	(1)%

Fiscal Year 2023 Compared to Fiscal Year 2022

Sales

During the year ended June 30, 2023, sales, net of returns and allowances, increased $381,791 or 12.5% as compared to the year ended June 30, 2022. Sales for Chase Candy products increased $107,431 or 5.8% to $1,956,658 for the year ended June 30, 2023 compared to $1,849,227 for the year ended June 30, 2022. Sales for Seasonal Candy products increased $274,360 or 22.6% to $1,489,576 for the year ended June 30, 2023 as compared to $1,215,216 for the year ended June 30, 2022.

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, L100/L200 Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 5.8% increase in sales of Chase Candy of $107,431 for the year ended June 30, 2023 over the same period ended June 30, 2022, is primarily due to the following: 1) price increases that took effect in December 2022 for the majority of customers 2) increased sales of the L278/L212 Mini Mash division by approximately $150,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, 3) increased sales of the L279/L299 Bulk Mini Mash division by approximately $5,000 versus the same period a year ago, primarily due to an increase in orders from existing customers, offset by 4) decreased sales of the L276 Cherry Mash Distributor Pack division by approximately $34,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 5) decreased sales of the Cherry Mash internet sales via the Company’s website by approximately $4,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers and 6) decreased sales of Cherry Mash Merchandisers division by approximately $7,500 versus the same period a year ago, primarily due to a decrease in orders from existing customers.

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2023 Compared to Fiscal Year 2022 (Continued)

Sales (Continued)

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 22.6% increase in sales of Seasonal Candy of $274,360 for the year ended June 30, 2023 over the same period ended June 30, 2022, is primarily due to a price increase in July 2022 which resulted in strong first and second quarter sales to existing customers offset by a relatively flat period of sales in the third and fourth quarters. Specifically by division, the following changes were noted 1) increased sales in the Chase clamshell seasonal division by approximately $150,000 versus the same period a year ago, primarily due to increased orders from existing customers, 2) increased sales in the generic seasonal division by approximately $75,000 due to increased orders from existing customers and 3) increased sales in the bulk seasonal division by approximately $50,000 versus the same period a year ago, primarily due to increased orders from existing customers.

Cost of Sales

Cost of sales for the year ended June 30, 2023, as compared to the year ended June 30, 2022, increased by 7.4%. The cost of sales increased $163,148 to $2,361,913 while decreasing to 68.5% of sales for the year ended June 30, 2023, compared to $2,198,765 or 71.8% of sales for the year ended June 30, 2022.

The 7.4% increase in cost of sales of $163,148 is related to increases in raw materials, labor and freight costs.  Due to volatility in the regions where raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

Labor costs, including wages, vacation pay and payroll taxes of $797,152 for the year ended June 30, 2023, increased 4.8% or $39,860 as compared to $757,292 for the year ended June 30, 2022 primarily due to increased production wages due to increased hours, bonuses, and pay rates compared to the same period ended June 30, 2022.  All employees were given a 5-10% raise at the end of January 2023.

Freight expense, including shipping and handling costs on goods shipped of $168,442 for the year ended June 30, 2023, increased 25.1% or $33,822 as compared to $134,620 for the year ended June 30, 2022 due primarily to inflationary impacts such as costs of fuel coupled with increase in quantities ordered.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2023 Compared to Fiscal Year 2022 (Continued)

Gross Profit on Sales

The gross profit increased 25.3% or $218,643 to $1,084,321 increasing to 31.5% of related sales for the year ended June 30, 2023, as compared to $865,678 or 28.3% of related sales for the year ended June 30, 2022, as a net result of the 7.4% increase in cost of sales described above, the 12.5% increase in sales and a price increase that was effective in early 2023.

Selling Expenses

Selling expenses for the year ended June 30, 2023 increased $21,742 to $343,734, which is 10% of sales, compared to $321,992 or 10.5% of sales for the year June 30, 2022. This increase is primarily due to increases in commissions as a result of increase in sales and increases in depreciation expense due to purchase of new vehicles. Commission expense increased $13,320 to $144,788 for the year ended June 30, 2023, as compared to $131,468 for the year ended June 30, 2022.  Depreciation expense increased $9,863 to $29,035 for the year ended June 30, 2023, as compared to $19,172 for the year ended June 30, 2022.  The above increase was offset by miscellaneous decreases in other costs associated with selling expenses.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2023 increased $11,274 to $577,224, which is 16.7% of sales, compared to $565,950 or 18.5% of sales for the year ended June 30, 2022. The increase is primarily due to increases in insurance fees of approximately $9,000, increases in labor costs of approximately $9,000, increases in dues and subscriptions of approximately $14,500, increase of $14,000 related to the reduction in allowance for bad debt recorded in the year ended June 30, 2022 plus $10,000 miscellaneous increases in other costs associated with general and administrative expenses.  These increases were further offset by a gain on sale of property and equipment of approximately $44,000.

Other Income (Expense)

Other income (expense) reflects expense of $(6,196) for the year ended June 30, 2023, as compared to income of $895 for the year ended June 30, 2022. This decrease of $7,091 in other income was primarily due to an increase in interest expense for the year ended June 30, 2023 due to rising interest rates and increased borrowings on the lines of credit during the year ended June 30, 2023.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2023 Compared to Fiscal Year 2022 (Continued)

Income Tax Benefit (Provision)

The Company recorded no income tax benefit for the years ended June 30, 2023 and 2022.

Net Income (Loss)

Net income for the year ended June 30, 2023 was $157,167, compared to a net loss for the year ended June 30, 2022 of $(21,369). This increase of $178,536 is the result of those items previously discussed.

Preferred Dividends

Preferred dividends were $128,072 for the years ended June 30, 2023 and June 30, 2022, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Net Income (Loss) Applicable to Common Stockholders

Net income (loss) applicable to common stockholders for the year ended June 30, 2023 was $29,095 which is an increase of $178,536 as compared to the net loss applicable to common stockholders for the year ended June 30, 2022 of $(149,441).

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	For the Years Ended
	June 30,
	2023	2022
Net Cash Provided by/(Used in) Operating Activities	$(52,524)	$29,754
Net Cash Used in Investing Activities	$(32,683)	$(18,628)
Net Cash Provided by/(Used in) Financing Activities	$82,991	$(4,730)

Management has made no material commitments for capital expenditures for fiscal 2023.  The cash provided by or used in operating, investing and financing activities for the year ended June 30, 2023 is fully detailed in the consolidated statement of cash flows.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2023 Compared to Fiscal Year 2022 (Continued)

Liquidity and Sources of Capital (Continued)

Overall cash and cash equivalents decreased $2,216 to $11,295 at June 30, 2023 from $13,511 at June 30, 2022.

At June 30, 2023, the Company’s accumulated deficit was $5,569,568, compared to an accumulated deficit of $5,726,735 as of June 30, 2022. Working capital as of June 30, 2023 increased $120,935 to $682,537 from $561,602 as of June 30, 2022.

The Company’s lease on its office and plant facility is effective through March 31, 2025, with an option to extend for an additional term of five years.  During the year ended June 30, 2023, the Company determined the exercise of the renewal option is reasonably assured and has therefore remeasured the right-of-use asset and lease liability to include the additional five years at the current rate so that the new term expires on March 31, 2030.  The lease currently requires payments of $6,500 per month.  The Company does not believe the payments in the renewal period will vary significantly from this current amount.  The facility is leased from an entity that is owned by the son of the Chief Executive Officer of the Company.

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

.

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 16 through 36 of this Form 10-K.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(14)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Chase General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chase General Corporation and its subsidiary (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ HoganTaylor LLP

We have served as the Company's auditor since 2022.

Oklahoma City, Oklahoma

September 26, 2023

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND 2022

	June 30,	June 30,
	2023	2022

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$11,295	$13,511
Trade Receivables, Net of Allowance for Doubtful Accounts of $1,896 and $948,
Respectively	253,900	141,336
Inventories:
Finished Goods	393,898	360,225
Goods in Process	9,156	18,603
Raw Materials	131,549	93,326
Packaging Materials	269,028	293,123
Prepaid Expenses	21,884	6,640
Total Current Assets	1,090,710	926,764

LONG-TERM ASSETS
Property and Equipment
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	886,341	886,341
Trucks and Autos	170,378	158,632
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,274,160	1,262,414
Less: Accumulated Depreciation and Amortization	(1,076,030)	(1,149,835)
Total Property and Equipment, Net	198,130	112,579
Right-of-Use Asset	413,595	196,126
Total Long-Term Assets	611,725	308,705

Total Assets	$1,702,435	$1,235,469

The accompanying notes are an integral part of the consolidated financial statements.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2023 AND 2022

	June 30,	June 30,
	2023	2022

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$100,754	$135,705
Current Maturities of Notes Payable	222,400	120,000
Current Maturities of Lease Liability	41,724	67,351
Accrued Expenses	31,996	32,598
Refund Liability Owed to Customers	10,000	8,209
Deferred Income	1,299	1,299
Total Current Liabilities	408,173	365,162

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	31,491	—
Lease Liability, Less Current Maturities	365,371	128,775
Deferred Income	972	2,271
Total Long-Term Liabilities	397,834	131,046

Total Liabilities	806,007	496,208

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,460,000 and $2,430,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,415,000 and $2,385,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,487,461 and $5,428,928, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $894,289 and $884,750, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,569,568)	(5,726,735)
Total Stockholders’ Equity	896,428	739,261

Total Liabilities and Stockholders’ Equity	$1,702,435	$1,235,469

The accompanying notes are an integral part of the consolidated financial statements.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	For the Years Ended
	June 30,
	2023	2022
SALES	$3,446,234	3,064,443

COST OF SALES	2,361,913	2,198,765
Gross Profit on Sales	1,084,321	865,678

OPERATING EXPENSES
Selling	343,734	321,992
General and Administrative	577,224	565,950
Total Operating Expenses	920,958	887,942

Income (Loss) from Operations	163,363	(22,264)

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,763	4,957
Interest Expense	(7,959)	(4,062)
Total Other Income (Expense), net	(6,196)	895

Income (Loss) before Income Taxes	157,167	(21,369)

INCOME TAX BENEFIT (PROVISION)	—	—

NET INCOME (LOSS)	$157,167	$(21,369)

EARNINGS PER SHARE
Basic and Diluted	$0.03	$(0.15)

The accompanying notes are an integral part of the consolidated financial statements.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2021	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,705,366)	$760,630

Net Loss	—	—	—	—	—	—	(21,369)	(21,369)

BALANCE, June 30, 2022	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,726,735)	739,261

Net Income	—	—	—	—	—	—	157,167	157,167

BALANCE, June 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,569,568)	$896,428

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	For the Years Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$157,167	$(21,369)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by/(Used in) Operating Activities:
Depreciation and Amortization	41,713	38,436
Allowance for Bad Debts	948	(14,000)
Deferred Income Amortization	(1,299)	(1,299)
Gain on Sale of Property and Equipment	(43,681)	—
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(113,512)	69,466
Inventories	(38,354)	(145,136)
Prepaid Expenses	(15,244)	3,497
Accounts Payable	(34,951)	95,431
Refund Liability Owed to Customers	1,791	(1,585)
Operating Lease Liabilities	(6,500)	—
Accrued Expenses	(602)	6,313
Net Cash Provided by/(Used in) Operating Activities	(52,524)	29,754

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Property and Equipment	28,000	—
Purchases of Property and Equipment	(60,683)	(18,628)
Net Cash Used in Investing Activities	(32,683)	(18,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Lines-of-Credit	565,000	375,000
Principal Payments on Line-of-Credit	(475,000)	(375,000)
Principal Payments on Notes Payable	(7,009)	(4,730)
Net Cash Provided by/(Used in) Financing Activities	82,991	(4,730)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,216)	6,396

Cash and Cash Equivalents - Beginning of Period	13,511	7,115

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,295	$13,511

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2023 and 2022 was $168,442 and $134,620, respectively.

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

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

(22)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by ASC 740, Income Taxes. As of June 30, 2023 and 2022, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2023 and 2022.

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

Reclassification

The Company has elected to present the statement of cash flows under the indirect method for the year ended June 30, 2023 and has applied this election retrospectively for the year ended June 30, 2022.

(23)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

NOTE 1       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The majority of the Company’s revenue is derived by fulfilling customer orders for the purchase of our products, including 1) a candy bar marketed under the trade name “Cherry Mash” and 2) coconut, peanut, chocolate, and fudge confectioneries. The Company recognizes revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon shipment to the customer. Shipping and handling costs incurred to ship product to the customer are recorded within cost of sales. Amounts billed and due from our customers are classified as trade receivables on the consolidated balance sheets and require payment on a short-term basis. Generally, individual orders from customers are accounted for as a single performance obligation.

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized for the year ended June 30, 2023 and 2022 resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the consolidated financial statements.

The majority of the Company’s products are confectionery and confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. The Company operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment. Advertising is expensed when incurred and considered as a component of revenue. Advertising expense was $20,121 and $7,115 for the years ended June 30, 2023 and 2022, respectively.

The various divisions of revenue are as follows:

	2023	2022
SALES
Chase Candy	$1,956,658	$1,849,227
Seasonal Candy	1,489,576	1,215,216
Total	$3,446,234	$3,064,443

(24)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

NOTE 2       FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five-year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five-year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2023 and 2022, deferred revenue of $1,299 was amortized into miscellaneous income.

NOTE 3       NOTES PAYABLE

The Company’s long-term debt at June 30, 2023 and 2022 consists of:

		June 30,	June 30,
Payee	Terms	2023	2022
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 4, 2024, with a variable interest rate at prime but not less than 5% (8.25% at June 30, 2023). The line of credit is collateralized by substantially all assets of the Company.	$210,000	$—

Nodaway Valley Bank	$350,000 line-of-credit agreement expired on January 4, 2023, with a variable interest rate at prime but not less than 5%. The line of credit is collateralized by substantially all assets of the Company.	—	120,000

Ford Motor Credit Company	$1,126 monthly payments, interest of 2.90%; final payment due November 2026, secured by a vehicle.	43,891	—

	Total	253,891	120,000
	Less Current Portion	222,400	120,000
	Long-Term Portion	$31,491	$—

Future minimum payments for the twelve months ending June 30 are:

June 30,	Amount
2024	$222,400
2025	12,764
2026	13,140
2027	5,587
Total	$253,891

(25)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

NOTE 4       CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2023 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2023 and 2022 totaled $8,845,310 and $8,717,238, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2023 and 2022:

	For the Year Ended
	June 30,
	2023	2022
6% Convertible:
Series A	$19	$19
Series B	$19	$19
5% Convertible:
Series A	$74	$73
Series B	$74	$73

The 6% convertible prior cumulative preferred stock may, upon 30 days prior notice, be redeemed by the Corporation at $5.25 a share plus unpaid accrued dividends to date of redemption. In the event of voluntary liquidation, holders of this stock are entitled to receive $5.25 per share plus accrued dividends. Cumulative preferred stock may be exchanged for common stock at the option of the shareholders in the ratio of 4 common shares for 1 share of Series A and 3.75 common shares for 1 share of Series B.

The Company has the privilege of redemption of 5% convertible cumulative preferred stock at $21.00 a share plus unpaid accrued dividends. In the event of voluntary or involuntary liquidation, holders of this stock are entitled to receive $20.00 a share plus unpaid accrued dividends. It may be exchanged for common stock at the option of the shareholders, in the ratio of 3.795 common shares for 1 of preferred.

(26)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

NOTE 5       INCOME TAXES

Management believes the income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the years ended June 30, 2022, 2021, and 2020 are subject to examination by the Internal Revenue Service taxing authority.

The sources of deferred income tax assets and liabilities at June 30, 2023 and 2022 are as follows:

	June 30,	June 30,
	2023	2022
Deferred tax assets:
Bad Debt Allowance	500	200
Deferred Income	500	900
Contribution Carryover	—	500
Other	6,000	—
Net operating loss carryforwards	20,600	38,900
	27,600	40,500
Deferred tax liabilities:
Book/Tax Difference on Property and Equipment	(27,600)	(10,000)
	(27,600)	(10,000)

Net deferred tax asset before valuation allowance	—	30,500

Valuation allowance:
Beginning balance	(30,500)	(25,400)
Decrease/(Increase) during the period	30,500	(5,100)
Ending balance	—	(30,500)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income (loss) for the years ended June 30, 2023 and 2022 due to the following:

	For the Years Ended
	June 30,
	2023	2022
Computed at statutory rate	$33,005	$(4,487)

Increase (decrease) resulting from:
State income taxes - net of federal tax benefit	4,966	(675)
Change in deferred tax asset valuation allowance	(30,500)	5,100
Other	(7,471)	62

Actual tax provision	$—	$—

The Company has available at June 30, 2023, $85,236 of net unused operating losses that may be carried forward and applied against future taxable income. These net operating loss carryforwards do not expire.

(27)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

NOTE 6       EARNINGS (LOSS) PER SHARE

The earnings (loss) per share for the years ended June 30, 2023 and 2022, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	For the Years Ended
	June 30,
	2023	2022
Net Income (Loss)	$157,167	$(21,369)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Income (Loss) attributable to Common Stockholders	$29,095	$(149,441)

Weighted Average Shares - Basic	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic and Diluted Earnings per Share	$0.03	$(0.15)

Contingently issuable shares were not included in the 2023 or 2022 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

The following table details out the contingently issuable shares for the years ended June 30, 2023 and 2022.

	2023	2022
Shares Issuable Upon Conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

NOTE 7       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended
	June 30,
	2023	2022
Supplemental Cash Flow Information:
Interest paid	$7,681	$4,062
Right-of-use asset obtained in exchange for modification of operating lease liability	$279,072	$—
Note Payable obligation incurred for vehicle	$50,900	$—

(28)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

NOTE 8       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility, located in St. Joseph, Missouri under an operating lease from an entity that is owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years.   During the period ended June 30, 2023, the Company determined the exercise of the renewal option is reasonably assured and has therefore remeasured the right-of-use asset and lease liability to include the additional five years at the current rate so that the new term expires on March 31, 2030. The lease currently requires payments of $6,500 per month, as noted the Company does not believe the payments in the renewal period will vary significantly from this current amount.

Operating lease right-of-use asset and liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 6.75 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.6% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and nonlease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Cash paid for the operating lease liability was $84,700 and operating lease expense was $78,000 for the year ended June 30, 2023, of which, $71,565 is included in cost of sales and $6,435 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of June 30, 2023 are as follows:

Twelve Months Ending June 30,	Amount
2024	$71,500
2025	78,000
2026	78,000
2027	78,000
2028	78,000
Thereafter	143,000
Total Lease Payments	526,500
Less: Imputed Interest	(119,405)
Total Lease Liabilities	$407,095

As of June 30, 2023, the Company had raw materials purchase commitments with eight vendors totaling approximately $275,000.

NOTE 9       DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

(29)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

NOTE 10     CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2023 and 2022, three customers accounted for 54% and 50%, respectively , of sales. As of June 30, 2023 and 2022, these same three customers accounted for 64% and 49%, respectively, of trade receivables.

NOTE 11     SUBSEQUENT EVENTS

The Company monitors significant events occurring after June 30, 2023 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

(30)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

Management, under the supervision of the Company’s principal executive, who is also the chief financial and accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

(31)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

ITEM 9ACONTROLS AND PROCEDURES (CONTINUED)

Management’s Report on Internal Control over Financial Reporting (Continued)

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the following reasons:

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

ITEM 9B OTHER INFORMATION

None

(32)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

		Periods of Service
Name	Age	as Director	Terms
Barry M. Yantis	78	1980 to Present	One Year
Brian A. Yantis	75	1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	78	44	Until Successor
			Elected
Brian A. Yantis	75	31	Until Successor
			Elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for 44 years, 13 years as Vice-President and 31 years as President. He has been on the board of directors for 44 years and has been associated with the candy business for 48 years.

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

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

(b)Summary Compensation Table

					Long-Term Compensation

				Other	Restricted
	Fiscal			Annual	Stock	Option	LTIP	All Other
Name	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis	6/30/2023	$123,334	—	$1,640	—	—	—	—
Barry M. Yantis	6/30/2022	113,333	—	2,640	—	—	—	—
Barry M. Yantis	6/30/2021	102,500	—	2,240	—	—	—	—

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

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

(b)Certain business relationships

 Not applicable

(c)Indebtedness of management

 Not applicable

(d)Transactions with promoters

 Not applicable

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2023 and 2022:

	2023	2022
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$15,000	$102,963
HoganTaylor LLP	102,150	15,000
Audit Related Fees	—	—
Tax Fees	—	—

Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

(36)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

PART IV

ITEM 15EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Consolidated Financial Statements:		Page

	Index to Consolidated Financial Statements		14

	Report of the Independent Registered Public Accounting Firm (PCAOB ID: 483)		15

	Consolidated Balance Sheets		16-17

	Consolidated Statements of Operations		18

	Consolidated Statements of Stockholders’ Equity		19

	Consolidated Statements of Cash Flows		20

	Notes to Consolidated Financial Statements		21-30

2.	Consolidated Financial Statement Schedules:

	None

3.	Exhibits:

	The exhibits listed below are filed with or incorporated by reference in this report.

	The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

	3.1	Articles of Incorporation of Chase General Corporation

	3.2	Bylaws

	The following are Exhibits attached or explanations included in “Notes to Consolidated Financial Statements” in Part II of this report:

	4.	Instruments defining the rights of security holders including indentures - Refer to Note 4.

	11.	Computation of earnings (loss) per share - Refer to Note 6.

	21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.

	31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(37)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

32.1	Certification of Chairman of the Board, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements for the year ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended June 30, 2023 and 2022, (iii) Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

(38)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION (Registrant)

Date:	September 26, 2023	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 26, 2023
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brian A. Yantis		September 26, 2023
Brian A. Yantis	Secretary and Director

(39)