Form 10-Q
period 2023-09-30
CHASE GENERAL CORP
filed 2023-11-13
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE months ENDED SEPTEMBER 30, 2023

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2023	2023

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$20,485	$11,295
Trade Receivables, Net of Allowance for Doubtful Accounts of $1,896	960,707	253,900
Inventories:
Finished Goods	365,352	393,898
Goods in Process	26,036	9,156
Raw Materials	163,360	131,549
Packaging Materials	273,438	269,028
Prepaid Expenses	4,162	21,884
Total Current Assets	1,813,540	1,090,710

LONG-TERM ASSETS
Property & Equipment
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	886,341	886,341
Trucks and Autos	170,378	170,378
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,274,160	1,274,160
Less: Accumulated Depreciation and Amortization	(1,086,973)	(1,076,030)
Total Property and Equipment, Net	187,187	198,130
Right-of-Use Asset	401,880	413,595
Total Long-Term Assets	589,067	611,725

Total Assets	$2,402,607	$1,702,435

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	September 30,	June 30,
	2023	2023

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$350,110	$100,754
Current Maturities of Notes Payable	612,490	222,400
Current Maturities of Lease Liability	42,646	41,724
Accrued Expenses	77,299	31,996
Refund Liability Owed to Customers	34,110	10,000
Deferred Income	1,299	1,299
Total Current Liabilities	1,117,954	408,173

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	28,337	31,491
Lease Liability, Less Current Maturities	352,734	365,371
Deferred Income	648	972
Deferred Income Taxes	7,065	—
Total Long-Term Liabilities	388,784	397,834

Total Liabilities	1,506,738	806,007

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,467,500 and $2,460,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,422,500 and $2,415,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,502,095 and $5,487,461, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $896,674 and $894,289, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,570,127)	(5,569,568)
Total Stockholders’ Equity	895,869	896,428

Total Liabilities and Stockholders’ Equity	$2,402,607	$1,702,435

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2023	2022
SALES	$1,110,799	1,182,202

COST OF SALES	797,020	786,501
Gross Profit on Sales	313,779	395,701

OPERATING EXPENSES
Selling	100,382	99,340
General and Administrative	199,096	206,369
Total Operating Expenses	299,478	305,709

Income from Operations	14,301	89,992

OTHER INCOME (EXPENSE)
Miscellaneous Income	357	366
Interest Expense	(7,473)	(3,927)
Total Other Income (Expense), net	(7,116)	(3,561)

Income before Income Taxes	7,185	86,431

INCOME TAX BENEFIT (PROVISION)	(7,744)	—

NET INCOME (LOSS)	$(559)	$86,431

EARNINGS (LOSS) PER SHARE
Basic	$(0.03)	$0.06

Diluted	$(0.03)	$0.04

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,726,735)	$739,261

Net Income, three months ended September 30, 2022	—	—	—	—	—	—	86,431	86,431

BALANCE, September 30, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,640,304)	$825,692

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,569,568)	$896,428

Net Loss, three months ended September 30, 2023	—	—	—	—	—	—	(559)	(559)

BALANCE, September 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,570,127)	$895,869

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(559)	$86,431
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by/(Used in) Operating Activities:
Depreciation and Amortization	10,943	7,966
Allowance for Bad Debts	—	237
Deferred Income Amortization	(324)	(324)
Deferred Income Taxes	7,065	—
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(706,807)	(829,667)
Inventories	(24,555)	178,926
Prepaid Expenses	17,722	(30,068)
Accounts Payable	249,356	175,170
Refund Liability Owed to Customers	24,110	21,819
Accrued Expenses	45,303	26,141
Net Cash Used in Operating Activities	(377,746)	(363,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Outstanding Checks in Excess of Bank Balance	—	19,858
Proceeds from Lines-of-Credit	290,000	330,000
Proceeds from Note Payable - Stockholder	100,000	—
Principal Payments on Notes Payable	(3,064)	—
Net Cash Provided by Financing Activities	386,936	349,858

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,190	(13,511)

Cash and Cash Equivalents - Beginning of Period	11,295	13,511

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,485	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2023 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2023 and for the three months ended September 30, 2022 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2023. The results of operations for the three months ended September 30, 2023 and cash flows for the three months ended September 30, 2023 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the financial position, results of operations, and cash flows for the periods have been included.

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

For the three months ended September 30,

	2023	2022
SALES
Chase Candy	$385,147	$432,504
Seasonal Candy	725,652	749,698
Total	$1,110,799	$1,182,202

Recently Issued Pronouncements

Effective July 1, 2023, the Company adopted ASU 2016-13, Financial Instrument – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments related to the impairment of financial instruments using the modified retrospective approach, which applies Topic 326 at the beginning of the earliest period presented. This guidance, commonly referred to as Current Expected Credit Loss (“CECL”), changes impairment recognition to a model that is based on expected losses rather than incurred losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables.  The Company evaluated and determined the amendment did not have a material affect on the condensed consolidated financial statements.

Subsequent Events

No other events have occurred subsequent to September 30, 2023, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2023.

(7)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 2       EARNINGS (LOSS) PER SHARE

The earnings (loss) per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings (loss) per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended
	September 30,
	2023	2022
Net Income (Loss)	$(559)	$86,431

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Income (Loss) attributable to Common Stockholders	$(32,577)	$54,413

Weighted Average Shares - Basic	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$(0.03)	$0.06

Diluted Earnings (Loss) per Share	$(0.03)	$0.04

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  All of the preferred stock, which is convertible into $1,033,334 shares of common stock were excluded at September 30, 2023 as its conversion would have an anti-dilutive effect.  Cumulative Preferred Stock dividends in arrears at September 30, 2023 and 2022 totaled $8,877,328 and $8,749,256, respectively. Total dividends in arrears, on a per share basis, consist of the following:

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

(unaudited)

NOTE 2       EARNINGS (LOSS) PER SHARE (cont.)

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

NOTE 3       NOTES PAYABLE

The Company’s notes payable consists of:

		September 30,	June 30,
Payee	Terms	2023	2023
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 4, 2024, with a variable interest rate at prime but not less than 5% (8.5% as of September 30, 2023). The line of credit is collateralized by substantially all assets of the Company.	$500,000	$210,000

Note Payable - Stockholder	$100,000 unsecured promissory note from stockholder due December 30, 2023, with interest rate at 8.25% per annum.	100,000	—

Ford Motor Credit Company	$1,126 monthly payments, interest of 2.90%; final payment due November 2026, secured by a vehicle.	40,827	43,891

	Total	640,827	253,891
	Less Current Portion	612,490	222,400
	Long-Term Portion	$28,337	$31,491

Future minimum payments for the twelve months ended September 30 are:

September 30,	Amount
2024	$612,490
2025	12,857
2026	13,235
2027	2,245
Total	$640,827

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded an income tax provision of $7,744 for the three months ended September 30, 2023 as the Company recognized a return to provision adjustment related to the recognition of a net deferred tax liability as well as federal and state income tax payable accounts.  As the company is utilizing 80% limited net operating loss, the current year taxable income is partially offset, resulting in a current tax liability.

The Company recognized a net deferred tax liability for unrecognized tax benefits and costs at September 30, 2023. The Company has no material tax positions at September 30, 2023, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at September 30, 2023. The Company’s federal income tax returns for the fiscal years ended 2021, 2022, and 2023 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2023	2022
Supplemental Cash Flow Information:
Interest paid	$313	$—

NOTE 6      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and lines-of-credit. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility located in St. Joseph, Missouri under an operating lease from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years. During the year ended June 30, 2023, the Company determined the exercise of the renewal option is reasonably assured and has therefore remeasured the right-of-use asset and lease liability to include the additional five years at the current rate so that the new term expires on March 31, 2030.  The lease currently requires payments of $6,500 per month, as noted the Company does not believe the payments in the renewal period will vary significantly from the current amount.

An operating lease right-of-use asset and lease liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 6.5 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.6% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and non-lease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Cash paid for operating lease liabilities was $19,500 and operating lease expense was $19,500 for the three months ended September 30, 2023, of which, $17,891 is included in cost of sales and $1,609 is included in general and administrative expenses.

Minimum annual payments required under the existing operating lease liability that has initial or remaining noncancelable terms in excess of one year as of September 30, 2023 is as follows:

Twelve Months Ending September 30,	Amount
2024	$71,500
2025	78,000
2026	78,000
2027	78,000
2028	78,000
Thereafter	123,500
Total Lease Payments	507,000
Less: Imputed Interest	(111,620)
Total Lease Liability	$395,380

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended
	September 30,
	2023	2022
Sales	100%	100%
Cost of Sales	72%	67%
Gross Profit on Sales	28%	33%
Operating Expenses	27%	26%
Income from Operations	1%	7%
Other Income (Expense), Net	—%	—%
Income before Income Taxes	1%	7%
Income Tax Benefit (Provision)	(1)%	—%
Net Income (Loss)	0%	7%

SALES

Sales decreased $71,403 or 6% for the three months ended September 30, 2023 to $1,110,799 compared to $1,182,202 for the three months ended September 30, 2022. Sales for Chase Candy decreased $47,357 to $385,147 for the three months ended September 30, 2023, compared to $432,504 for the three months ended September 30, 2022. Sales for Seasonal Candy decreased $24,046 to $725,652 for the three months ended September 30, 2023, compared to $749,698 for the three months ended September 30, 2022.

The 11% decrease in sales of Chase Candy of $47,357 for the three months ended September 30, 2023 over the same period ended September 30, 2022, is primarily due to the effect of the following: 1) decreased sales of approximately $30,000 for the Mini Mash L278/L212 segments due to a decrease in orders from existing customers; 2) decreased sales of the L276 Cherry Mash Distributors Pack segment by approximately $25,000 versus the same period a year ago primarily due to decreased orders from existing customers; 3) decreased sales of the L299 Bulk Mini Mash segment by approximately $10,000 versus the same period a year ago primarily due to decreased orders from existing customers; an 4) increase in sales allowances and discounts by approximately $10,000 primarily related to returns from a large customer offset by 5) increased net sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $25,000 to due to an increase in orders from existing customers.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

The 3% decrease in sales of Seasonal Candy of $24,046 for the three months ended September 30, 2023 over the same period ended September 30, 2022, is primarily due to the effect of the following: 1) decreased sales in the bulk seasonal division by approximately $45,000 versus the same period a year ago, primarily due to decreased sales to existing customers; and 2) increase in sales allowances and discounts by approximately $20,000 primarily related to returns from a large customer offset by 3) increased sales to existing customers in the regular produce category by approximately $25,000 versus the same period a year ago; and  4) increased sales to existing customers in the clamshell division by approximately $17,000 versus the same period a year ago.

COST OF SALES

Cost of sales increased $10,519 to $797,020 or 72% of sales for the three months ended September 30, 2023, compared to $786,501 or 67% of sales for the three months ended September 30, 2022.

The increase in cost of sales as a percentage of sales is related to increases in raw materials and labor.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.  All employees were given a 5-10% raise at the end of January 2023.  The Company was able to implement a price increase in December 2022 for the majority of customers for Chase Candy products to mitigate increasing prices.  The increase in pricing did not fully contribute to improving margins for the quarter ended September 30, 2023 because the price increases in late December 2022 still have not been fully implemented due to contractual pricing with one of the Company’s largest customers. Additionally, no pricing increases occurred for the Seasonal Candy division during the current fiscal year.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2023 increased $1,042 to $100,382, which is 9% of sales, compared to $99,340, or 8% of sales for the three months ended September 30, 2022.

The increase of $1,042 in selling expenses for the three months ended September 30, 2023 is primarily due to an increase in depreciation expense due to the purchase of new vehicles, offset by a decrease in commissions expense. Commissions expense decreased approximately $2,000 to approximately $55,000 for this period from approximately $57,000 for the three months ended September 30, 2022, primarily due to decreased sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2023 decreased $7,273 to $199,096 or 18% of sales, compared to $206,369 or 17% of sales for the three months ended September 30, 2022.

The decrease of $7,273 in general and administrative expenses for the three months ended September 30, 2023 is primarily due to decreases in professional fees of approximately $12,000.  These amounts were offset by increases in other miscellaneous general and administrative expenses, specifically increases in labor costs of approximately $5,500 for the period ended September 30, 2023.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

OTHER INCOME (EXPENSE)

Other expense increased by $3,555 for the three months ended September 30, 2023 to ($7,116), compared to ($3,561) for the three months ended September 30, 2022.

The majority of this change can be attributed to an increase in interest expense.

PROVISION FOR INCOME TAXES

The Company recorded an income tax provision of $7,744 for the three months ended September 30, 2023 as the Company removed the previously established full valuation allowance against its net deferred tax assets.  The income tax expense is to establish the net deferred tax liability as well as federal and state income tax payable accounts..

The Company did not record an income tax provision for the three months ended September 30, 2022 due to the net operating loss carryforward as of June 30, 2022 that was available to offset taxable income. The remaining net operating loss was also subject to a full valuation allowance.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended September 30, 2023 of $(559), compared to net income of $86,431 for the three months ended September 30, 2022. This decrease of $86,990 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2023 and September 30, 2022, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net income (loss) applicable to common stockholders for the three months ended September 30, 2023 was $(32,577) which is a decrease of $86,990 as compared to net income applicable to common stockholders for the three months ended September 30, 2022 of $54,413.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Three Months Ended
	September 30,
	2023	2022
Net Cash Used in Operating Activities	$(377,746)	$(363,369)
Net Cash Provided by Financing Activities	$386,936	$349,858

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2024. The $377,746 of cash used by operating activities for the three months ended September 30, 2023 is fully detailed in the condensed consolidated statement of cash flows. The $386,936 of cash provided by financing activities for the three months ended September 30, 2023 is fully detailed in the condensed consolidated statement of cash flows.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

LIQUIDITY AND CAPITAL RESOURCES (cont.)

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices. Management believes that the projected cash flow from operations combined with the Company’s ability to generate positive working capital will be sufficient to meet its funding requirements for the foreseeable future.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at September 30, 2023 is $8,877,328.

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

Exhibit 101

The following financial statements for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and June 30, 2022, (ii) Condensed Consolidated Statements of Operations for the Three months Ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2023 and 2022, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 13, 2023	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(18)