Form 10-Q
period 2023-12-31
CHASE GENERAL CORP
filed 2024-02-05
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 5, 2024,  there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE Six MONTHS ENDED December 31, 2023

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2023	2023

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$250,065	$11,295
Trade Receivables, Net of Allowance for Doubtful Accounts of $1,896	216,198	253,900
Inventories:
Finished Goods	73,313	393,898
Goods in Process	17,045	9,156
Raw Materials	139,357	131,549
Packaging Materials	206,172	269,028
Prepaid Expenses	19,876	21,884
Total Current Assets	922,026	1,090,710

LONG-TERM ASSETS
PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	866,976	886,341
Trucks and Autos	170,378	170,378
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,254,795	1,274,160
Less: Accumulated Depreciation	(1,078,341)	(1,076,030)
Total Property and Equipment, Net	176,454	198,130
Right of Use Asset	389,940	413,595
Total Long-Term Assets	566,394	611,725

Total Assets	$1,488,420	$1,702,435

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	December 31,	June 30,
	2023	2023

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$49,815	$100,754
Current Maturities of Notes Payable	12,581	222,400
Current Maturities of Lease Liability	43,585	41,724
Accrued Expenses	20,546	31,996
Refund Liability Owed to Customers	36,300	10,000
Deferred Income	1,299	1,299
Total Current Liabilities	164,126	408,173

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	25,143	31,491
Lease Liability, Less Current Maturities	339,855	365,371
Deferred Income	323	972
Deferred Income Taxes	18,213	—
Total Long-Term Liabilities	383,534	397,834

Total Liabilities	547,660	806,007

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,475,000 and $2,460,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,430,000 and $2,415,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,516,728 and $5,487,461, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $899,058 and $894,289, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,525,236)	(5,569,568)
Total Stockholders’ Equity	940,760	896,428

Total Liabilities and Stockholders’ Equity	$1,488,420	$1,702,435

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	December 31,
	2023	2022
SALES	$1,338,492	1,260,019

COST OF SALES	999,191	782,581
Gross Profit on Sales	339,301	477,438

OPERATING EXPENSES
Selling	106,713	109,196
General and Administrative	165,774	140,167
Total Operating Expenses	272,487	249,363

Income from Operations	66,814	228,075

OTHER INCOME (EXPENSE)
Miscellaneous Income	446	408
Interest Expense	(6,311)	(3,066)
Total Other Income (Expense)	(5,865)	(2,658)

Income before Income Taxes	60,949	225,417

INCOME TAX BENEFIT (PROVISION)	(16,058)	—

NET INCOME	$44,891	$225,417

EARNINGS PER SHARE
Basic	$0.01	$0.20

Diluted	$0.01	$0.11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended
	December 31,
	2023	2022
SALES	$2,449,291	2,442,221

COST OF SALES	1,796,211	1,569,082
Gross Profit on Sales	653,080	873,139

OPERATING EXPENSES
Selling	207,095	208,536
General and Administrative	364,870	346,536
Total Operating Expenses	571,965	555,072

Income from Operations	81,115	318,067

OTHER INCOME (EXPENSE)
Miscellaneous Income	803	774
Interest Expense	(13,784)	(6,993)
Total Other Income (Expense)	(12,981)	(6,219)

Income before Income Taxes	68,134	311,848

INCOME TAX BENEFIT (PROVISION)	(23,802)	—

NET INCOME	$44,332	$311,848

EARNINGS PER SHARE
Basic	$(0.02)	$0.26

Diluted	$(0.02)	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, September 30, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,640,304)	$825,692

Net Income, three months ended December 31, 2022	—	—	—	—	—	—	225,417	225,417

BALANCE, December 31, 2022	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,414,887)	1,051,109

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, September 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,570,127)	$895,869

Net Income, three months ended December 31, 2023	—	—	—	—	—	—	44,891	44,891

BALANCE, December 31, 2023	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,525,236)	940,760

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,726,735)	$739,261

Net Income, six months ended December 31, 2022	—	—	—	—	—	—	311,848	311,848

BALANCE, December 31, 2022	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,414,887)	1,051,109

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,569,568)	$896,428

Net Income, six months ended December 31, 2023	—	—	—	—	—	—	44,332	44,332

BALANCE, December 31, 2023	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,525,236)	940,760

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$44,332	$311,848
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used In) Operating Activities:
Depreciation and Amortization	21,676	19,173
Allowance for Bad Debts	—	474
Deferred Income Amortization	(649)	(649)
Gain on Sale of Property and Equipment	—	(17,500)
Deferred Income Taxes	18,213	—
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	37,702	(84,336)
Inventories	367,744	325,024
Prepaid Expenses	2,008	(34,338)
Accounts Payable	(50,939)	(70,903)
Refund Liability Owed to Customers	26,300	11,291
Accrued Expenses	(11,450)	(16,314)
Net Cash Provided by Operating Activities	454,937	443,770

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	—	(4,666)
Net Cash Used in Investing Activities	—	(4,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	290,000	330,000
Principal Payments on Line-of-Credit	(500,000)	(450,000)
Proceeds from Note Payable - Stockholder	100,000	—
Principal Payments on Note Payable - Stockholder	(100,000)	—
Principal Payments on Note Payable	(6,167)	—
Net Cash Used in Financing Activities	(216,167)	(120,000)

INCREASE IN CASH AND CASH EQUIVALENTS	238,770	319,104

Cash and Cash Equivalents - Beginning of Period	11,295	13,511

CASH AND CASH EQUIVALENTS - END OF PERIOD	$250,065	$332,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2023 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2023 and for the three and six months ended December 31, 2022 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2023. The results of operations for the three and six months ended December 31, 2023 and cash flows for the six months ended December 31, 2023 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

For the three months ended December 31,

	2023	2022
SALES
Chase Candy	$568,451	$542,579
Seasonal Candy	770,041	717,440
Total	$1,338,492	$1,260,019

For the six months ended December 31,

	2023	2022
SALES
Chase Candy	$952,177	$974,832
Seasonal Candy	1,497,114	1,467,389
Total	$2,449,291	$2,442,221

Recently Issued Pronouncements

Effective July 1, 2023, the Company adopted ASU 2016-13, Financial Instrument – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments related to the impairment of financial instruments using the modified retrospective approach, which applies Topic 326 at the beginning of the earliest period presented.  This guidance, commonly referred to as Current Expected Credit Loss (“CECL”), changes impairment recognition to a model that is based on expected losses rather than incurred losses.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables.  The Company evaluated and determined the amendment did not have a material affect on the condensed consolidated financial statement.

Subsequent Events

Other than what is disclosed in Note 3, no other events have occurred subsequent to December 31, 2023, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2023.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net Income	$44,891	$225,417	$44,332	$311,848

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income (Loss) attributable to Common Stockholders	$12,873	$193,399	$(19,704)	$247,812

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$0.01	$0.20	$(0.02)	$0.26

Diluted Earnings (Loss) per Share	$0.01	$0.11	$(0.02)	$0.16

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  All of the preferred stock, which is convertible into 1,033,334 shares of common stock, was excluded at December 31, 2023 as its conversion would have an anti-dilutive effect.  Cumulative Preferred Stock dividends in arrears at December 31, 2023 and 2022 totaled $8,909,346 and $8,781,274, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	December 31,
	2023	2022
6% Convertible:
Series A	$20	$19
Series B	$19	$19
5% Convertible:
Series A	$74	$73
Series B	$74	$73

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

NOTE 3       NOTES PAYABLE AND LINE-OF-CREDIT

The Company’s debt consists of:

		December 31,	June 30,
Payee	Terms	2023	2023
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 4, 2024, with a variable interest rate at prime but not less than 5% (8.5% as of December 31, 2023). The line of credit is collateralized by substantially all assets of the Company.	$—	$210,000

Note Payable - Stockholder	$100,000 unsecured promissory note from stockholder due December 30, 2023, with interest rate at 8.25% per annum, paid in full November 30, 2023	—	—

Ford Motor Credit Company, LLC	$1,125.75 monthly payments, interest of 2.90%; final payment due November 2026, secured by a vehicle	37,724	43,891

	Total	37,724	253,891
	Less Current Portion	12,581	222,400
	Long-Term Portion	$25,143	$31,491

Subsequent to the quarter ended December 31, 2023, the line-of-credit agreement above was renewed under similar terms maturing on January 4, 2025.

Future minimum payments for the twelve months ending December 31 are:

December 31,	Amount
2024	$12,581
2025	13,023
2026	12,120
Total	$37,724

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded an income tax provision of $16,058 for the three months ended December 31, 2023 and $23,802 for the six months ended December 31, 2023 as the Company recognized a return to provision adjustment related to the recognition of a net deferred tax liability as well as federal and state income tax payable accounts.  As the Company is utilizing 80% limited net operating loss, the current year taxable income is partially offset, resulting in a current tax liability.

The Company recognized a net deferred tax liability for unrecognized tax impacts at December 31, 2023.  The Company has no material tax positions at December 31, 2023, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at December 31, 2023.  The Company’s federal income tax returns for the fiscal years ended 2021, 2022, and 2023 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2023	2022
Supplemental Cash Flows Information
Interest paid	$14,062	$6,809
Note Payable obligation incurred for equipment	$—	$50,900

NOTE 6      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and line-of-credit. There are no significant differences between the carrying value and fair value of any of these financial instruments.

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

An operating lease right-of-use asset and lease liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 6.25 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.6% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

The Company’s lease agreement does not contain any residual value guarantees. The Company has made a policy election to combine lease and non-lease components, and a policy election to not recognize right-of-use assets or lease liabilities for leases that are less than twelve months. Cash paid for operating lease liabilities was $39,000 and operating lease expense was $39,000 for the six months ended December 31, 2023, of which, $35,782 is included in cost of sales and $3,218 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of December 31, 2023 are as follows:

Twelve Months Ending December 31,	Amount
2024	$71,500
2025	78,000
2026	78,000
2027	78,000
2028	78,000
Thereafter	104,000
Total Lease Payments	487,500
Less: Imputed Interest	(104,060)
Total Lease Liability	$383,440

On September 28, 2023, the Chief Executive Officer of the Company advanced the Company $100,000 under a standard promissory note agreement with interest at a rate of 8.5% per annum, due December 30, 2023. On November 30, 2023, the Company paid the note in full including interest of $1,446.

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022, and Six Months Ended December 31, 2023 Compared to Six Months Ended December 31, 2022

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Sales	100%	100%	100%	100%
Cost of Sales	75%	62%	73%	64%
Gross Profit on Sales	25%	38%	27%	36%
Operating Expenses	20%	20%	23%	23%
Income from Operations	5%	18%	4%	13%
Other Income (Expense), Net	(1)%	—%	(1)%	—%
Income before Income Taxes	4%	18%	3%	13%
Income Tax Benefit (Provision)	(1)%	—%	(1)%	—%
Net Income (Loss)	3%	18%	2%	13%

SALES

Sales increased $78,473 or 6% for the three months ended December 31, 2023 to $1,338,492 compared to $1,260,019 for the three months ended December 31, 2022. Sales for Chase Candy increased $25,872 to $568,451 for the three months ended December 31, 2023, compared to $542,579 for the three months ended December 31, 2022. Sales for Seasonal Candy increased $52,601 to $770,041 for the three months ended December 31, 2023, compared to $717,440 for the three months ended December 31, 2022.

The 5% increase in sales of Chase Candy of $25,872 for the three months ended December 31, 2023 over the same period ended December 31, 2022 is primarily due to the price increases that took effect for the majority of customers in December 2022.  The overall quantity of items sold for this division remained relatively comparable between the periods.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

The 7% increase in sales of Seasonal Candy of $52,601 for the three months ended December 31, 2023 over the same period ended December 31, 2022 is primarily due to the effect of increased quantities sold as no specific price increases have been implemented in this category since July 2022: 1) increased sales in the bulk seasonal division by approximately $23,000 versus the same period a year ago, primarily due to increased sales to existing customers; 2) increased sales to existing customers in the regular produce category by approximately $60,000 versus the same period a year ago; offset by 3) decreased sales to existing customers in clamshell division by approximately $26,000 versus the same period a year ago; 4) increase in sales allowances and discounts by approximately $5,000.

Sales increased $7,070 or less than 1% for the six months ended December 31, 2023 to $2,449,291 compared to $2,442,221 for the six months ended December 31, 2022. Sales for Chase Candy decreased $22,655 to $952,177 for the six months ended December 31, 2023, compared to $974,832 for the six months ended December 31, 2022. Sales for Seasonal Candy increased $29,725 to $1,497,114 for the six months ended December 31, 2023, compared to $1,467,389 for the six months ended December 31, 2022.

The 2% decrease in sales of Chase Candy by $22,655 for the six months ended December 31, 2023 over the same period ended December 31, 2022 is primarily due to the decline in sales in the first quarter resulting from decreases in orders from existing customers offset by the increases realized in the second quarter noted above.

The 2% increase in sales of Seasonal Candy of $29,725 for the six months ended December 31, 2023 over the same period ended December 31, 2022 is primarily due to the decline in sales in the first quarter resulting from decreases in orders from existing customers offset by the increases realized in the second quarter noted above.

COST OF SALES

The cost of sales increased $216,610 to $999,191 or 75% of related sales for the three months ended December 31, 2023, compared to $782,581 or 62% of related sales for the three months ended December 31, 2022.

The cost of sales increased $227,129 to $1,796,211 or 73% of related sales for the six months ended December 31, 2023, compared to $1,569,082 or 64% of related sales for the six months ended December 31, 2022.

The increase in cost of sales as a percentage of sales is related to increases in raw materials and labor.  Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.  Additionally, all employees were given a 5-10% raise at the end of January 2023.  While the Company was able to implement a price increase in December 2022 for the majority of customers for Chase Candy products, the cost increases noted above continue to outpace the revenue improvements.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2023 decreased $2,483 to $106,713, which is 8% of sales, compared to $109,196, or 9% of sales for the three months ended December 31, 2022.

Selling expenses for the six months ended December 31, 2023 decreased $1,441 to $207,095, which is 8% of sales, compared to $208,536, or 9% of sales for the six months ended December 31, 2022.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SELLING EXPENSES (cont.)

The decrease in selling expenses for the both the quarter and six months ended December 31, 2023 is primarily due to decreases in shipping costs as freight prices continue to decline after significant increase in the prior periods.  Management continues to make efforts to minimize selling expenses in an attempt to recover costs not passed along with price increases.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2023 increased $25,607 to $165,774 and 12% of sales, compared to $140,167 or 11% of sales for the three months ended December 31, 2022.

The increase of $25,607 in general and administrative expenses for the three months ended December 31, 2023 is primarily due to the prior quarter’s expenses being offset by a gain on sale of property and equipment of $17,500 .  Additionally, in the three month period ended December 31, 2023, dues and subscriptions increased approximately $9,000 primarily due to new subscription fee charges from one of the Company’s largest customers.

General and administrative expenses for the six months ended December 31, 2023 increased $18,334 to $364,870 and 15% of sales, compared to $346,536 or 14% of sales for the six months ended December 31, 2022.

The increase of $18,334 in general and administrative expenses for the six months ended December 31, 2023 is primarily due to the prior year’s expenses being offset by a gain on sale of property and equipment of $17,500. The Company did experience an increase in dues and subscriptions for the six month period ended December 31, 2023 of approximately $9,000 as noted above, however, this was offset by an overall decrease in miscellaneous general and administrative expenses that occurred in prior quarter primarily related to reduction in professional fees.

OTHER INCOME (EXPENSE)

Other expense increased by $3,207 for the three months ended December 31, 2023 to ($5,865), compared to ($2,658) for the three months ended December 31, 2022.

Other expense increased by $6,762 for the six months ended December 31, 2023 to ($12,981) compared to ($6,219) for the six months ended December 31, 2022.

The majority of this change can be attributed to an increase in interest expense, specifically related to the increased prime lending rate throughout 2023 as compared to the prior periods.

.

PROVISION FOR INCOME TAXES

The Company recorded an income tax provision of $16,058 for the three months ended December 31, 2023 and $23,802 for the six months ended December 31, 2023 as the Company removed the previously established full valuation allowance against its net deferred tax assets.  The income tax expense is to establish the net deferred tax liability as well as federal and state income tax payable accounts.

The Company recorded no income tax provision for the three months and six months ended December 31, 2022 due to the net operating loss carryforward as of June 30, 2022 that was available to offset taxable income.  The remaining net operating loss was also subject to a full valuation allowance.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

NET INCOME

The Company reported a net income for the three months ended December 31, 2023 of $44,891, compared to a net income of $225,417 for the three months ended December 31, 2022. This decrease of $180,526 is explained above.  The Company reported net income for the six months ended December 31, 2023 of $44,332, compared to a net income of $311,848 for the six months ended December 31, 2022. This decrease of $267,516 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2023 and December 31, 2022, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2023 and December 31, 2022, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2023 was $12,873 which is an decrease of $180,526 as compared to the net income applicable to common stockholders for the three months ended December 31, 2022 of $193,399.

Net income (loss) applicable to common stockholders for the six months ended December 31, 2023 was $(19,704) which is a decrease of $267,516 as compared to the net income applicable to common stockholders for the six months ended December 31, 2022 of $247,812.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flows for the fiscal period indicated.

	Six Months Ended
	December 31,
	2023	2022
Net Cash Provided by Operating Activities	$454,937	$443,770
Net Cash Used in Investing Activities	$—	$(4,666)
Net Cash Used in Financing Activities	$(216,167)	$(120,000)

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2024. The $454,937 of cash provided by operating activities for the six months ended December 31, 2023 is fully detailed in the condensed consolidated statement of cash flows. The $216,167 of cash used in financing activities for the six months ended December 31, 2023 is fully detailed in the condensed consolidated statement of cash flows.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at December 31, 2023 is $8,909,346.

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

Exhibit 101

The following financial statements for the quarter ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023, (ii) Condensed Consolidated Statements of Income for the Three months Ended Decmeber 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Income for the Six months Ended December 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2023 and 2022, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 5, 2024	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(20)