Form 10-Q
period 2024-03-31
CHASE GENERAL CORP
filed 2024-05-08
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE Nine months ENDED March 31, 2024

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2024	2023

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$84,193	$11,295
Trade Receivables, Net of Allowance for Credit Losses of $1,896	168,952	253,900
Inventories:
Finished Goods	155,470	393,898
Goods in Process	30,811	9,156
Raw Materials	121,259	131,549
Packaging Materials	203,508	269,028
Prepaid Expenses	19,188	21,884
Total Current Assets	783,381	1,090,710

LONG-TERM ASSETS
PROPERTY AND EQUIPMENT
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	866,976	886,341
Trucks and Autos	170,378	170,378
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,254,795	1,274,160
Less: Accumulated Depreciation	(1,089,075)	(1,076,030)
Total Property and Equipment, Net	165,720	198,130
Right of Use Assets	377,772	413,595
Deferred Tax Asset	11,526	—
Total Long-Term Assets	555,018	611,725

Total Assets	$1,338,399	$1,702,435

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	March 31,	June 30,
	2024	2023

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$46,566	$100,754
Current Maturities of Notes Payable	12,672	222,400
Current Maturities of Lease Liability	51,043	41,724
Accrued Expenses	30,288	31,996
Refund Liability Owed to Customers	13,000	10,000
Deferred Income	1,299	1,299
Total Current Liabilities	154,868	408,173

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	21,939	31,491
Lease Liability, Less Current Maturities	326,729	365,371
Deferred Income	—	972
Total Long-Term Liabilities	348,668	397,834

Total Liabilities	503,536	806,007

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,482,500 and $2,460,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,437,500 and $2,415,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,531,361 and $5,487,461, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $901,443 and $894,289, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,631,133)	(5,569,568)
Total Stockholders’ Equity	834,863	896,428

Total Liabilities and Stockholders’ Equity	$1,338,399	$1,702,435

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
SALES	$414,595	507,918

COST OF SALES	343,657	413,581
Gross Profit on Sales	70,938	94,337

OPERATING EXPENSES
Selling	67,319	69,973
General and Administrative	143,689	107,592
Total Operating Expenses	211,008	177,565

Loss from Operations	(140,070)	(83,228)

OTHER INCOME (EXPENSE)
Miscellaneous Income	702	559
Interest Expense	(265)	(355)
Total Other Income	437	204

LOSS BEFORE INCOME TAXES	(139,633)	(83,024)

INCOME TAX BENEFIT (PROVISION)	33,736	—

NET LOSS	$(105,897)	$(83,024)

LOSS PER SHARE
Basic and diluted	$(0.14)	$(0.12)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2024	2023
SALES	$2,863,886	2,950,139

COST OF SALES	2,139,868	1,982,663
Gross Profit on Sales	724,018	967,476

OPERATING EXPENSES
Selling	274,414	278,509
General and Administrative	508,559	454,128
Total Operating Expenses	782,973	732,637

Income (Loss) from Operations	(58,955)	234,839

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,505	1,333
Interest Expense	(14,049)	(7,348)
Total Other Expense	(12,544)	(6,015)

INCOME (LOSS) BEFORE INCOME TAXES	(71,499)	228,824

INCOME TAX BENEFIT (PROVISION)	9,934	—

NET INCOME (LOSS)	$(61,565)	$228,824

EARNINGS (LOSS) PER SHARE
Basic	$(0.16)	$0.14

Diluted	$(0.16)	$0.11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, December 31, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,414,887)	$1,051,109

Net loss, three months ended March 31, 2023	—	—	—	—	—	—	(83,024)	(83,024)

BALANCE, March 31, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,497,911)	$968,085

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, December 31, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,525,236)	$940,760

Net loss, three months ended March 31, 2024	—	—	—	—	—	—	(105,897)	(105,897)

BALANCE, March 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,631,133)	$834,863

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,726,735)	$739,261

Net Income, nine months ended March 31, 2023	—	—	—	—	—	—	228,824	228,824

BALANCE, March 31, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,497,911)	$968,085

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,569,568)	$896,428

Net loss, nine months ended March 31, 2024	—	—	—	—	—	—	(61,565)	(61,565)

BALANCE, March 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,631,133)	$834,863

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(61,565)	$228,824
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	32,410	30,897
Provision for credit losses on accounts receivable	—	711
Deferred Income Amortization	(972)	(974)
Noncash Operating Lease Expense	6,500	—
Gain on Sale of Property and Equipment	—	(43,681)
Deferred Tax Asset	(11,526)	—
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	84,948	(112,033)
Inventories	292,583	315,222
Prepaid Expenses	2,696	(24,270)
Accounts Payable	(54,188)	(80,086)
Refund Liability Owed to Customers	3,000	2,791
Accrued Expenses	(1,708)	1,828
Net Cash Provided by Operating Activities	292,178	319,229

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	—	(60,688)
Proceeds from disposal of property and equipment	—	28,000
Net Cash Used in Investing Activities	—	(32,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	290,000	330,000
Principal Payments on Line-of-Credit	(500,000)	(450,000)
Proceeds from Note Payable - Stockholder	100,000	—
Principal Payments on Note Payable - Stockholder	(100,000)	—
Principal Payments on Note Payable	(9,280)	(3,964)
Net Cash Used in Financing Activities	(219,280)	(123,964)

INCREASE IN CASH AND CASH EQUIVALENTS	72,898	162,577

Cash and Cash Equivalents - Beginning of Period	11,295	13,511

CASH AND CASH EQUIVALENTS - END OF PERIOD	$84,193	$176,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2023 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2024 and for the three and nine months ended March 31, 2023 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2023. The results of operations for the three and nine months ended March 31, 2024 and cash flows for the nine months ended March 31, 2024 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

For the three months ended March 31,

	2024	2023
Sales - Chase Candy	$406,561	$496,012
Sales - Seasonal Candy	8,034	11,906
Sales	$414,595	$507,918

For the nine months ended March 31,

	2024	2023
Sales - Chase Candy	$1,359,896	$1,465,662
Sales - Seasonal Candy	1,503,990	1,484,477
Sales	$2,863,886	$2,950,139

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

Subsequent Events

No events have occurred subsequent to March 31, 2024, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2024.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net Income (Loss)	$(105,897)	$(83,024)	$(61,565)	$228,824

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Income (Loss) - Common Stockholders	$(137,915)	$(115,042)	$(157,619)	$132,770

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$(0.14)	$(0.12)	$(0.16)	$0.14

Diluted Earnings (Loss) per Share	$(0.14)	$(0.12)	$(0.16)	$0.11

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  All of the preferred stock, which is convertible into 1,033,334 shares of common stock, was excluded at March 31, 2024 and 2023, as its conversion would have an anti-dilutive effect.  Cumulative Preferred Stock dividends in arrears at March 31, 2024 and 2023 totaled $8,941,364 and $8,813,292, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31,
	2024	2023
6% Convertible:
Series A	$20	$19
Series B	$19	$19
5% Convertible:
Series A	$75	$74
Series B	$75	$74

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

NOTE 3       NOTES PAYABLE AND LINE-OF-CREDIT

The Company’s debt consists of:

		March 31,	June 30,
Payee	Terms	2024	2023
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 4, 2025, with a variable interest rate at prime but not less than 5% (8.5% as of March 31, 2024). The line of credit is collateralized by substantially all assets of the Company.	$—	$210,000

Ford Motor Credit Company, LLC	$1,125.75 monthly payments, interest of 2.90%; final payment due November 2026, secured by a vehicle	34,611	43,891

	Total	34,611	253,891
	Less Current Portion	12,672	222,400
	Long-Term Portion	$21,939	$31,491

Future minimum payments for the twelve months ending March 31 are:

March 31,	Amount
2025	$12,672
2026	13,045
2027	8,894
Total	$34,611

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded an income tax benefit of $33,736 for the three months ended March 31, 2024 and $9,934 for the nine months ended March 31, 2024.  The income tax benefit is a result of additional net operating losses generated during these periods.  As such, there is no current income tax liability.  As of March 31, 2024, the Company has net operating loss carryovers of $130,875, none of which expire.

The Company recognized a net deferred tax asset for unrecognized tax benefits at March 31, 2024.  The Company has no material tax positions at March 31, 2024, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at March 31, 2024.  The Company’s federal income tax returns for the fiscal years ended 2021, 2022, and 2023 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2024	2023
Supplemental Cash Flows Information
Interest paid	$14,327	$7,348
Right-of-use asset obtained in exchange for modification of operating lease liability	$—	$279,072
Notes Payable obligation incurred for equipment	$—	$50,900

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

(unaudited)

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

An operating lease right-of-use asset and lease liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 6 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.6% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. The Company has made a policy election to combine lease and non-lease components, and a policy election to not recognize right-of-use assets or lease liabilities for leases that are less than twelve months. Cash paid for operating lease liabilities was $52,000 and operating lease expense was $58,500 for the nine months ended March 31, 2024, of which, $53,673 is included in cost of sales and $4,827 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of March 31, 2024 are as follows:

Twelve Months Ending March 31,	Amount
2025	$78,000
2026	78,000
2027	78,000
2028	78,000
2029	78,000
Thereafter	78,000
Total Lease Payments	468,000
Less: Imputed Interest	90,228
Total Lease Liabilities	$377,772

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023, and Nine months Ended March 31, 2024 Compared to Nine months Ended March 31, 2023

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Sales	100%	100%	100%	100%
Cost of Sales	83%	81%	75%	67%
Gross Profit on Sales	17%	19%	25%	33%
Operating Expenses	51%	35%	27%	25%
Income (Loss) from Operations	(34)%	(16)%	(2)%	8%
Other Income, Net	—%	—%	—%	—%
Net Income (Loss) before Income Taxes	(34)%	(16)%	(2)%	8%
Income Tax Benefit (Provision)	8%	—%	—%	—%
Net Income (Loss)	(26)%	(16)%	(2)%	8%

SALES

Sales decreased $93,323 or 18% for the three months ended March 31, 2024 to $414,595 compared to $507,918 for the three months ended March 31, 2023. Sales for Chase Candy decreased $89,451 to $406,561 for the three months ended March 31, 2024, compared to $496,012 for the three months ended March 31, 2023. Sales for Seasonal Candy decreased $3,872 to $8,034 for the three months ended March 31, 2024, compared to $11,906 for the three months ended March 31, 2023.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

The 18% decrease in sales of Chase Candy of $89,451 for the three months ended March 31, 2024 over the same period ended March 31, 2023, is primarily due to the effect of the following: 1) decreased net sales of approximately $120,000 for the Cherry Mash L276 segment, primarily due to delay in shipping for a large, recurring order, which shipped in the same period a year ago; 2) decreased sales to existing customers of the Cherry Mash Merchandisers L200 segment of approximately $6,000 versus the same period a year ago; 3) increase in sales allowances and discounts by approximately $3,000 primarily related to returns from a large customer; offset by 4) increased sales of the L278 Mini Mash segment by approximately $17,000 versus the same period a year ago primarily due to increased orders from existing customers; 5) increased sales of the L212 Mini Mash segment by approximately $24,000 versus the same period a year ago primarily due to increased orders from an existing customer.  All decreases noted above are due to decline in quantities sold as management has not implemented a price increase since December 2022.  Management did increase prices on all Chase

Candy products in March 2024 by approximately 14%, however, the majority of revenue increases will not be seen until the fourth quarter.  The Company’s largest customer continues to have price increases at lower negotiated rates.

The 33% decrease in sales of Seasonal Candy of $3,872 for the three months ended March 31, 2024 over the same period ended March 31, 2023, is primarily due to the decline in orders from existing customers, specifically a decline in quantities sold as no specific price increases have been implemented in this category since July 2022.  Management intends to increase prices between 14-20% during the first half of fiscal year 2025.

Sales decreased $86,253 or 3% for the nine months ended March 31, 2024 to $2,863,886 compared to $2,950,139 for the nine months ended March 31, 2023. Sales for Chase Candy decreased $105,766 to $1,359,896 for the nine months ended March 31, 2024, compared to $1,465,662 for the nine months ended March 31, 2023. Sales for Seasonal Candy increased $19,513 to $1,503,990 for the nine months ended March 31, 2024, compared to $1,484,477 for the nine months ended March 31, 2023.

The 7% decrease in sales of Chase Candy of $105,766 for the nine months ended
March 31, 2024 over the same period ended March 31, 2023, is primarily due to the effect of the following: 1) decreased net sales of the Cherry Mash Bar L276/L277 segment of approximately $99,000 to existing customers; 2) increase in sales allowances and discounts by approximately $16,000 primarily related to returns from a large customer offset; offset by 3) increased net sales of the Cherry Mash Merchandisers L200/L100 segment of approximately $15,000 to existing customers.  All decreases noted above are due to decline in quantities sold as management has not implemented a price increase since December 2022.  Management did increase prices on all Chase Candy products in March 2024 by approximately 14%, however, the majority of revenue increases will not be seen until the fourth quarter.  The Company’s largest customer continues to have price increases at lower negotiated rates.

The 1% increase in sales of Seasonal Candy of $19,513 for the nine months ended March 31, 2024 over the same period ended March 31, 2023, is primarily due decreases in orders in the first and third quarters offset by increases realized in the second quarter.  The overall increase is due to increase in quantities sold as no specific price increases have been implemented in this category since July 2022.  Management intends to increase prices between 14-20% during the first half of fiscal year 2025.

COST OF SALES

The cost of sales decreased $69,924 to $343,657 but increased to 83% of related sales for the three months ended March 31, 2024, compared to $413,581 or 81% of related sales for the three months ended March 31, 2023.

The cost of sales increased $157,205 to $2,139,868 and increased to 75% of related sales for the nine months ended March 31, 2024, compared to $1,982,663 or 67% of related sales for the nine months ended March 31, 2023.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

COST OF SALES (cont.)

The increase in cost of sales as a percentage of sales is related to increases in prices of raw materials and increased labor rates.  Due to volatility in the regions where raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.  Additionally, all employees were given a 5-10% raise at the end of January 2023.  While the Company was able to implement a price increase in December 2022 for the majority of the customers for Chase Candy products, the cost increases noted above continue to outpace the revenue improvements.  Management did increase prices on all Chase Candy products in March 2024 by approximately 14%, however, the majority of revenue increases will not be seen until the fourth quarter.  The Company’s largest customer continues to have price increases at lower negotiated rates.  Management intends to increase prices on seasonal candy between 14-20% during the first half of fiscal year 2025.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2024, decreased $2,654 to $67,319, which is 16% of sales, compared to $69,973, or 14% of sales for the three months ended March 31, 2023.

Selling expenses for the nine months ended March 31, 2024, decreased $4,095 to $274,414, which is 10% of sales, compared to $278,509, or 9% of sales for the nine months ended March 31, 2023.

The decrease in selling expenses for both the quarter and the nine months ended March 31, 2024, is primarily due to efforts to minimize selling expenses in an attempt to recover costs not passed along with price increases, specifically in the commission expense line item for approximately $7,000 for both the quarter and nine months ended March 31, 2024.  However, these savings were further offset by certain freight costs included in this category which have fluctuated throughout the nine months ended March 31, 2024.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2024, increased $36,097 to $143,689 and 35% of sales, compared to $107,592 or 21% of sales for the three months ended March 31, 2023.

The increase of $36,097 in general and administrative expenses for the three months ended March 31, 2024, is primarily due to gain on sale of property and equipment of approximately $26,000 recorded in same period last year, that did not reoccur in 2024 plus increases in dues and subscriptions, professional, insurance, postage and office salaries expenses totaling approximately $13,000. The increase in dues and subscriptions is related to a new subscription fee charge from one of the Company’s largest customers that began in the previous quarter.  These increases were offset by decreases in other miscellaneous general and administrative expenses.

General and administrative expenses for the nine months ended March 31, 2024, increased $54,431 to $508,559 and 18% of sales, compared to $454,128 or 15% of sales for the nine months ended March 31, 2023.

The increase of $54,431 in general and administrative expenses for the nine months ended March 31, 2024, is primarily due to a gain on sale of property and equipment of approximately $44,000 recorded in same period last year, that did not reoccur in 2024 plus increases in dues and subscriptions and office salaries expenses. Expense for dues and subscriptions increased approximately $13,000 and salaries expense increased approximately $10,000 from the same period last year. These amounts were offset by decreases in other miscellaneous general and administrative expense in addition to decreases in professional fees of approximately $12,000 and decrease in website expense of approximately $4,500.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

OTHER INCOME (EXPENSE)

Other income (expense) increased by $233 for the three months ended March 31, 2024 to $437, compared to $204 for the three months ended March 31, 2023.

Other income (expense) decreased by $6,529 for the nine months ended March 31, 2024 to $(12,544), compared to $(6,015) for the nine months ended March 31, 2023.

The majority of this change can be attributed to an increase in interest expense due to line of credit borrowings that occurred in the first six months of the fiscal year.  During the three months ended March 31, 2024, the Company had no activity on the line of credit.

.

BENEFIT (PROVISION) FOR INCOME TAXES

Due to the net loss for the quarter ending March 31, 2024, the Company recorded an income tax benefit of approximately $34,000.  Due to the net loss for the nine months ended March 31, 2024, the Company recorded an income tax benefit of approximately $10,000.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2024 of $(105,897), compared to a net loss of $(83,024) for the three months ended March 31, 2023. This decrease of $22,873 is explained above.  The Company reported a net loss for the nine months ended March 31, 2024 of $(61,565), compared to a net income of $228,824 for the nine months ended March 31, 2023. This decrease of $290,389 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2024 and March 31, 2023, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2024 and March 31, 2023, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2024 was $(137,915) which is a decrease of $22,873 as compared to the net loss applicable to common stockholders for the three months ended March 31, 2023 of $(115,042).

Net loss applicable to common stockholders for the nine months ended March 31, 2024 was $(157,619) which is a decrease of $290,389 as compared to the net income applicable to common stockholders for the nine months ended March 31, 2023 of $132,770.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flows for the fiscal period indicated.

	Nine Months Ended
	March 31,
	2024	2023
Net Cash Provided by Operating Activities	$292,178	$319,229
Net Cash Used in Investing Activities	$—	$(32,688)
Net Cash Used in Financing Activities	$(219,280)	$(123,964)

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2024. The $292,178 of cash provided by operating activities for the nine months ended March 31, 2024 is fully detailed in the condensed consolidated statement of cash flows. The $219,280 of cash used in financing activities for the nine months ended March 31, 2024 is fully detailed in the condensed consolidated statement of cash flows.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to existing customers. Management also intends to continue tight control on all expenditures. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Management has implemented a sales price increase at the end of the third quarter to correspond with changes in raw material prices. Management believes that the projected cash flow from operations combined with the availability on the line of credit and the Company’s ability to generate positive working capital will be sufficient to meet its funding requirements for the foreseeable future.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at March 31, 2024 is $8,941,364.

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

Exhibit 101

The following financial statements for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023, (ii) Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Operations for the Nine months Ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the Nine months Ended March 31, 2024 and 2023, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 8, 2024	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(20)