Form 10-K
period 2024-06-30
CHASE GENERAL CORP
filed 2024-09-20
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No   ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 20, 2024 (based on the last closing sale price as of December 31, 2023) was NO BID.

As of September 20, 2024, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

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

FOR THE YEAR ENDED JUNE 30, 2024

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

The Champion Crème Drops, Frosted Pretzels, and Jelly Candies are not produced by the Company.

All products are shipped to customers by shipping companies.

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy, grocery accounts, vendors, and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2024 and 2023, this division accounted for 55% and 57%, respectively, of the sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers and grocery accounts. For the years ended June 30, 2024 and 2023, this division accounted for 45% and 43%, respectively of the sales of Dye Candy Company.

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

FOR THE YEAR ENDED JUNE 30, 2024

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

Research and Development

The Company has not developed any new products for the years ended June 30, 2024 and 2023.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. Two suppliers accounted for more than 24% of the Company’s cost of sales for the year ended June 30, 2024 and for more than 25% of the Company’s costs of sales for the year ended June 30, 2023.

Patents and Trademarks

The largest single revenue producing product, the “Cherry Mash” bar, is protected by a trademark registered with The United States Patent and Trademark Office. The Company considers this trademark significant to operations. This trademark expires in the year 2029.

Employees

As of June 30, 2024, the Company had 17 full-time employees. This expands to approximately 30 full-time personnel during the busy production months of August through December.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

ITEM 1 BUSINESS (CONTINUED)

Customers

For the years ended June 30, 2024 and 2023, one customer accounted for 38% and 42%, respectively, of sales. As of June 30, 2024 and 2023, that same customer accounted for 28% and 47%, respectively, of trade receivables. For the years ended June 30, 2024 and 2023, another customer and its affiliates accounted for 7% and 6%, respectively, of sales. As of June 30, 2024 and 2023, that same customer and its affiliates accounted for 15% and 12%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2024 and 2023. No other customers accounted for more than 10% of the Company’s trade receivables for the years ended June 30, 2024 and 2023.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company has evaluated the requirements of the Food Safety Modernization Act (FSMA). The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested, and processed. As of the fiscal year ended June 30, 2024 and through the filing of this form, management believes the Company is compliant with all FSMA requirements. Another inspection for compliance will be conducted by a third party within 12 months of year-end. Management does not anticipate any future significant expenditures in the next twelve months in this regard.

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

ITEM 1BUNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2024.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

ITEM 1CCYBERSECURITY

Risk Management and Strategy:

Currently, the Company has basic cybersecurity measures in place, such as password protection and antivirus software. However, the Company acknowledges that these measures may not be sufficient to protect against more sophisticated cyber threats. The Company does not currently perform regular comprehensive cybersecurity risk assessments. There is a recognized need to develop a formalized approach to identifying and mitigating cybersecurity risks. The Company lacks a formalized incident response plan. In the event of a cybersecurity incident, the Company would rely on ad-hoc measures to respond and manage the situation.  The Company recognizes the need to improve its cybersecurity posture. Planned future initiatives include developing a formal incident response plan, conducting a cybersecurity risk assessment, and exploring additional protective measures, such as data encryption and enhanced network security protocols. However, the timing and extent of these improvements are contingent on available resources.

Governance and Oversight:

Currently, the Company does not have dedicated personnel or committees for cybersecurity risk oversight. Cybersecurity matters are informally reported to senior management as needed. The board of directors is informed of cybersecurity risks on an as-needed basis but does not actively oversee cybersecurity strategy. The Company will continue evaluating the need to hire a cybersecurity expert or consultant to enhance its cybersecurity governance and oversight. The Company has not experienced any material cybersecurity incidents in the past year. However, due to the current limited cybersecurity measures, the risk of future incidents remains significant.

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

Chase General Office and Dye Candy Company Operating Plant – This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity that is owned by the son of the Chief Executive Officer of the Company. The annual rental expense of this facility was $78,000 for each year ended June 30, 2024 and 2023.

The net book value of our premises, land and office, and production equipment totaled $206,872 and $198,130 at June 30, 2024 and 2023, respectively.

We believe both facilities are adequately covered by insurance.

(7)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 20, 2024, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

FOR THE YEAR ENDED JUNE 30, 2024

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

Overview

During fiscal year ended June 30, 2024, the Company’s sales were $3,395,505, as compared to sales of $3,446,234 for fiscal year ended June 30, 2023. The 1.4% decrease in sales is attributable to change in composition of sales between Chase Candy Products division and  the Seasonal Candy Products division.  The Chase Candy Products division, which historically has a higher average price, incurred a volume of sales decline by 2.8% while the Seasonal Candy Products division experienced volume increases of 2.7%.  Additionally, the 7.6% increase in cost of sales and 3.4% increase in operating expenses resulted in a change in profitability during the year, as reflected in the loss from operations of $98,626 for fiscal year 2024 compared to the income from operations of $163,363 for fiscal year 2023. Working capital decreased $121,446 to $561,091 for the fiscal year 2024 from $682,537 for the fiscal year 2023 due primarily to a decrease in inventory and corresponding increase in accounts payable.

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

FOR THE YEAR ENDED JUNE 30, 2024

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Estimates (continued)

General(continued)

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

Results of Operations

The following table sets forth for the years indicated, the percentage of sales of certain items in the Company’s consolidated statements of operations for the years ended June 30, 2024 and 2023, respectively:

	For the Years Ended
	June 30,
	2024	2023
Sales	100%	100%
Cost of Sales	75%	69%
Gross Profit on Sales	25%	31%
Operating Expenses	28%	27%
Income (Loss) from Operations	(3)%	4%
Other Expense, Net	—%	—%
Income (Loss) before Income Taxes	(3)%	4%
Income Tax Provision (Benefit)	—%	—%
Net Income (Loss)	(3)%	4%

Fiscal Year 2024 Compared to Fiscal Year 2023

Sales

During the year ended June 30, 2024, sales, net of returns and allowances, decreased $50,729 or 1.5% as compared to the year ended June 30, 2023. Sales for Chase Candy products decreased $74,367 or 3.8% to $1,882,291 for the year ended June 30, 2024 compared to $1,956,658 for the year ended June 30, 2023. Sales for Seasonal Candy products increased $23,638 or 1.6% to $1,513,214 for the year ended June 30, 2024 as compared to $1,489,576 for the year ended June 30, 2023.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2024 Compared to Fiscal Year 2023 (Continued)

Sales (continued)

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, L100/L200 Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 3.8% decrease in sales of Chase Candy of $74,367 for the year ended June 30, 2024 over the same period ended June 30, 2023, is primarily due to the following: 1) decreased sales of the L276/L277 Cherry Mash Bar division by approximately $31,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 2) decreased sales of the L278/L212 Mini Mash segment by approximately $32,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers, 3) increased sales allowances and discounts related to this category of product of approximately $25,000 offset by 4) increased sales of the L100/L200 Cherry Mash Merchandisers division by approximately $11,500, primarily due to an increase in orders from existing customers, and 5) increased sales of the L260 Changemaker Jar and L264 Mini Mash Keg divisions by approximately $2,000 versus the same period a year ago, primarily due to an increase in orders from existing customers.

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 1.6% increase in sales of Seasonal Candy of $23,638 for the year ended June 30, 2024 over the same period ended June 30, 2023, is primarily due to 1) increased sales in the generic seasonal division by approximately $85,000 versus the same period a year ago, primarily due to increased orders from existing customers, offset by 2) decreased sales in the bulk seasonal division by approximately $25,000 due to decreased orders from existing customers and 3) decreased sales in the clamshell seasonal division by approximately $15,000 versus the same period a year ago, primarily due to decreased orders from existing customers 4) increased sales allowances and discounts related to these category of products of approximately $21,000.

Cost of Sales

Cost of sales for the year ended June 30, 2024, as compared to the year ended June 30, 2023, increased by 7.6%.  The cost of sales increased $180,090 to $2,542,003 while increasing to 74.9% of sales for the year ended June 30, 2024, compared to $2,361,913 or 68.5% of sales for the year ended June 30, 2023.

The 7.6% increase in cost of sales of $180,090 is related to increases in prices of raw materials and increased labor rates. Due to volatility in the regions where raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

Labor costs, including wages, vacation pay and payroll taxes of $873,483 for the year ended June 30, 2024, increased 9.6% or $76,331 as compared to $797,152 for the year ended June 30, 2023 primarily due to increased production wages due to increased hours, bonuses, and pay rates compared to the same period ended June 30, 2023.  All employees were given a 5-10% raise at the end of January 2023.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2024 Compared to Fiscal Year 2023 (Continued)

Gross Profit on Sales

The gross profit decreased 21.3% or $230,819 to $853,502, which is 25.1% of related sales for the year ended June 30, 2024, as compared to $1,084,321 or 31.5% of related sales for the year ended June 30, 2023, as a net result of the 7.6% increase in cost of sales described above and the 1.5% decrease in sales.  The Company was able to implement a price increase in March 2024 of approximately 14% for the majority of the customers for Chase Candy products, after which gross profit on sales still declined by 1% compared to the nine months ended March 31, 2024.  Due to the seasonal nature of the Company’s business and the fact that the Company’s largest customer continues to have price increases at lower negotiated rates, the majority of these price increases will not be fully realized until the first and second quarter of fiscal year 2025. Additionally, management intends to increase prices on seasonal candy between 14-20% during the first half of fiscal year 2025.

Selling Expenses

Selling expenses for the year ended June 30, 2024 decreased $2,918 to $340,816, which is 10% of sales, compared to $343,734 or 10% of sales for the year June 30, 2023. This decrease is primarily due to efforts to minimize selling expenses in an attempt to recover costs not passed along with price increases. Specifically, commission expense decreased $7,358 to $137,430 for the year ended June 30, 2024, as compared to $144,788 for the year ended June 30, 2023, due to decrease in sales.  However, these savings were offset by an increase in depreciation expense of $5,511 to $34,546 for the year ended June 30, 2024, as compared to $29,035 for the year ended June 30, 2023, primarily due to purchases of new vehicles, as well as miscellaneous increases in other costs associated with selling expenses.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2024 increased $34,088 to $611,312, which is 18% of sales, compared to $577,224 or 16.7% of sales for the year ended June 30, 2023. The increase is primarily due to increases in office salaries of approximately $11,000, increases in payroll tax expense of approximately $5,000, increases in insurance expense of approximately $7,000, plus approximately $10,000 attributable to miscellaneous decreases in other costs associated with general and administrative expenses.  Additionally, the Company had a gain on sale of property and equipment of approximately $44,000 recorded in the prior year, compared to a current year gain on sale of property and equipment of approximately $23,000.

Other Income (Expense)

Other income (expense) reflects expense of $(13,098) for the year ended June 30, 2024, as compared to expense of $(6,196) for the year ended June 30, 2023. This increase of $6,902 in other expense was primarily due to an increase in interest expense for the year ended June 30, 2024 due to rising interest rates and increased borrowings during the year ended June 30, 2024.

Income Tax Benefit (Provision)

The Company recorded an income tax benefit for the year ended June 30, 2024 of $19,647, the majority of which is attributable to the current net operating loss carryforwards. The Company recorded no income tax benefit or provision for the year ended June 30, 2023

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2024 Compared to Fiscal Year 2023 (Continued)

Net Income (Loss)

Net loss for the year ended June 30, 2024 was $(92,077), compared to a net income for the year ended June 30, 2023 of $157,167. This decrease of $249,244 is the result of those items previously discussed.

Preferred Dividends

Preferred dividends were $128,072 for the years ended June 30, 2024 and June 30, 2023, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Net Income (Loss) Applicable to Common Stockholders

Net income (loss) applicable to common stockholders for the year ended June 30, 2024 was $(220,149) which is an decrease of $249,244 as compared to the net income applicable to common stockholders for the year ended June 30, 2023 of $29,095.

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	For the Years Ended
	June 30,
	2024	2023
Net Cash Provided by/(Used in) Operating Activities	$117,100	$(52,524)
Net Cash Used in Investing Activities	$(31,088)	$(32,683)
Net Cash Provided by/(Used in) Financing Activities	$(55,333)	$82,991

Management has made no material commitments for capital expenditures for fiscal 2024.  The cash provided by or used in operating, investing and financing activities for the year ended June 30, 2024 is fully detailed in the consolidated statement of cash flows.

Overall cash and cash equivalents increased $30,679 to $41,974 at June 30, 2024 from $11,295 at June 30, 2023.

At June 30, 2024, the Company’s accumulated deficit was $5,661,645, compared to an accumulated deficit of $5,569,568 as of June 30, 2023. Working capital as of June 30, 2024 decreased $121,446 to $561,091 from $682,537 as of June 30, 2023.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2024 Compared to Fiscal Year 2023 (Continued)

Liquidity and Sources of Capital (continued)

The Company’s lease on its office and plant facility is effective through March 31, 2025, with an option to extend for an additional term of five years.  During the year ended June 30, 2023, the Company determined the exercise of the renewal option is reasonably assured and therefore remeasured the right-of-use asset and lease liability to include the additional five years at the current rate so that the new term expires on March 31, 2030. The lease currently requires payments of $6,500 per month, as noted the Company does not believe the payments in the renewal period will vary significantly from this current amount. The facility is leased from an entity that is owned by the son of the Chief Executive Officer of the Company.

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

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 16 through 37 of this Form 10-K.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(15)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Chase General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chase General Corporation and its subsidiary (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Oklahoma City, Oklahoma

September 20, 2024

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND 2023

	June 30,	June 30,
	2024	2023

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$41,974	11,295
Trade Receivables, Net of Allowance for Credit Losses of $1,896	222,699	253,900
Inventories:
Finished Goods	384,641	393,898
Goods in Process	21,971	9,156
Raw Materials	119,508	131,549
Packaging Materials	193,122	269,028
Prepaid Expenses	6,640	21,884
Total Current Assets	990,555	1,090,710

LONG-TERM ASSETS
Property & Equipment
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	866,976	886,341
Trucks and Autos	184,200	170,378
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,268,617	1,274,160
Less: Accumulated Depreciation and Amortization	(1,061,745)	(1,076,030)
Total Property and Equipment, Net	206,872	198,130
Right-of-Use Asset	365,372	413,595
Deferred Tax Asset	21,239	-
Total Long-Term Assets	593,483	611,725

Total Assets	$1,584,038	$1,702,435

The accompanying notes are an integral part of the consolidated financial statements.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2024 AND 2023

	June 30,	June 30,
	2024	2023

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$173,153	100,754
Current Maturities of Notes Payable	161,688	222,400
Current Maturities of Lease Liability	52,019	41,724
Accrued Expenses	25,099	31,996
Refund Liability Owed to Customers	16,533	10,000
Deferred Income	972	1,299
Total Current Liabilities	429,464	408,173

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	36,870	31,491
Lease Liability, Less Current Maturities	313,353	365,371
Deferred Income	-	972
Total Long-Term Liabilities	350,223	397,834

Total Liabilities	779,687	806,007

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,490,000 and $2,460,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,445,000 and $2,415,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,545,994 and $5,487,461, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $903,828 and $894,289, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,661,645)	(5,569,568)
Total Stockholders’ Equity	804,351	896,428

Total Liabilities and Stockholders’ Equity	$1,584,038	$1,702,435

The accompanying notes are an integral part of the consolidated financial statements.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	For the Years Ended
	June 30,
	2024	2023
SALES	$3,395,505	$3,446,234

COST OF SALES	2,542,003	2,361,913
Gross Profit on Sales	853,502	1,084,321

OPERATING EXPENSES
Selling	340,816	343,734
General and Administrative	611,312	577,224
Total Operating Expenses	952,128	920,958

Income (Loss) from Operations	(98,626)	163,363

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,899	1,763
Interest Expense	(14,997)	(7,959)
Total Other Income (Expense), net	(13,098)	(6,196)

Income (Loss) before Income Taxes	(111,724)	157,167

INCOME TAX BENEFIT (PROVISION)
Current tax expense	(1,592)	—
Deferred tax benefit	21,239	—
Total Income Tax Benefit (Provision)	19,647	—

NET INCOME (LOSS)	$(92,077)	$157,167

EARNINGS (LOSS) PER SHARE
Basic and Diluted	$(0.23)	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2022	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,726,735)	$739,261

Net Income	—	—	—	—	—	—	157,167	157,167

BALANCE, June 30, 2023	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,569,568)	896,428

Net Loss	—	—	—	—	—	—	(92,077)	(92,077)

BALANCE, June 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,661,645)	$804,351

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	For the Year Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(92,077)	$157,167
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by/(Used in) Operating Activities:
Depreciation and Amortization	44,970	41,713
Allowance for Credit Losses	—	948
Deferred Income Amortization	(1,299)	(1,299)
Gain on Sale of Property and Equipment	(22,624)	(43,681)
Deferred income taxes	(21,239)	—
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	31,201	(113,512)
Inventories	84,389	(38,354)
Prepaid Expenses	15,244	(15,244)
Accounts Payable	72,399	(34,951)
Refund Liability Owed to Customers	6,533	1,791
Accrued Expenses	(6,897)	(602)
Operating Lease Liability	6,500	(6,500)
Net Cash Provided by/(Used in) Operating Activities	117,100	(52,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Property and Equipment	—	28,000
Purchases of Property and Equipment	(31,088)	(60,683)
Net Cash Used in Investing Activities	(31,088)	(32,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	430,000	565,000
Principal Payments on Line-of-Credit	(500,000)	(475,000)
Proceeds from Note Payable	28,506	—
Proceeds from Note Payable - Stockholder	100,000	—
Principal Payments on Note Payable - Stockholder	(100,000)	—
Principal Payments on Notes Payable	(13,839)	(7,009)
Net Cash Provided by/(Used in) Financing Activities	(55,333)	82,991

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,679	(2,216)

Cash and Cash Equivalents - Beginning of Period	11,295	13,511

CASH AND CASH EQUIVALENTS - END OF PERIOD	$41,974	$11,295

The accompanying notes are an integral part of the consolidated financial statements.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2024 and 2023 was $153,116 and $168,442, respectively.

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

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 1       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade Receivables (Continued)

The carrying amount of trade receivables is reduced by an allowance for credit losses that reflects management’s best estimate of amounts that will not be collected. The Company provides an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions adjusted for current conditions and reasonable and supportable forecasts. All accounts or portions thereof deemed to be uncollectible, or that require an excessive collection cost, are written off to the allowance for credit losses.

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

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 1       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income taxes are provided using the liability method for temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred income tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred income tax assets are only recognized if it is more likely than not that a tax position will be realized or sustained upon examination by the relevant taxing authority. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of relevant information. Deferred income tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. As of June 30, 2023, the full valuation allowance previously established was removed.  The deferred income tax balance as of June 30, 2024 as shown on the accompanying consolidated balance sheet and is expected to be fully utilized.

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by ASC 740, Income Taxes. As of June 30, 2024 and 2023, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2024 and 2023.

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

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized for the year ended June 30, 2024 and 2023 resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the consolidated financial statements.

The majority of the Company’s products are confectionery and confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. The Company operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash”. The Seasonal Candy Products involve production and sale of coconut, peanut, chocolate, and fudge confectioneries. Both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment. Advertising is expensed when incurred and considered as a component of revenue. Advertising expense was $20,660 and $20,121 for the years ended June 30, 2024 and 2023, respectively.

The various divisions of revenue are as follows:

	2024	2023
SALES
Chase Candy	$1,882,291	$1,956,658
Seasonal Candy	1,513,214	1,489,576
Total	$3,395,505	$3,446,234

(25)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 2       FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five-year forgivable loan at a rate of $5,000 per year. The Nodaway Valley Bank established an Irrevocable Standby Letter of Credit in the amount of $25,000 as collateral for this loan, with a maturity date of January 3, 2010. The Company met the criteria of occupying a 20,000 square foot building and creating a minimum of two new full-time equivalent jobs during the first year of operation in the new facility. In addition, the Company maintained 19 existing jobs during the five-year term. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. During the years ended June 30, 2024 and 2023, deferred revenue of $1,299 was amortized into miscellaneous income.

NOTE 3       NOTES PAYABLE

The Company’s long-term debt at June 30, 2024 and 2023 consists of:

		June 30,	June 30,
Payee	Terms	2024	2023
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 4, 2025, with a variable interest rate at prime but not less than 5% (8.5% at June 30, 2024). The line of credit is collateralized by substantially all assets of the Company.	$140,000	$—

Nodaway Valley Bank	$500,000 line-of-credit agreement expired on January 4, 2024, with a variable interest rate at prime but not less than 5%. The line of credit is collateralized by substantially all assets of the Company.	—	210,000

Nodaway Valley Bank	$885 monthly payments, interest of 7.25%; final payment due April 2027, secured by a vehicle.	27,082	—

Ford Motor Credit Company	$1,126 monthly payments, interest of 2.9%; final payment due November 2026, secured by a vehicle.	31,476	43,891

	Total	198,558	253,891
	Less Current Portion	161,688	222,400
	Long-Term Portion	$36,870	$31,491

Future minimum payments for the twelve months ending June 30 are:

June 30,	Amount
2025	$161,688
2026	22,741
2027	14,129
Total	$198,558

(26)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 4       CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2024 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2024 and 2023 totaled $8,973,382 and $8,845,310, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2024 and 2023:

	For the Year Ended
	June 30,
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

(27)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 5       INCOME TAXES

Management believes the income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the years ended June 30, 2023, 2022, and 2021 are subject to examination by the Internal Revenue Service taxing authority.

The sources of deferred income tax assets and liabilities at June 30, 2024 and 2023 are as follows:

	June 30,	June 30,
	2024	2023
Deferred tax assets:
Allowance for Credit Losses	500	500
Deferred Income	235	500
Contribution Carryover	2,329	—
Other	—	6,000
Net operating loss carryforwards	47,014	20,600
	50,078	27,600
Deferred tax liabilities:
Book/Tax Difference on Property and Equipment	(28,839)	(27,600)
	(28,839)	(27,600)

Net deferred tax asset before valuation allowance	21,239	—

Valuation allowance:
Beginning balanace	—	(30,500)
Decrease/(Increase) during the period	—	30,500
Ending balance	—	—

Net deferred tax asset	$21,239	$—

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income (loss) for the years ended June 30, 2024 and 2023 due to the following:

	For the Years Ended
	June 30,
	2024	2023
Computed at statutory rate	$(23,462)	$33,005

Increase (decrease) resulting from:
State income taxes - net of federal tax benefit	(2,588)	4,966
Change in deferred tax asset valuation allowance	—	(30,500)
Other	6,403	(7,471)

Actual tax (benefit) provision	$(19,647)	$—

The Company has available at June 30, 2024, $194,767 of net unused operating losses that may be carried forward and applied against future taxable income. These net operating loss carryforwards do not expire but are subject to an 80% of taxable income utilization.

(28)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 6       EARNINGS (LOSS) PER SHARE

The earnings (loss) per share for the years ended June 30, 2024 and 2023, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	For the Years Ended
	June 30,
	2024	2023
Net Income (Loss)	$(92,077)	$157,167

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Income (Loss) attributable to Common Stockholders	$(220,149)	$29,095

Weighted Average Shares - Basic	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic and Diluted Earnings (Loss) per Share	$(0.23)	$0.03

Contingently issuable shares were not included in the 2024 or 2023 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

The following table details out the contingently issuable shares for the years ended June 30, 2024 and 2023.

	2024	2023
Shares Issuable Upon Conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

NOTE 7       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended
	June 30,
	2024	2023
Supplemental Cash Flow Information:
Interest paid	$14,915	$7,681
Right-of-use asset obtained in exchange for modification of operating lease liability	$—	$279,072
Proceeds received on trade-in of vehicle	$24,000	$—
Note Payable obligation incurred for vehicle	$—	$50,900

(29)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 8       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility, located in St. Joseph, Missouri under an operating lease from an entity that is owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years.  During the period ended June 30, 2023, the Company determined the exercise of the renewal option is reasonably assured and therefore remeasured the right-of-use asset and lease liability to include the additional five years at the current rate so that the new term expires on March 31, 2030. The lease currently requires payments of $6,500 per month, as noted the Company does not believe the payments in the renewal period will vary significantly from this current amount.

Operating lease right-of-use asset and liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 5.75 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.6% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and nonlease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Cash paid for the operating lease liability was $71,500 and operating lease expense was $78,000 for the year ended June 30, 2024, of which, $71,565 is included in cost of sales and $6,435 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of June 30, 2024 are as follows:

Twelve Months Ending June 30,	Amount
2025	$78,000
2026	78,000
2027	78,000
2028	78,000
2029	78,000
Thereafter	65,000
Total Lease Payments	455,000
Less: Imputed Interest	(89,628)
Total Lease Liabilities	$365,372

On September 28, 2023, the Chief Executive Officer of the Company advanced the Company $100,000 under   a standard promissory note agreement with interest at a rate of 8.5% per annum, due December 30, 2023.  On November 30, 2023, the Company paid the note in full including interest of $1,446.

As of June 30, 2024, the Company had raw materials purchase commitments with nine vendors totaling approximately $230,000.

(30)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

NOTE 9       DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 10     CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2024 and 2023, two customers accounted for 45% and 48%, respectively , of sales. As of June 30, 2024 and 2023, these same two customers accounted for 43% and 59%, respectively, of trade receivables.

NOTE 11     SUBSEQUENT EVENTS

The Company monitors significant events occurring after June 30, 2024 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the consolidated financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

(31)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

Management, under the supervision of the Company’s principal executive, who is also the chief financial and accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2024 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

(32)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

ITEM 9B OTHER INFORMATION

None

(33)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

		Periods of Service
Name	Age	as Director	Terms
Barry M. Yantis	79	1980 to Present	One Year
Brian A. Yantis	76	1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	79	45	Until Successor
			Elected
Brian A. Yantis	76	32	Until Successor
			Elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for 45 years, 13 years as Vice-President and 32 years as President. He has been on the board of directors for 45 years and has been associated with the candy business for 49 years.

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

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

(b)Summary Compensation Table

					Long-Term Compensation

				Other	Restricted
	Fiscal			Annual	Stock	Option	LTIP	All Other
Name	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis	6/30/2024	$130,000	—	$3,000	—	—	—	—
Barry M. Yantis	6/30/2023	123,334	—	1,640	—	—	—	—
Barry M. Yantis	6/30/2022	113,333	—	2,640	—	—	—	—

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

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS

			Amounts
			and Nature
			of Beneficial
	Title of Class	Name and Address	Ownership		% of Class
(a)	Security Ownership of Certain Beneficial Owners
	Common; Par Value $1 per Share	Barry Yantis, CEO & Director 12 Longleaf Lane, Hilton Head Island, SC 29926	194,385	(1)	16.90	%(2)

		Brian Yantis, Officer & Director 1210 E. Clarendon Arlington Heights, IL 60004	97,192	(1)	8.40	%(2)

(b)	Security Ownership of Management
	Common; Par Value $1 per Share	Two Directors and CEO as a Group	110,856		11.40%

	Prior Cumulative Preferred, $5 Par	Two Directors and CEO as a Group	21,533		21.50%
	Value: Series A, 6% Convertible

	Prior Cumulative Preferred, $5 Par	Two Directors and CEO as a Group	21,533		21.50%
	Value: Series B, 6% Convertible

	Cumulative Preferred, $20 Par	Two Directors and CEO as a Group	3,017		5.20%
	Value: Series A, $5 Convertible

	Cumulative Preferred, $20 Par	Two Directors and CEO as a Group	630		6.60%
	Value: Series B, $5 Convertible

(36)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

(b)Certain business relationships

 Not applicable

(c)Indebtedness of management

Not applicable

(d)Transactions with promoters

 Not applicable

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2024 and 2023:

	2024	2023
Audit Fees:
Mayer Hoffman McCann P.C. (MHM)	$—	$15,000
HoganTaylor LLP	104,000	102,150
Audit Related Fees	—	—
Tax Fees	—	—

Our Board of Directors pre-approves audit services provided by our independent auditors. The above services and fees were reviewed and approved by the Board before the respective services were rendered.

(37)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

PART IV

ITEM 15EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Consolidated Financial Statements:		Page

	Index to Consolidated Financial Statements		15

	Report of the Independent Registered Public Accounting Firm (PCAOB ID: 483)		16

	Consolidated Balance Sheets		17-18

	Consolidated Statements of Operations		19

	Consolidated Statements of Stockholders’ Equity		20

	Consolidated Statements of Cash Flows		21

	Notes to Consolidated Financial Statements		22-31

2.	Consolidated Financial Statement Schedules:

	None

3.	Exhibits:

	The exhibits listed below are filed with or incorporated by reference in this report.

	The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

	3.1	Articles of Incorporation of Chase General Corporation

	3.2	Bylaws

	The following are Exhibits attached or explanations included in “Notes to Consolidated Financial Statements” in Part II of this report:

	4.	Instruments defining the rights of security holders including indentures - Refer to Note 4.

	11.	Computation of earnings (loss) per share - Refer to Note 6.

	21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.

	31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(38)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

32.1	Certification of Chairman of the Board, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements for the year ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended June 30, 2024 and 2023, (iii) Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

(39)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION (Registrant)

Date:	September 20, 2024	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 20, 2024
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brian A. Yantis		September 20, 2024
Brian A. Yantis	Secretary and Director

(40)