Form 10-Q
period 2024-09-30
CHASE GENERAL CORP
filed 2024-11-13
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ☒

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

As of November 13, 2024, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE months ENDED SEPTEMBER 30, 2024

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2024	2024

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$44,311	$41,974
Trade Receivables, Net of Allowance for Credit Losses of $1,896	788,852	222,699
Inventories:
Finished Goods	333,171	384,641
Goods in Process	15,518	21,971
Raw Materials	109,016	119,508
Packaging Materials	179,902	193,122
Prepaid Expenses	4,736	6,640
Total Current Assets	1,475,506	990,555

LONG-TERM ASSETS
Property & Equipment
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	866,976	866,976
Trucks and Autos	184,200	184,200
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,268,617	1,268,617
Less: Accumulated Depreciation and Amortization	(1,073,427)	(1,061,745)
Total Property and Equipment, Net	195,190	206,872
Right-of-Use Asset	352,734	365,372
Deferred Tax Asset	26,849	21,239
Total Long-Term Assets	574,773	593,483

Total Assets	$2,050,279	$1,584,038

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	September 30,	June 30,
	2024	2024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$293,872	$173,153
Current Maturities of Notes Payable	491,947	161,688
Current Maturities of Lease Liability	53,014	52,019
Accrued Expenses	58,543	25,099
Refund Liability Owed to Customers	34,500	16,533
Deferred Income	648	972
Total Current Liabilities	932,524	429,464

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	31,297	36,870
Lease Liability, Less Current Maturities	299,720	313,353
Total Long-Term Liabilities	331,017	350,223

Total Liabilities	1,263,541	779,687

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,497,500 and $2,490,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,452,500 and $2,445,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,560,627 and $5,545,994, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $906,213 and $903,828, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,679,258)	(5,661,645)
Total Stockholders’ Equity	786,738	804,351

Total Liabilities and Stockholders’ Equity	$2,050,279	$1,584,038

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2024	2023
SALES	$989,021	$1,110,799

COST OF SALES	704,078	797,020
Gross Profit on Sales	284,943	313,779

OPERATING EXPENSES
Selling	96,791	100,382
General and Administrative	204,129	199,096
Total Operating Expenses	300,920	299,478

Income (Loss) from Operations	(15,977)	14,301

OTHER INCOME (EXPENSE)
Miscellaneous Income	368	357
Interest Expense	(7,614)	(7,473)
Total Other Expenses, net	(7,246)	(7,116)

Income (Loss) before Income Taxes	(23,223)	7,185

INCOME TAX BENEFIT (PROVISION)	5,610	(7,744)

NET LOSS	$(17,613)	$(559)

LOSS PER SHARE
Basic and Diluted	$(0.05)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,569,568)	$896,428

Net loss, three months ended September 30, 2023	—	—	—	—	—	—	(559)	(559)

BALANCE, September 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,570,127)	$895,869

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,661,645)	$804,351

Net loss, three months ended September 30, 2024	—	—	—	—	—	—	(17,613)	(17,613)

BALANCE, September 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,679,258)	$786,738

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,613)	$(559)
Adjustments to Reconcile Net Loss to Net Cash Provided by/(Used in) Operating Activities:
Depreciation and Amortization	11,682	10,943
Deferred Income Amortization	(324)	(324)
Deferred Income Taxes	(5,610)	7,065
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(566,153)	(706,807)
Inventories	81,635	(24,555)
Prepaid Expenses	1,904	17,722
Accounts Payable	120,719	249,356
Refund Liability Owed to Customers	17,967	24,110
Accrued Expenses	33,444	45,303
Net Cash Used in Operating Activities	(322,349)	(377,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	330,000	290,000
Proceeds from Note Payable - Stockholder (Note 7)	—	100,000
Principal Payments on Notes Payable	(5,314)	(3,064)
Net Cash Provided by Financing Activities	324,686	386,936

INCREASE IN CASH AND CASH EQUIVALENTS	2,337	9,190

Cash and Cash Equivalents - Beginning of Period	41,974	11,295

CASH AND CASH EQUIVALENTS - END OF PERIOD	$44,311	$20,485

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2024 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2024 and for the three months ended September 30, 2023 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2024. The results of operations for the three months ended September 30, 2024 and cash flows for the three months ended September 30, 2024 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the financial position, results of operations, and cash flows for the periods have been included.

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

For the three months ended September 30,

	2024	2023
SALES
Chase Candy	$319,080	$385,147
Seasonal Candy	669,941	725,652
Total	$989,021	$1,110,799

Subsequent Events

No other events have occurred subsequent to September 30, 2024, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2024.

(7)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 2       LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the period. Diluted loss per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended
	September 30,
	2024	2023
Net Loss	$(17,613)	$(559)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Loss attributable to Common Stockholders	$(49,631)	$(32,577)

Weighted Average Shares - Basic	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic and Diluted Loss per Share	$(0.05)	$(0.03)

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  All of the preferred stock, which is convertible into 1,033,334 shares of common stock was excluded at September 30, 2024 and 2023, as its conversion would have an anti-dilutive effect.  Cumulative Preferred Stock dividends in arrears at September 30, 2024 and 2023 totaled $9,005,400 and $8,877,328, respectively. Total dividends in arrears, on a per share basis, consist of the following:

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

NOTE 3       NOTES PAYABLE

The Company’s notes payable consists of:

		September 30,	June 30,
Payee	Terms	2024	2024
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 4, 2025, with a variable interest rate at prime but not less than 5% (8% at September 30, 2024). The line of credit is collateralized by substantially all assets of the Company.	$470,000	$140,000

Nodaway Valley Bank	$885 monthly payments, interest of 7.25%; final payment due April 2027, secured by a vehicle.	24,916	27,082

Ford Motor Credit Company	$1,126 monthly payments, interest of 2.9%; final payment due November 2026, secured by a vehicle.	28,328	31,476

	Total	523,244	198,558
	Less Current Portion	491,947	161,688
	Long-Term Portion	$31,297	$36,870

Future minimum payments for the twelve months ended September 30 are:

September 30,	Amount
2025	$491,947
2026	23,016
2027	8,281
Total	$523,244

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded an income tax benefit of $5,610 for the three months ended September 30, 2024.  The income tax benefit is a result of additional net operating losses generated during this period.  As such, there is no current income tax liability.  The Company recorded an income tax provision of $7,744 for the three months ended September 30, 2023 as the Company recognized a return to provision adjustment related to the recognition of a net deferred tax liability as well as federal and state income tax payable accounts. As of September 30, 2024, the Company has net operating loss carryovers of $210,524, none of which expire.

The Company recognized a net deferred tax asset for unrecognized tax benefits at September 30, 2024. The Company has no material tax positions at September 30, 2024, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. The Company had no accruals for interest or penalties at September 30, 2024. The Company’s federal income tax returns for the

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

fiscal years ended 2022, 2023, and 2024 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2024	2023
Supplemental Cash Flow Information:
Interest paid	$717	$313

NOTE 6      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and line-of-credit. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility located in St. Joseph, Missouri under an operating lease from an entity that is owned by the son of the Chief Executive Officer of the Company. The lease term is from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years. During the year ended June 30, 2023, the Company determined the exercise of the renewal option is reasonably assured and therefore remeasured the right-of-use asset and lease liability to include the additional five years at the current rate at time of remeasurment so that the new term expires on March 31, 2030.  The lease currently requires payments of $6,500 per month, as noted the Company does not believe the payments in the renewal period will vary significantly from the current amount.

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

The Company’s lease agreement does not contain any residual value guarantees. The Company has made a policy election to combine lease and non-lease components, and a policy election to not recognize right-of-use assets or lease liabilities for leases that are less than twelve months.  Cash paid for operating lease liabilities was $19,500 and operating lease expense was $19,500 for the three months ended September 30, 2024, of which, $17,891 is included in cost of sales and $1,609 is included in general and administrative expenses.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

Minimum annual payments required under the existing operating lease liability that has initial or remaining noncancelable terms in excess of one year as of September 30, 2024 is as follows:

Twelve Months Ending September 30,	Amount
2025	$78,000
2026	78,000
2027	78,000
2028	78,000
2029	78,000
Thereafter	45,500
Total Lease Payments	435,500
Less: Imputed Interest	(82,766)
Total Lease Liabilities	$352,734

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended
	September 30,
	2024	2023
Sales	100%	100%
Cost of Sales	71%	72%
Gross Profit on Sales	29%	28%
Operating Expenses	30%	27%
Income (Loss) from Operations	(2)%	1%
Other Expense, Net	(1)%	—%
Income (Loss) before Income Taxes	(3)%	1%
Income Tax Benefit (Provision)	1%	(1)%
Net Loss	(2)%	(0)%

SALES

Sales decreased $121,778 or 11% for the three months ended September 30, 2024 to $989,021 compared to $1,110,799 for the three months ended September 30, 2023. Sales for Chase Candy decreased $66,067 to $319,080 for the three months ended September 30, 2024, compared to $385,147 for the three months ended September 30, 2023. Sales for Seasonal Candy decreased $55,711 to $669,941 for the three months ended September 30, 2024, compared to $725,652 for the three months ended September 30, 2023.

The 17% decrease in sales of Chase Candy of $66,067 for the three months ended September 30, 2024 over the same period ended September 30, 2023, is primarily due to the effect of the following: 1) decreased net sales of approximately $21,000 for the Mini Mash L278/L212 segments due to a decrease in orders to existing customers; 2) decreased sales of the L276 Cherry Mash Distributors Pack segment by approximately $15,000 versus the same period a year ago primarily due to decreased orders from existing customers; 3) decreased sales of the L279/L299 Bulk Mini Mash segment by approximately $5,000 versus the same period a year ago primarily due to decreased orders from existing customers; and 4) decreased net sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $25,000 due to an decrease in orders to existing customers.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

The 8% decrease in sales of Seasonal Candy of $55,711 for the three months ended September 30, 2024 over the same period ended September 30, 2023, is primarily due to the effect of the following: 1) decreased sales in the bulk seasonal division by approximately $5,000 versus the same period a year ago, primarily due to decreased sales to existing customers; and 2) decreased sales to existing customers in the clamshell division by approximately $50,000.  Management intends to implement a price increase for this category during 2025.

Despite the overall decrease in quantities sold for both divisions, the Company was able to implement a price increase in March 2024 of approximately 14% for the majority of the customers for Chase Candy products and in July 2024 of approximately 14% for the bulk and clamshell products.   Both price increases have contributed to a slight increase in margins for the three months ended September 30, 2024.  Due to the seasonal nature of the Company’s business and the fact that the Company’s largest customer continues to have price increases at lower negotiated rates, the majority of these price increases will continue to be more fully realized during the second quarter of fiscal year 2025.

COST OF SALES

Cost of sales decreased $92,942 to $704,078 or 71% of sales for the three months ended September 30, 2024, compared to $797,020 or 72% of sales for the three months ended September 30, 2023.

The slight decrease in cost of sales as a percentage of sales is related to decreases in raw material quantities ordered, lower prices and labor efficiencies. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2024 decreased $3,591 to $96,791, which is 10% of sales, compared to $100,382, or 9% of sales for the three months ended September 30, 2023.

The decrease of $3,591 in selling expenses for the three months ended September 30, 2024 is primarily due to a decrease in commission expense of  approximately $4,500 over the same period ended September 30, 2023, primarily due to decreased sales.  This decrease was offset by increases totaling $1,000 in other miscellaneous selling expenses.

.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2024 increased $5,033 to $204,128 and 21% of sales, compared to $199,096 or 18% of sales for the three months ended September 30, 2023.

The increase of $5,033 in general and administrative expenses for the three months ended September 30, 2024 is primarily due to an increase in dues and subscriptions of approximately $8,500, an increase in insurance expense of $4,000, and approximately $3,000 of increases in other miscellaneous general and administrative expenses.   The increase in dues and subscriptions is related to a subscription fee charge from one of the Company’s largest customers that began during the second quarter of 2023. These increases were offset by decreases in professional fees of approximately $9,000 for the period ended September 30, 2024.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

OTHER INCOME (EXPENSE)

Other expense increased by $130 for the three months ended September 30, 2024 to ($7,246), compared to ($7,116) for the three months ended September 30, 2023.

The majority of this change can be attributed to an increase in interest expense.

BENEFIT (PROVISION) FOR INCOME TAXES

Due to the net loss for the quarter ending September 30, 2024, the Company recorded an income tax benefit of approximately $5,600.

The Company recorded a $(7,744) income tax provision for the three months ended September 30, 2023 primarily due to the Company recognizing a return to provision adjustment related to the recognition of a net deferred tax liability as well as federal and state income tax payable accounts.

NET LOSS

The Company reported a net loss for the three months ended September 30, 2024 of $(17,613), compared to net loss of $(559) for the three months ended September 30, 2023. This decrease of $17,054 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2024 and September 30, 2023, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2024 was $(49,631) which is a decrease of $17,054 as compared to net loss applicable to common stockholders for the three months ended September 30, 2023 of $(32,577).

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flow for the fiscal period indicated.

	Three Months Ended
	September 30,
	2024	2023
Net Cash Used in Operating Activities	$(322,349)	$(377,746)
Net Cash Provided by Financing Activities	$324,686	$386,936

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2025. The $322,349 of cash used in operating activities for the three months ended September 30, 2024 is fully detailed in the condensed consolidated statement of cash flows. The $324,686 of cash provided by financing activities for the three months ended September 30, 2024 is fully detailed in the condensed consolidated statement of cash flows.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at September 30, 2024 is $9,005,400.

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

Exhibit 101

The following financial statements for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and June 30, 2024, (ii) Condensed Consolidated Statements of Operations for the Three months Ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three months Ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2024 and 2023, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 13, 2024	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(18)