Form 10-Q
period 2024-12-31
CHASE GENERAL CORP
filed 2025-02-05
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ⌧

As of February 5, 2025, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED December 31, 2024

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2024	2024

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$319,143	$41,974
Trade Receivables, Net of Allowance for Credit Losses of $1,896	340,847	222,699
Inventories:
Finished Goods	22,641	384,641
Goods in Process	10,967	21,971
Raw Materials	93,428	119,508
Packaging Materials	149,069	193,122
Prepaid Expenses	13,360	6,640
Total Current Assets	949,455	990,555

LONG-TERM ASSETS
Property & Equipment
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	866,976	866,976
Trucks and Autos	184,200	184,200
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,268,617	1,268,617
Less: Accumulated Depreciation and Amortization	(1,085,107)	(1,061,745)
Total Property and Equipment, Net	183,510	206,872
Right-of-Use Asset	339,855	365,372
Deferred Tax Asset	-	21,239
Total Long-Term Assets	523,365	593,483

Total Assets	$1,472,820	$1,584,038

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	December 31,	June 30,
	2024	2024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$112,106	$173,153
Current Maturities of Notes Payable	22,208	161,688
Current Maturities of Lease Liability	47,527	52,019
Income Tax Payable	8,381	—
Accrued Expenses	9,535	25,099
Refund Liability Owed to Customers	30,150	16,533
Deferred Income	324	972
Total Current Liabilities	230,231	429,464

LONG-TERM LIABILITIES
Deferred Tax Liability	8,165	—
Notes Payable, Less Current Maturities	25,643	36,870
Lease Liability, Less Current Maturities	285,828	313,353
Total Long-Term Liabilities	319,636	350,223

Total Liabilities	549,867	779,687

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,505,000 and $2,490,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,460,000 and $2,445,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,575,261 and $5,545,994, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $908,598 and $903,828, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,543,043)	(5,661,645)
Total Stockholders’ Equity	922,953	804,351

Total Liabilities and Stockholders’ Equity	$1,472,820	$1,584,038

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	December 31,
	2024	2023
SALES	$1,455,512	$1,338,492

COST OF SALES	980,269	999,191
Gross Profit on Sales	475,243	339,301

OPERATING EXPENSES
Selling	112,733	106,713
General and Administrative	179,584	165,774
Total Operating Expenses	292,317	272,487

Income from Operations	182,926	66,814

OTHER INCOME (EXPENSE)
Miscellaneous Income	448	446
Interest Expense	(3,764)	(6,311)
Total Other Expenses, net	(3,316)	(5,865)

Income before Income Taxes	179,610	60,949

INCOME TAX PROVISION	(43,395)	(16,058)

NET INCOME	$136,215	$44,891

EARNINGS PER SHARE
Basic	$0.11	$0.01

Diluted	$0.07	$0.01

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended
	December 31,
	2024	2023
SALES	$2,444,533	$2,449,291

COST OF SALES	1,684,347	1,796,211
Gross Profit on Sales	760,186	653,080

OPERATING EXPENSES
Selling	209,524	207,095
General and Administrative	383,713	364,870
Total Operating Expenses	593,237	571,965

Income from Operations	166,949	81,115

OTHER INCOME (EXPENSE)
Miscellaneous Income	816	803
Interest Expense	(11,378)	(13,784)
Total Other Expenses, net	(10,562)	(12,981)

Income before Income Taxes	156,387	68,134

INCOME TAX PROVISION	(37,785)	(23,802)

NET INCOME	$118,602	$44,332

EARNINGS (LOSS) PER SHARE
Basic and Diluted	$0.06	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, September 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,570,127)	$895,869

Net Income, three months ended December 31, 2023	—	—	—	—	—	—	44,891	44,891

BALANCE, December 31, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,525,236)	$940,760

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, September 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,679,258)	$786,738

Net Income, three months ended December 31, 2024	—	—	—	—	—	—	136,215	136,215

BALANCE, December 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,543,043)	$922,953

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,569,568)	$896,428

Net income, six months ended December 31, 2023	—	—	—	—	—	—	44,332	44,332

BALANCE, December 31, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,525,236)	$940,760

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,661,645)	$804,351

Net income, six months ended December 31, 2024	—	—	—	—	—	—	118,602	118,602

BALANCE, December 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,543,043)	$922,953

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$118,602	$44,332
Adjustments to Reconcile Net Incme to Net Cash Provided by/(Used in) Operating Activities:
Depreciation and Amortization	23,362	21,676
Deferred Income Amortization	(648)	(649)
Deferred Income Taxes	29,404	18,213
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(118,148)	37,702
Inventories	443,137	367,744
Prepaid Expenses	(6,720)	2,008
Income Tax Payable	8,381	—
Accounts Payable	(61,047)	(50,939)
Refund Liability Owed to Customers	13,617	26,300
Accrued Expenses	(15,564)	(11,450)
Operating Lease Liability	(6,500)	—
Net Cash Provided by Operating Activities	427,876	454,937

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	330,000	290,000
Principal Payments on Line-of-Credit	(470,000)	(500,000)
Proceeds from Note Payable - Stockholder (Note 7)	—	100,000
Principal Payments on Note Payable - Stockholder (Note 7)	—	(100,000)
Principal Payments on Notes Payable	(10,707)	(6,167)
Net Cash Used In Financing Activities	(150,707)	(216,167)

INCREASE IN CASH AND CASH EQUIVALENTS	277,169	238,770

Cash and Cash Equivalents - Beginning of Period	41,974	11,295

CASH AND CASH EQUIVALENTS - END OF PERIOD	$319,143	$250,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2024 has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2024 and for the three and six months ended December 31, 2023 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2024. The results of operations for the three and six months ended December 31, 2024 and cash flows for the six months ended December 31, 2024 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

For the three months ended December 31,

	2024	2023
SALES
Chase Candy	$720,907	$568,451
Seasonal Candy	734,605	770,041
Total	$1,455,512	$1,338,492

For the six months ended December 31,

	2024	2023
SALES
Chase Candy	$1,037,875	$952,177
Seasonal Candy	1,406,658	1,497,114
Total	$2,444,533	$2,449,291

Subsequent Events

Other than what is disclosed in Note 3, no other events have occurred subsequent to December 31, 2024, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2024.

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

	Three Months Ended		Six Months Ended
	December 31,		December
	2024	2023	2024	2023
Net Income	$136,215	$44,891	$118,602	$44,332

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income (Loss) attributable to Common Stockholders	$104,197	$12,873	$54,566	$(19,704)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings (Loss) per Share	$0.11	$0.01	$0.06	$(0.02)

Diluted Earnings (Loss) per Share	$0.07	$0.01	$0.06	$(0.02)

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  All of the preferred stock, which is convertible into 1,033,334 shares of common stock, was excluded for the three and six months ended December 31, 2023 and the six months ended December 31, 2024, as its conversion would have an anti-dilutive effect.  Cumulative Preferred Stock dividends in arrears at December 31, 2024 and 2023 totaled $9,037,418 and $8,909,346, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Six Months Ended
	December 31,
	2024	2023
6% Convertible:
Series A	$20	$20
Series B	$19	$19
5% Convertible:
Series A	$75	$74
Series B	$75	$74

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

NOTE 3       NOTES PAYABLE AND LINE-OF-CREDIT

The Company’s debt consists of:

		December 31,	June 30,
Payee	Terms	2024	2024
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 4, 2025, with a variable interest rate at prime but not less than 5% (7.5% at December 31, 2024). The line of credit is collateralized by substantially all assets of the Company.	$-	$140,000

Nodaway Valley Bank	$885 monthly payments, interest of 7.25%; final payment due April 2027, secured by a vehicle.	22,704	27,082

Ford Motor Credit Company	$1,126 monthly payments, interest of 2.9%; final payment due November 2026, secured by a vehicle.	25,147	31,476

	Total	47,851	198,558
	Less Current Portion	22,208	161,688
	Long-Term Portion	$25,643	$36,870

Subsequent to the quarter ended December 31, 2024, the line-of-credit agreement was renewed under similar terms maturing on January 2, 2026.

Future minimum payments for the twelve months ending December 31 are:

December 31,	Amount
2025	$22,208
2026	22,158
2027	3,485
Total	$47,851

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded an income tax provision of $43,395 for the three months ended December 31, 2024 and $37,785 for the six months ended December 31, 2024.  The income tax provision is a result of additional net operating income generated during these periods.  The current income tax payable is $8,381 which results from the net operating loss being limited to 80% of taxable income.  As of December 31, 2024, the Company has estimated net operating loss carryovers of $61,565, none of which expire.

Due to the utilization of net operating loss carryovers, there is a deferred tax liability as of December 31, 2024 of $8,165.  The Company has no material tax positions at December 31, 2024, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at December 31, 2024.  The Company’s federal income tax returns for the fiscal years ended 2022, 2023, and 2024 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2024	2023
Supplemental Cash Flow Information:
Interest paid	$11,738	$14,062

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

(unaudited)

NOTE 7       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

An operating lease right-of-use asset and lease liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 5.25 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.6% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. The Company has made a policy election to combine lease and non-lease components, and a policy election to not recognize right-of-use assets or lease liabilities for leases that are less than twelve months. Cash paid for operating lease liabilities was $45,500 and operating lease expense was $39,000 for the six months ended December 31, 2024, of which, $35,782 is included in cost of sales and $3,218 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of December 31, 2024 are as follows:

Twelve Months Ending December 31,	Amount
2025	$71,500
2026	78,000
2027	78,000
2028	78,000
2029	78,000
Thereafter	26,000
Total Lease Payments	409,500
Less: Imputed Interest	(76,145)
Total Lease Liabilities	$333,355

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023, and Six months Ended December 31, 2024 Compared to Six months Ended December 31, 2023

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Sales	100%	100%	100%	100%
Cost of Sales	67%	75%	69%	73%
Gross Profit on Sales	33%	25%	31%	27%
Operating Expenses	20%	20%	24%	23%
Income from Operations	13%	5%	7%	4%
Other Expense, Net	(1)%	(1)%	—%	(1)%
Income before Income Taxes	12%	4%	7%	3%
Income Tax Provision	(3)%	(1)%	(2)%	(1)%
Net Income	9%	3%	5%	2%

SALES

Sales increased $117,020 or 9% for the three months ended December 31, 2024 to $1,455,512 compared to $1,338,492 for the three months ended December 31, 2023. Sales for Chase Candy increased $152,456 to $720,907 for the three months ended December 31, 2024, compared to $568,451 for the three months ended December 31, 2023. Sales for Seasonal Candy decreased $35,436 to $734,605 for the three months ended December 31, 2024, compared to $770,041 for the three months ended December 31, 2023.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

The 27% increase in sales of Chase Candy of $152,456 for the three months ended December 31, 2024 over the same period ended December 31, 2023, is primarily due to the effect of the following: 1) increased net sales of approximately $49,000 for the Cherry Mash Bar L276/L277 segments due to an increase in orders to existing customers; 2) increased sales of the Mini Mash L278/L212 segment by approximately $60,000 versus the same period a year ago primarily due to increased orders from existing customers; 3) increased sales of the L279/L299 Bulk Mini Mash segment by approximately $7,500 versus the same period a year ago primarily due to increased orders from existing customers; 4) increased sales of the Changemaker Jar L260 and Mini Mash Keg L264 segments by approximately $8,000 due to an increase in orders to existing customers; and 5) increased net sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $28,000 due to an increase in orders to existing customers.

The 5% decrease in sales of Seasonal Candy of $35,436 for the three months ended December 31, 2024 over the same period ended December 31, 2023 is primarily due to the effect of: 1) increased sales in the clamshell division by approximately $38,000 versus the same period a year ago, primarily due to increased sales to existing customers; offset by 2) decreased sales in the bulk seasonal division by approximately $12,000 versus the same period a year ago; and 3) decreased sales to existing customers in the regular produce category by approximately $62,000 versus the same period a year ago.

Sales decreased $4,758 or less than 1% for the six months ended December 31, 2024 to $2,444,533 compared to $2,449,291 for the six months ended December 31, 2023. Sales for Chase Candy increased $85,698 to $1,037,875 for the six months ended December 31, 2024, compared to $952,177 for the six months ended December 31, 2023. Sales for Seasonal Candy decreased $90,456 to $1,406,658 for the six months ended December 31, 2024, compared to $1,497,114 for the six months ended December 31, 2023.

The 9% increase in sales of Chase Candy of $85,698 for the six months ended
December 31, 2024 over the same period ended December 31, 2023, is primarily due to the effect of the following: 1) increased net sales of approximately $35,000 for the Cherry Mash Bar L276/L277 segments due to an increase in orders to existing customers; 2) increased sales of the Mini Mash L278/L212 segment by approximately $38,000 versus the same period a year ago primarily due to increased orders from existing customers; 3) increased sales of the L279/L299 Bulk Mini Mash segment by approximately $2,900 versus the same period a year ago primarily due to increased orders from existing customers; and 4) increased sales of the Changemaker Jar L260 and Mini Mash Keg L264 segments by approximately $4,900 due to an increase in orders to existing customers; 5) decrease in sales allowances and discounts of approximately $10,000 offset by 6) decreased net sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $3,300 due to a decrease in orders to existing customers.

The 6% decrease in sales of Seasonal Candy of $90,456 for the six months ended December 31, 2024 over the same period ended December 31, 2023, is primarily due to decreases in orders in the first and second quarters, including: 1) decreased sales in the clamshell division by approximately $13,500 versus the same period a year ago, primarily due to decreased sales to existing customers; 2) decreased sales in the bulk seasonal division by approximately $18,300 versus the same period a year ago; and 3) decreased sales to existing customers in the regular produce category by approximately $73,700 versus the same period a year ago; offset by 4) a decrease in sales allowance and discounts by approximately $16,000.

In addition to the changes in the overall quantities sold during both the three and six months ended December 31, 2024, the Company was able to implement a price increase in March 2024 of approximately 14% for the majority of the customers for Chase Candy products. For the Seasonal Candy divisions, the Company was able to implement a price increase in July 2024 of approximately 14% for the bulk and clamshell products.  Both price increases noted above have contributed to an increase in margins for the three months ended December 31, 2024.  Due to the seasonal nature of the Company’s business, it was reasonable that most of these price increases implemented earlier in the year were more fully realized during the second quarter of 2025.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

COST OF SALES

The cost of sales decreased $18,922 to $980,269 or 67% of related sales for the three months ended December 31, 2024, compared to $999,191 or 75% of related sales for the three months ended December 31, 2023.

The cost of sales decreased $111,864 to $1,684,347 or 69% of related sales for the six months ended December 31, 2024, compared to $1,796,211 or 73% of related sales for the six months ended December 31, 2023.

The slight decrease in cost of sales as a percentage of sales for both the quarter and the six months ended December 31, 2024, is related to price and labor efficiencies. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2024 increased $6,020 to $112,733, which is 8% of sales, compared to $106,713, or 8% of sales for the three months ended December 31, 2023.

Selling expenses for the six months ended December 31, 2024 increased $2,429 to $209,524, which is 9% of sales, compared to $207,095, or 8% of sales for the six months ended December 31, 2023.

The increase in selling expenses for both the quarter and six months ended December 31, 2024, is primarily due to increases in freight costs attributable to ongoing supply chain issues, as well as an increase related to truck and automotive depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2024 increased $13,810 to $179,584 and 12% of sales, compared to $165,774 or 12% of sales for the three months ended December 31, 2023.

The increase of $13,810 in general and administrative expenses for the three months ended December 31, 2024 is primarily due to an increase in professional fees of approximately $18,800 compared to the three months ended December 31, 2023.  The increase of professional fees during the second quarter of fiscal year 2025 is related to the timing and nature of fees from service providers as part of the annual and quarterly filings.   Additionally, in the three-month period ended December 31, 2024, office supplies expense increased by approximately $2,000 and insurance expense increased by approximately $3,300 from the prior period. These increases are offset by a decrease in dues and subscriptions fees of approximately $8,500 and decreases in various other general and administrative expense items.  The decrease in dues and subscriptions fee is related to an annual subscription fee charged from one of the Company’s largest customers that was paid during the first quarter 2024 compared to the second quarter of 2023.

General and administrative expenses for the six months ended December 31, 2024 increased $18,843 to $383,713 and 16% of sales, compared to $364,870 or 15% of sales for the six months ended December 31, 2023.

The increase of $18,843 in general and administrative expenses for the six months ended December 31, 2024 is primarily due to an increase in professional fees of approximately $9,300 compared to the six months ended December 31, 2023. Additionally, in the six-month period ended December 31, 2024, office supplies expense increased by approximately $2,200 and insurance expense increased by approximately $7,500 from the prior period.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

OTHER INCOME (EXPENSE)

Other expense decreased by $2,549 for the three months ended December 31, 2024 to ($3,316), compared to ($5,865) for the three months ended December 31, 2023.

Other expense decreased by $2,419 for the six months ended December 31, 2024 to ($10,562) compared to ($12,981) for the six months ended December 31, 2023.

The majority of this change can be attributed to a decrease in interest expense, specifically due to interest rate reductions that began in the first quarter of 2024.

PROVISION FOR INCOME TAXES

Due to the net income for the quarter ending December 31, 2024, the Company recorded an income tax provision of approximately $43,000.  Due to the net income for the six months ended December 31, 2024, the Company recorded an income tax provision of approximately $38,000.

NET INCOME

The Company reported a net income for the three months ended December 31, 2024 of $136,215, compared to a net income of $44,891 for the three months ended December 31, 2023. This increase of $91,324 is explained above.  The Company reported net income for the six months ended December 31, 2024 of $118,602, compared to a net income of $44,332 for the six months ended December 31, 2023. This increase of $74,270 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2024 and December 31, 2023, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2024 and December 31, 2023, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2024 was $104,197 which is an increase of $91,324 as compared to the net income applicable to common stockholders for the three months ended December 31, 2023 of $12,873.

Net income (loss) applicable to common stockholders for the six months ended December 31, 2024 was $54,566 which is an increase of $74,270 as compared to the net loss applicable to common stockholders for the six months ended December 31, 2024 of ($19,704).

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flows for the fiscal period indicated.

	Six Months Ended
	December 31,
	2024	2023
Net Cash Provided by Operating Activities	$427,876	$454,937
Net Cash Used in Financing Activities	$(150,707)	$(216,167)

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2025. The $427,876 of cash provided by operating activities for the six months ended December 31, 2024 is fully detailed in the condensed consolidated statement of cash flows. The $150,707 of cash used in financing activities for the six months ended December 31, 2024 is fully detailed in the condensed consolidated statement of cash flows.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at December 31, 2024 is $9,037,418.

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

Exhibit 101

The following financial statements for the quarter ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2024 and June 30, 2024, (ii) Condensed Consolidated Statements of Income for the Three months Ended December 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Income for the Six months Ended December 31, 2024 and 2023, (iv)  Consolidated Statements of Stockholders’ Equity for the Three and Six months Ended December 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the Six months Ended December 31, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 5, 2025	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(20)