Form 10-Q
period 2025-03-31
CHASE GENERAL CORP
filed 2025-05-09
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED March 31, 2025

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2025	2024

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$131,429	$41,974
Trade Receivables, Net of Allowance for Credit Losses of $1,896	125,344	222,699
Inventories:
Finished Goods	199,931	384,641
Goods in Process	14,151	21,971
Raw Materials	93,277	119,508
Packaging Materials	140,105	193,122
Prepaid Expenses	12,456	6,640
Total Current Assets	716,693	990,555

LONG-TERM ASSETS
Property and Equipment:
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	944,476	866,976
Trucks and Autos	184,200	184,200
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,346,117	1,268,617
Less: Accumulated Depreciation and Amortization	(1,096,790)	(1,061,745)
Total Property and Equipment, Net	249,327	206,872
Right-of-Use Asset	429,299	365,372
Deferred Tax Asset	18,814	21,239
Total Long-Term Assets	697,440	593,483

Total Assets	$1,414,133	$1,584,038

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	March 31,	June 30,
	2025	2024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$75,805	$173,153
Current Maturities of Notes Payable	22,471	161,688
Current Maturities of Lease Liability	73,279	52,019
Accrued Expenses	37,397	25,099
Refund Liability Owed to Customers	11,000	16,533
Deferred Income	—	972
Total Current Liabilities	219,952	429,464

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	19,919	36,870
Lease Liability, Less Current Maturities	356,020	313,353
Total Long-Term Liabilities	375,939	350,223

Total Liabilities	595,891	779,687

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,512,500 and $2,490,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,467,500 and $2,445,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,589,894 and $5,545,994, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $910,982 and $903,828, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,647,754)	(5,661,645)
Total Stockholders’ Equity	818,242	804,351

Total Liabilities and Stockholders’ Equity	$1,414,133	$1,584,038

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
SALES	$308,464	414,595

COST OF SALES	232,359	343,657
Gross Profit on Sales	76,105	70,938

OPERATING EXPENSES
Selling	63,629	67,319
General and Administrative	150,605	143,689
Total Operating Expenses	214,234	211,008

Loss from Operations	(138,129)	(140,070)

OTHER INCOME (EXPENSE)
Miscellaneous Income	649	702
Interest Expense	(571)	(265)
Total Other Income, net	78	437

LOSS BEFORE INCOME TAXES	(138,051)	(139,633)

INCOME TAX BENEFIT	33,340	33,736

NET LOSS	$(104,711)	$(105,897)

LOSS PER SHARE
Basic and diluted	$(0.14)	$(0.14)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2025	2024
SALES	$2,752,997	2,863,886

COST OF SALES	1,916,706	2,139,868
Gross Profit on Sales	836,291	724,018

OPERATING EXPENSES
Selling	273,153	274,414
General and Administrative	534,318	508,559
Total Operating Expenses	807,471	782,973

Income (Loss) from Operations	28,820	(58,955)

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,465	1,505
Interest Expense	(11,949)	(14,049)
Total Other Expenses, net	(10,484)	(12,544)

INCOME (LOSS) BEFORE INCOME TAXES	18,336	(71,499)

INCOME TAX (PROVISION) BENEFIT	(4,445)	9,934

NET INCOME (LOSS)	$13,891	$(61,565)

LOSS PER SHARE
Basic and Diluted	$(0.08)	$(0.16)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, December 31, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,525,236)	$940,760

Net loss, three months ended March 31, 2024	—	—	—	—	—	—	(105,897)	(105,897)

BALANCE, March 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,631,133)	$834,863

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, December 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,543,043)	$922,953

Net loss, three months ended March 31, 2025	—	—	—	—	—	—	(104,711)	(104,711)

BALANCE, March 31, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,647,754)	$818,242

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,569,568)	$896,428

Net loss, nine months ended March 31, 2024	—	—	—	—	—	—	(61,565)	(61,565)

BALANCE, March 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,631,133)	$834,863

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,661,645)	$804,351

Net income, nine months ended March 31, 2025	—	—	—	—	—	—	13,891	13,891

BALANCE, March 31, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,647,754)	$818,242

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$13,891	$(61,565)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by/(Used in) Operating Activities:
Depreciation and Amortization	35,045	32,410
Deferred Income Amortization	(972)	(972)
Deferred Income Taxes	2,425	(11,526)
Noncash Operating Lease Expense	—	6,500
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	97,355	84,948
Inventories	271,778	292,583
Prepaid Expenses	(5,816)	2,696
Accounts Payable	(97,348)	(54,188)
Refund Liability Owed to Customers	(5,533)	3,000
Accrued Expenses	12,298	(1,708)
Net Cash Provided by Operating Activities	323,123	292,178

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(77,500)	—
Net Cash Used in Investing Activities	(77,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	330,000	290,000
Principal Payments on Line-of-Credit	(470,000)	(500,000)
Proceeds from Note Payable - Stockholder (Note 7)	—	100,000
Principal Payments on Note Payable - Stockholder (Note 7)	—	(100,000)
Principal Payments on Note Payable	(16,168)	(9,280)
Net Cash Used in Financing Activities	(156,168)	(219,280)

INCREASE IN CASH AND CASH EQUIVALENTS	89,455	72,898

Cash and Cash Equivalents - Beginning of Period	41,974	11,295

CASH AND CASH EQUIVALENTS - END OF PERIOD	$131,429	$84,193

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2024, has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2025, and for the three and nine months ended March 31, 2024, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2024. The results of operations for the three and nine months ended March 31, 2025, and cash flows for the nine months ended March 31, 2025, are not necessarily indicative of the results for the entire fiscal year ending June 30, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

For the three months ended March 31,

	2025	2024
Sales - Chase Candy	$306,936	$406,561
Sales - Seasonal Candy	1,528	8,034
Sales	$308,464	$414,595

For the nine months ended March 31,

	2025	2024
Sales - Chase Candy	$1,351,246	$1,359,896
Sales - Seasonal Candy	1,401,751	1,503,990
Sales	$2,752,997	$2,863,886

Subsequent Events

No events have occurred subsequent to March 31, 2025, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2025.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net (Loss) Income	$(104,711)	$(105,897)	$13,891	$(61,565)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Loss - Common Stockholders	$(136,729)	$(137,915)	$(82,163)	$(157,619)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic and Diluted Loss per Share	$(0.14)	$(0.14)	$(0.08)	$(0.16)

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  All of the preferred stock, which is convertible into 1,033,334 shares of common stock, was excluded for the three and nine months ended March 31, 2025 and 2024, respectively, as its conversion would have an anti-dilutive effect.  Cumulative Preferred Stock dividends in arrears at March 31, 2025 and 2024 totaled $9,069,436 and $8,941,364, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31,
	2025	2024
6% Convertible:
Series A	$20	$20
Series B	$19	$19
5% Convertible:
Series A	$76	$75
Series B	$76	$75

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 2       LOSS PER SHARE (cont.)

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

NOTE 3       NOTES PAYABLE AND LINE-OF-CREDIT

The Company’s debt consists of:

		March 31,	June 30,
Payee	Terms	2025	2024
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 2, 2026, with a variable interest rate at prime but not less than 5% (7.5% as of March 31, 2025). The line of credit is collateralized by substantially all assets of the Company.	$—	$140,000

Nodaway Valley Bank	$885 monthly payments, interest of 7.25%; final payment due April 2027, secured by a vehicle.	20,448	27,082

Ford Motor Credit Company, LLC	$1,126 monthly payments, interest of 2.9%; final payment due November 2026, secured by a vehicle.	21,942	31,476

	Total	42,390	198,558
	Less Current Portion	22,471	161,688
	Long-Term Portion	$19,919	$36,870

Future minimum payments for the twelve months ending March 31 are:

March 31,	Amount
2026	$22,471
2027	19,040
2028	879
Total	$42,390

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 4       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company recorded an income tax benefit of $33,340 for the three months ended March 31, 2025, which is a result of additional net operating losses generated during the period. The Company recorded an income tax provision of $4,445 for the nine months ended March 31, 2025, which is the result of additional net operating income generated during the period. The current income tax payable is $2,020 which results from the net operating loss being limited to 80% of taxable income. As of March 31, 2025, the Company has estimated net operating loss carryovers of $162,660, none of which expire.

The Company recognized a net deferred tax asset of $18,814 for unrecognized tax benefits at March 31, 2025. The Company has no material tax positions at March 31, 2025, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at March 31, 2025. The Company’s federal income tax returns for the fiscal years ended 2022, 2023, and 2024 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 5       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2025	2024
Supplemental Cash Flow Information:
Interest paid	$12,309	$14,327
Right-of-use asset obtained in exchange for modification of operating lease liability	$102,569	$—

NOTE 6      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and line-of-credit. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 7       COMMITMENT, CONCENTRATIONS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility located in St. Joseph, Missouri under an operating lease from an entity that is partially owned by the son of the Chief Executive Officer of the Company. The original lease term was from February 1, 2005, through March 31, 2025, with an option to extend for an additional term of five years. The required lease payments through this period were $6,500 per month. During the year ended June 30, 2023, the Company determined the exercise of the renewal option to be reasonably assured and remeasured the right-of-use asset and lease liability to include the additional five years at what was the current rate, so that the new term expires on March 31, 2030. During the quarter ended March 31, 2025, the Company exercised the renewal option and remeasured the right-of-use asset and lease liability to reflect an increase in the required lease payments to $8,500 per month at the new current rate.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 7       COMMITMENT, CONCENTRATIONS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

An operating lease right-of-use asset and lease liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 5 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.25% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. The Company has made a policy election to combine lease and non-lease components, and a policy election to not recognize right-of-use assets or lease liabilities for leases that are less than twelve months. Cash paid for operating lease liabilities and operating lease expense was $58,500 for the nine months ended March 31, 2025, of which, $53,673 is included in cost of sales and $4,827 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of March 31, 2025, are as follows:

Twelve Months Ending March 31,	Amount
2026	$102,000
2027	102,000
2028	102,000
2029	102,000
2030	102,000
Total Lease Payments	510,000
Less: Imputed Interest	80,701
Total Lease Liabilities	$429,299

On September 28, 2023, the Chief Executive Officer of the Company advanced the Company $100,000 under a standard promissory note agreement with interest at a rate of 8.5% per annum, due December 30, 2023. On November 30, 2023, the Company paid the note in full including interest of $1,446.

One of the Company’s major customers has discontinued the Mini Mash L212 segment, effective in August 2025. Based on historical sales to this customer, management expects a total loss of sales of approximately $200,000 or 15%.

As of March 31, 2025, the Company entered into a contract for the purchase of production equipment totaling $155,000. As a part of this agreement, a 50% downpayment of $77,500 was made, which has been recorded as machinery and equipment and has not yet been placed into service. The remaining $77,500 remains as a commitment of capital resources.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I Financial information

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024, and Nine months Ended March 31, 2025 Compared to Nine months Ended March 31, 2024

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Sales	100%	100%	100%	100%
Cost of Sales	75%	83%	70%	75%
Gross Profit on Sales	25%	17%	30%	25%
Operating Expenses	69%	51%	29%	27%
Income (Loss) from Operations	(44)%	(34)%	1%	(2)%
Other Income (Expenses), Net	—%	—%	—%	—%
Net Income (Loss) before Income Taxes	(44)%	(34)%	1%	(2)%
Income Tax (Provision) Benefit	11%	8%	—%	—%
Net Income (Loss)	(33)%	(26)%	1%	(2)%

SALES

Sales decreased $106,131 or 26% for the three months ended March 31, 2025 to $308,464 compared to $414,595 for the three months ended March 31, 2024. Sales for Chase Candy decreased $99,625 to $306,936 for the three months ended March 31, 2025, compared to $406,561 for the three months ended March 31, 2024. Sales for Seasonal Candy decreased $6,506 to $1,528 for the three months ended March 31, 2025, compared to $8,034 for the three months ended March 31, 2024.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

SALES (cont.)

The 25% decrease in sales of Chase Candy of $99,625 for the three months ended March 31, 2025, over the same period ended March 31, 2024, is primarily due to the effect of the following: 1) decreased sales to existing customers of approximately $40,700 for the Cherry Mash Bar L276/277 segment; 2) decreased sales to existing customers of the Cherry Mash Merchandisers L100/L200 segment by approximately $19,000; 3) decreased sales to existing customers of approximately $29,000 for the Mini Mash L278/L212 segment; 4) decreased sales to existing customers of the Changemaker Jar L260 and Mini Mash Keg L264 segments by approximately $3,200; 5) decreased sales to existing customers of the Bulk Mini Mash L279/L299 segment by approximately $1,200; and 6) increase in sales allowances and discounts by approximately $3,200.

The 81% decrease in sales of Seasonal Candy of $6,506 for the three months ended March 31, 2025 over the same period ended March 31, 2024, is primarily due to the effect of the following: 1) decreased sales in the bulk seasonal division by approximately $4,300 due to decline in sales from existing customers; and 2) decreased sales to existing customers in the clamshell division by approximately $2,600.

Sales decreased $110,889 or 4% for the nine months ended March 31, 2025 to $2,752,997 compared to $2,863,886 for the nine months ended March 31, 2024. Sales for Chase Candy decreased $8,650 to $1,351,246 for the nine months ended March 31, 2025, compared to $1,359,896 for the nine months ended March 31, 2024. Sales for Seasonal Candy decreased $102,239 to $1,401,751 for the nine months ended March 31, 2025, compared to $1,503,990 for the nine months ended March 31, 2024.

The 1% decrease in sales of Chase Candy of $8,650 for the nine months ended
March 31, 2025 over the same period ended March 31, 2024, is primarily due to the effect of the following: 1) decreased net sales of the Cherry Mash Bar L276/L277 segment by approximately $5,700 to existing customers; 2) decreased sales to existing customers for the Cherry Mash Merchandisers L100/L200 segment by approximately $22,400 versus the same period last year; offset by 3) a decrease in sales allowances and discounts by approximately $10,200, 4) increased sales of the Bulk Mini Mash L279/299 segment by approximately $1,700 due to increase in quantity sold to existing customers; and 5) increased sales to existing customers of the Mini Mash L212/L278 segment by approximately $9,000.

The 7% decrease in sales of Seasonal Candy of $102,239 for the nine months ended March 31, 2025 over the same period ended March 31, 2024, is primarily due to the effect of the following: 1) decreased sales in the bulk seasonal division by approximately $22,600 due to decline in sales to existing customers; 2) decreased sales to existing customers in the clamshell division by approximately $16,100; 3) decreased sales to existing customers in the regular produce category by approximately $73,700 versus the same period a year ago; offset by 4) increase in sales allowances and discounts by approximately $12,600.

In addition to the changes in overall quantities sold during both the three and nine months ended March 31, 2025, the Company was able to implement a price increase in March 2024 of approximately 14% for the majority of customers for Chase Candy products. For the Seasonal Candy divisions, the Company was able to implement a price increase in July 2024 of approximately 14% for the bulk and clamshell products. Both price increases noted above have contributed to an increase in margins for the three and nine months ended March 31, 2025.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

COST OF SALES

The cost of sales decreased $111,298 to $232,359 or 75% of related sales for the three months ended March 31, 2025, compared to $343,657 or 83% of related sales for the three months ended March 31, 2024.

The cost of sales decreased $223,162 to $1,916,706 and decreased to 70% of related sales for the nine months ended March 31, 2025, compared to $2,139,868 or 75% of related sales for the nine months ended March 31, 2024.

The decrease in cost of sales as a percentage of sales for both the quarter and the nine months ended March 31, 2025, is related to price and labor efficiencies.  Due to volatility in the regions where raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2025, decreased $3,690 to $63,629, but increased to 21% of sales, compared to $67,319, or 16% of sales for the three months ended March 31, 2024.

Selling expenses for the nine months ended March 31, 2025, decreased $1,261 to $273,153, which is 10% of sales, compared to $274,414, or 10% of sales for the nine months ended March 31, 2024.

The decrease in selling expenses for both the quarter and the nine months ended March 31, 2025, is primarily due to efforts to minimize selling expenses in an attempt to recover costs not passed along with price increases. For the nine months ended March 31, 2025, these decreases were offset by increases in freight costs attributable to ongoing supply chain issues, as well as an increase related to truck and automotive depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2025, increased $6,916 to $150,605 or 49% of sales, compared to $143,689 or 35% of sales for the three months ended March 31, 2024.

The increase of $6,916 in general and administrative expenses for the three months ended March 31, 2025, is primarily due to an increase in dues and subscriptions of approximately $6,800 compared to the three months ended March 31, 2024.

General and administrative expenses for the nine months ended March 31, 2025, increased $25,759 to $534,318 or 19% of sales, compared to $508,559 or 18% of sales for the nine months ended March 31, 2024.

The increase of $25,759 in general and administrative expenses for the nine months ended March 31, 2025, is primarily due to an increase in professional fees of approximately $12,500 compared to the nine months ended March 31, 2024. The increase in professional fees is related to the timing and nature of fees from service providers as a part of the annual and quarterly filings. Additionally, in the nine-month period ended March 31, 2025, dues and subscriptions increased by approximately $6,900, insurance expense increased by approximately $3,800, and office supplies expense increased by approximately $2,400 from the prior period.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $359 for the three months ended March 31, 2025, to $78, compared to $437 for the three months ended March 31, 2024.

Other income (expense) decreased by $2,060 for the nine months ended March 31, 2025, to ($10,484), compared to ($12,544) for the nine months ended March 31, 2024.

The majority of this change can be attributed to a decrease in interest expense, due to interest rate reductions that began in the first quarter of 2024.

BENEFIT (PROVISION) FOR INCOME TAXES

Due to the net loss for the quarter ending March 31, 2025, the Company recorded an income tax benefit of approximately $33,000.  Due to the net income for the nine months ended March 31, 2025, the Company recorded an income tax provision of approximately ($4,000).

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2025, of ($104,711), compared to a net loss of ($105,897) for the three months ended March 31, 2024. This increase of $1,186 is explained above.  The Company reported a net income for the nine months ended March 31, 2025, of $13,891, compared to a net loss of ($61,565) for the nine months ended March 31, 2024. This increase of $75,456 is explained above.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2025 and March 31, 2024, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2025 and March 31, 2024, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2025, was ($136,729) which is an increase of $1,186 as compared to the net loss applicable to common stockholders for the three months ended March 31, 2024, of ($137,915).

Net loss applicable to common stockholders for the nine months ended March 31, 2025 was ($82,163) which is an increase of $75,456 as compared to the net loss applicable to common stockholders for the nine months ended March 31, 2024 of ($157,619).

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flows for the fiscal period indicated.

	Nine Months Ended
	March 31,
	2025	2024
Net Cash Provided by Operating Activities	$323,123	$292,178
Net Cash Used in Investing Activities	$(77,500)	$—
Net Cash Used in Financing Activities	$(156,168)	$(219,280)

The $245,623 of cash provided by operating activities for the nine months ended March 31, 2025, is fully detailed in the condensed consolidated statement of cash flows. The $156,168 of cash used in financing activities for the nine months ended March 31, 2025 is fully detailed in the condensed consolidated statement of cash flows.

As of March 31, 2025, the Company entered into a contract for the purchase of production equipment totaling $155,000. As a part of this agreement, a 50% downpayment of $77,500 was made, which has been recorded as machinery and equipment and has not yet been placed into service. The remaining $77,500 remains as a commitment of capital resources.

One of the Company’s major customers has discontinued the Mini Mash L212 segment, effective in August 2025. Based on historical sales to this customer, management expects a total loss of sales of approximately $200,000 or 15%.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at March 31, 2025 is $9,069,436.

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

Exhibit 101

The following financial statements for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2024, (ii) Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Operations for the Nine months Ended March 31, 2025 and 2024, (iv)  Consolidated Statements of Stockholders’ Equity for the Three and Nine months Ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the Nine months Ended March 31, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 9, 2025	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(20)