Form 10-K
period 2025-06-30
CHASE GENERAL CORP
filed 2025-09-30
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2025

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to it management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit.       ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No   ☒

As of September 30, 2025, there was no established public trading market for the Company’s common stock. Accordingly, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant cannot be determined.

As of September 30, 2025, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

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

Principal Products and Methods of Distribution

The subsidiary, Dye Candy Company, operates two divisions, Chase Candy Products and Seasonal Candy Products. Chase Candy Products involve production and sale of a candy bar marketed under the trade name “Cherry Mash.” The Seasonal Candy Products involve the production and sale of coconut, peanut, chocolate, and fudge confectioneries. The products of both divisions are sold to the same type of customers in the same geographical areas. In addition, both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment for inclusion in this filing.

The principal products produced are as follows:

Chase Candy Products of Dye Candy Company produces a candy bar under the trade name of “Cherry Mash.” The bar is distributed in the following case sizes:

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

FOR THE YEAR ENDED JUNE 30, 2025

ITEM 1 BUSINESS (CONTINUED)

Principal Products and Methods of Distribution (Continued)

Seasonal Candy Products of Dye Candy Company produces coconut, peanut, chocolate, and fudge confectioneries and purchases other outsourced products. These products are distributed in bulk or packaged. Principal products include:

(1)	Coconut Bon-Bons (Discontinued Fall 2025)	(6)	Peanut Brittle
(2)	Coconut Stacks	(7)	Peanut Clusters
(3)	Home Style Poe Fudge	(8)	Champion Créme Drops (Discontinued Fall 2025)
(4)	Peco Flake	(9)	Jelly Candies
(5)	Peanut Squares	(10)	Frosted Pretzels

The Champion Crème Drops, Frosted Pretzels, and Jelly Candies are not produced by the Company.

All products are shipped to customers by shipping companies.

Competition and Market Area

The Chase Candy Products division bars are sold primarily to wholesale candy, grocery accounts, vendors, and repackers. “Cherry Mash” bars are marketed in the Midwest region of the United States. For the years ended June 30, 2025 and 2024, this division accounted for 58% and 55%, respectively, of the sales of Dye Candy Company.

The Seasonal Candy Products division is sold primarily on a Midwest regional basis to national syndicate accounts, repackers and grocery accounts. For the years ended June 30, 2025 and 2024, this division accounted for 42% and 45%, respectively, of the sales of Dye Candy Company.

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

FOR THE YEAR ENDED JUNE 30, 2025

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

Research and Development

The Company has not developed any new products for the years ended June 30, 2025 and 2024.

Raw Materials and Principal Suppliers

Raw materials and packaging materials are produced on a national basis with products coming from locations throughout the United States. Raw materials and packaging materials are generally widely available, depending on common market influences. Two suppliers accounted for more than 22% of the Company’s cost of sales for the year ended June 30, 2025 and for more than 24% of the Company’s costs of sales for the year ended June 30, 2024.

Patents and Trademarks

The largest single revenue producing product, the “Cherry Mash” bar, is protected by a trademark registered with The United States Patent and Trademark Office. The Company considers this trademark significant to operations. This trademark expires in the year 2029.

Employees

As of June 30, 2025, the Company had 16 full-time employees. Historically, this expands to approximately 25-30 full-time personnel during the busy production months of August through December.  The Company does not anticipate expanding production personnel to those levels for the upcoming production months.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

ITEM 1 BUSINESS (CONTINUED)

Customers

For the years ended June 30, 2025 and 2024, one customer accounted for 41% and 38%, respectively, of sales. As of June 30, 2025 and 2024, that same customer accounted for 45% and 28%, respectively, of trade receivables. No other customer accounted for more than 10% of the Company’s sales for the years ended June 30, 2025 and 2024. No other customers accounted for more than 10% of the Company’s trade receivables for the year ended June 30, 2025.  One customer accounted for more than 10% of the Company’s trade receivables for the year ended June 30, 2024.

Beginning fiscal year 2026, the Company anticipates the loss of two major customers.  Based on historical sales to these customers, management expects a total loss of sales of approximately $575,000 or 17%. The termination of these relationships may negatively impact the Company’s financial condition and operating results. The Company continues to assess its customer concentration risk and is implementing strategic initiatives to broaden its customer base.

Environmental Protection and the Effect on Probable Government Regulations on the Business

To the best of management’s knowledge, the Company is presently in compliance with all environmental laws and regulations and does not anticipate any future expenditures in this regard. The Company has evaluated the requirements of the Food Safety Modernization Act (FSMA). The FSMA aims to ensure the U.S. food supply is safe by shifting the focus of federal regulators from responding to contamination to preventing it. The FSMA has given the Food and Drug Administration (FDA) new authorities to regulate the way foods are grown, harvested, and processed. As of the fiscal year ended June 30, 2025 and through the filing of this form, management believes the Company is compliant with all FSMA requirements. Another inspection for compliance will be conducted by a third party within 12 months of year-end. Management does not anticipate any future significant expenditures in the next twelve months in this regard.

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

ITEM 1BUNRESOLVED STAFF COMMENTS

The Company has no unresolved SEC staff comments at June 30, 2025.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

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

Chase General Office and Dye Candy Company Operating Plant – This building is located in St. Joseph, Missouri and contains the general offices (of approximately 2,000 square feet) for Chase General Corporation, Dye Candy Company and its divisions. The production plant of Dye Candy Company occupies the remainder of the building or 18,000 square feet. The building, specifically designed for the Company, is leased from an entity that is owned by the son of the Chief Executive Officer of the Company. The annual rental expense of this facility was $84,000 for the year ended June 30, 2025 and $78,000 for the year ended June 30, 2024.

The net book value of our premises, land and office, and production equipment totaled $323,645 and $206,872 at June 30, 2025 and 2024, respectively.

We believe both facilities are adequately covered by insurance.

(7)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

ITEM 3 LEGAL PROCEEDINGS

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

There is no established public trading market for the common stock (par value $1 per share) of the Company.

Security holders

As of September 30, 2025, the latest practicable date, the approximate number of record holders of common stock was 1,869, including individual participants in security listings.

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

FOR THE YEAR ENDED JUNE 30, 2025

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

Overview

During fiscal year ended June 30, 2025, the Company’s sales were $3,343,170, as compared to sales of $3,395,505 for fiscal year ended June 30, 2024. The 1.5% decrease in sales is attributable to change in composition of sales between Chase Candy Products division and the Seasonal Candy Products division. The Chase Candy Products division, which historically has a higher average price, saw volume of sales decline by 13.3% while the Seasonal Candy Products division experienced volume increases of 18.5%. Additionally, the 5.0% decrease in cost of sales and 5.0% increase in operating expenses resulted in a change in profitability during the year, as reflected in the loss from operations of $73,132 for fiscal year 2025 compared to the loss from operations of $98,626 for fiscal year 2024. Working capital decreased $145,644 to $415,447 for the fiscal year 2025 from $561,091 for the fiscal year 2024 due primarily to a decrease in inventory, offset partially by decreases in accounts payable and current maturities of notes payable.

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

FOR THE YEAR ENDED JUNE 30, 2025

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

Results of Operations

The following table sets forth for the years indicated, the percentage of sales of certain items in the Company’s consolidated statements of operations for the years ended June 30, 2025 and 2024, respectively:

	For the Years Ended
	June 30,
	2025	2024
Sales	100%	100%
Cost of Sales	72%	75%
Gross Profit on Sales	28%	25%
Operating Expenses	30%	28%
Loss from Operations	(2)%	(3)%
Other Expense, Net	—%	—%
Loss before Income Taxes	(2)%	(3)%
Income Tax Provision (Benefit)	(1)%	—%
Net Loss	(3)%	(3)%

Fiscal Year 2025 Compared to Fiscal Year 2024

Sales

During the year ended June 30, 2025, sales, net of returns and allowances, decreased $52,335 or 1.5% as compared to the year ended June 30, 2024. Sales for Chase Candy products increased $50,152 or 2.7% to $1,932,443 for the year ended June 30, 2025 compared to $1,882,291 for the year ended June 30, 2024. Sales for Seasonal Candy products decreased $102,487 or 6.8% to $1,410,727 for the year ended June 30, 2025 as compared to $1,513,214 for the year ended June 30, 2024.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2025 Compared to Fiscal Year 2024 (Continued)

Sales (continued)

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, L100/L200 Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 2.7% increase in sales of Chase Candy of $50,152 for the year ended June 30, 2025 over the same period ended June 30, 2024, is primarily due to the following: 1) increased sales to existing customers of the L276/L277 Cherry Mash Bar segment of approximately $60,000 versus the same period a year ago, 2) increased sales to existing customers of the L100/L200 Cherry Mash Merchandisers segment of approximately $3,000, 3) increased sales to existing customers of the L260/L264 Chasemaker Jar segment of approximately $2,500, and 4) increased sales of the L279/L299 Bulk Mini Mash segment of approximately $3,000, offset by 5) decreased sales of the L212/L278 Mini Mash segment by approximately $15,000 versus the same period a year ago, primarily due to a decrease in orders from existing customers and 6) decreased sales revenue attributable to changes in sales allowances and discounts, promotions, billbacks, and miscellaneous sales of approximately $4,000.

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 6.8% decrease in sales of Seasonal Candy of $102,487 for the year ended June 30, 2025 over the same period ended June 30, 2024, is primarily due to 1) decreased sales in the generic seasonal division by approximately $74,000 versus the same period a year ago, primarily due to decreased orders from existing customers, 2) decreased sales in the bulk seasonal division by approximately $23,000 due to decreased orders from existing customers and 3) decreased sales in the clamshell seasonal division by approximately $12,000 versus the same period a year ago, primarily due to decreased orders from existing customers, offset by 4) increased sales revenue attributable to changes in sales allowances and discounts, promotions, and billbacks related to these category of products of approximately $7,000.

Cost of Sales

Cost of sales for the year ended June 30, 2025, as compared to the year ended June 30, 2024, decreased by 5.0%.  The cost of sales decreased $125,781 to $2,416,222 while decreasing to 72.3% of sales for the year ended June 30, 2025, compared to $2,542,003 or 74.9% of sales for the year ended June 30, 2024.

The 5.0% decrease in cost of sales of $125,781 is related to price and labor efficiencies. Due to volatility in the regions where raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand.

Labor costs, including wages, vacation pay and payroll taxes of $787,505 for the year ended June 30, 2025, decreased 9.8% or $85,978 as compared to $873,483 for the year ended June 30, 2024, primarily due to decreased production wages due to decreased hours compared to the same period ended June 30, 2024.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2025 Compared to Fiscal Year 2024 (Continued)

Gross Profit on Sales

The gross profit increased 8.6% or $73,446 to $926,948, which is 27.7% of related sales for the year ended June 30, 2025, as compared to $853,502 or 25.1% of related sales for the year ended June 30, 2024, as a net result of the 5.0% decrease in cost of sales described above and the 1.5% decrease in sales. Management has implemented a price increase of approximately 6.0% on seasonal candy effective beginning in fiscal year 2026.

Selling Expenses

Selling expenses for the year ended June 30, 2025 increased $1,113 to $341,929, which is 10.2% of sales, compared to $340,816 or 10.0% of sales for the year June 30, 2024. This increase is primarily due to increases in freight costs of approximately $4,000 attributable to ongoing supply chain issues, as well as an increase related to truck and automotive depreciation of approximately $2,000, offset by decreases in commissions, promotions, truck and automotive expenses of approximately $5,000.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2025 increased $46,839 to $658,151, which is 19.7% of sales, compared to $611,312 or 18.0% of sales for the year ended June 30, 2024. The increase is primarily due to increases in dues and subscriptions of approximately $13,500, increases in professional fees of approximately $6,000, increases in office supply expense of approximately $3,000, plus approximately $1,000 attributable to miscellaneous net increases in other costs associated with general and administrative expenses. Additionally, the Company had an offsetting gain on sale of property and equipment of approximately $23,000 recorded in the same period last year, whereas, no sales of property and equipment occurred in the current year.

Other Expense

Other expense reflects expense of $12,166 for the year ended June 30, 2025, as compared to expense of $13,098 for the year ended June 30, 2024. This decrease of $932 in other expense is primarily attributable to a decrease in interest expense, due to interest rate reductions which began in the first quarter of 2024.

(Provision) Benefit for Income Taxes

The Company recorded an income tax provision of $(21,239) for the year ended June 30, 2025, and an income tax benefit of $19,647 for the year ended June 30, 2024.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2025 Compared to Fiscal Year 2024 (Continued)

Net Loss

Net loss for the year ended June 30, 2025 was $106,537, compared to a net loss for the year ended June 30, 2024 of $92,077. This increase in loss of $14,460 is the result of those items previously discussed.

Preferred Dividends

Preferred dividends were $128,072 for the years ended June 30, 2025 and June 30, 2024, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders for the year ended June 30, 2025 was $234,609 which is an increase in loss of $14,460 as compared to the net loss applicable to common stockholders for the year ended June 30, 2024 of $220,149.

Liquidity and Sources of Capital

The table below presents the summary of cash flow for the fiscal year indicated.

	For the Years Ended
	June 30,
	2025	2024
Net Cash Provided by Operating Activities	$129,148	$117,100
Net Cash Used in Investing Activities	$(165,405)	$(31,088)
Net Cash Provided by (Used in) Financing Activities	$41,723	$(55,333)

Management has made no material commitments for capital expenditures for fiscal 2025.  The cash provided by operating activities for the year ended June 30, 2025 is fully detailed in the consolidated statement of cash flows.  The cash used in investing and financing activities for the year ended June 30, 2025 is fully detailed in the consolidated statement of cash flows.

Overall cash and cash equivalents increased $5,466 to $47,440 at June 30, 2025 from $41,974 at June 30, 2024.

At June 30, 2025, the Company’s accumulated deficit was $5,768,182, compared to an accumulated deficit of $5,661,645 as of June 30, 2024. Working capital as of June 30, 2025 decreased $145,644 to $415,447 from $561,091 as of June 30, 2024.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal Year 2025 Compared to Fiscal Year 2024 (Continued)

Liquidity and Sources of Capital (continued)

Beginning fiscal year 2026, the Company anticipates the loss of two major customers.  Based on historical sales to these customers, management expects a total loss of sales of approximately $575,000 or 17%. The termination of these relationships may negatively impact the Company’s financial condition and operating results. The Company continues to assess its customer concentration risk and is implementing strategic initiatives to broaden its customer base.

The Company’s lease on its office and plant facility had an original lease term from February 1, 2005, through March 31, 2025, with an option to extend for an additional term of five years. The required lease payments through this period were $6,500 per month. During the year ended June 30, 2023, the Company determined the exercise of the renewal option to be reasonably assured and remeasured the right-of-use asset and lease liability to include the additional five years at what was the current rate so that the new term expires on March 31, 2030. During the year ended June 30, 2025, the Company exercised the renewal option and remeasured the right-of-use asset and lease liability to reflect an increase in the required lease payments to $8,500 per month at the new current rate.

In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control on all expenditures. For example, certain salaried employees have agreed to a pay reduction, and management is also scaling back overall production levels. This will lead to decreased labor needs, particularly affecting overtime hours and the use of temporary employees. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices.  Management believes that the projected cash flow from operations combined with the availability on the line of credit will be sufficient to meet its funding requirements for the foreseeable future.

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements meeting the requirements of Regulation S-B are contained on pages 15 through 31 of this Form 10-K.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(15)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Chase General Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chase General Corporation and its subsidiary (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern and Management’s Plans

The financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, during the year ended June 30, 2025, the Company received notice from two customers ending all orders going forward. These customers collectively make up a significant portion of the Company’s annual sales. These events, along with recurring net losses and accumulated deficit, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Oklahoma City, Oklahoma

September 30, 2025

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2025 AND 2024

	June 30,	June 30,
	2025	2024

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$47,440	41,974
Trade Receivables, Net of Allowance for Credit Losses of $1,896	212,015	222,699
Inventories:
Finished Goods	180,089	384,641
Goods in Process	13,445	21,971
Raw Materials	128,763	119,508
Packaging Materials	159,857	193,122
Prepaid Expenses	6,640	6,640
Total Current Assets	748,249	990,555

LONG-TERM ASSETS
Property & Equipment
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	1,032,381	866,976
Trucks and Autos	184,200	184,200
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,434,022	1,268,617
Less: Accumulated Depreciation and Amortization	(1,110,377)	(1,061,745)
Total Property and Equipment, Net	323,645	206,872
Right-of-Use Asset	411,473	365,372
Deferred Tax Asset	-	21,239
Total Long-Term Assets	735,118	593,483

Total Assets	$1,483,367	$1,584,038

The accompanying notes are an integral part of the consolidated financial statements.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

JUNE 30, 2025 AND 2024

	June 30,	June 30,
	2025	2024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$91,169	173,153
Current Maturities of Notes Payable	124,388	161,688
Current Maturities of Lease Liability	74,615	52,019
Accrued Expenses	26,342	25,099
Refund Liability Owed to Customers	16,288	16,533
Deferred Income	—	972
Total Current Liabilities	332,802	429,464

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	115,893	36,870
Lease Liability, Less Current Maturities	336,858	313,353
Total Long-Term Liabilities	452,751	350,223

Total Liabilities	785,553	779,687

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,520,000 and $2,490,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,475,000 and $2,445,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,604,527 and $5,545,994, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $913,367 and $903,828, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,768,182)	(5,661,645)
Total Stockholders’ Equity	697,814	804,351

Total Liabilities and Stockholders’ Equity	$1,483,367	$1,584,038

The accompanying notes are an integral part of the consolidated financial statements.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	For the Years Ended
	June 30,
	2025	2024
SALES	$3,343,170	3,395,505

COST OF SALES	2,416,222	2,542,003
Gross Profit on Sales	926,948	853,502

OPERATING EXPENSES
Selling	341,929	340,816
General and Administrative	658,151	611,312
Total Operating Expenses	1,000,080	952,128

Loss from Operations	(73,132)	(98,626)

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,541	1,899
Interest Expense	(13,707)	(14,997)
Total Other Expense, net	(12,166)	(13,098)

Loss before Income Taxes	(85,298)	(111,724)

INCOME TAX (PROVISION) BENEFIT
Current tax expense	-	(1,592)
Deferred tax (provision) benefit	(21,239)	21,239
Total Income Tax (Provision) Benefit	(21,239)	19,647

NET LOSS	$(106,537)	$(92,077)

LOSS PER SHARE
Basic and Diluted	$(0.24)	$(0.23)

The accompanying notes are an integral part of the consolidated financial statements.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2023	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,569,568)	$896,428

Net Loss	—	—	—	—	—	—	(92,077)	(92,077)

BALANCE, June 30, 2024	500,000	500,000	1,170,660	190,780	969,834	3,134,722	(5,661,645)	804,351

Net Loss	—	—	—	—	—	—	(106,537)	(106,537)

BALANCE, June 30, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,768,182)	$697,814

The accompanying notes are an integral part of the consolidated financial statements.

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	For the Year Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(106,537)	$(92,077)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	48,632	44,970
Deferred Income Amortization	(972)	(1,299)
Gain on Sale of Property and Equipment	—	(22,624)
Deferred income taxes	21,239	(21,239)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	10,684	31,201
Inventories	237,088	84,389
Prepaid Expenses	—	15,244
Accounts Payable	(81,984)	72,399
Refund Liability Owed to Customers	(245)	6,533
Accrued Expenses	1,243	(6,897)
Operating Lease Liability	—	6,500
Net Cash Provided by Operating Activities	129,148	117,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(165,405)	(31,088)
Net Cash Used in Investing Activities	(165,405)	(31,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	410,000	430,000
Principal Payments on Line-of-Credit	(470,000)	(500,000)
Proceeds from Note Payable	125,110	28,506
Proceeds from Note Payable - Stockholder (Note 9)	—	100,000
Principal Payments on Note Payable - Stockholder (Note 9)	—	(100,000)
Principal Payments on Notes Payable	(23,387)	(13,839)
Net Cash Provided by (Used in) Financing Activities	41,723	(55,333)

INCREASE IN CASH AND CASH EQUIVALENTS	5,466	30,679

Cash and Cash Equivalents - Beginning of Period	41,974	11,295

CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,440	$41,974

The accompanying notes are an integral part of the consolidated financial statements.

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped are included in cost of sales. Freight expense on goods shipped for the years ended June 30, 2025 and 2024 was $125,581 and $153,116, respectively.

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

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 1       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income taxes are provided using the liability method for temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred income tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards. Deferred income tax assets are only recognized if it is more likely than not that a tax position will be realized or sustained upon examination by the relevant taxing authority. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred income tax assets will not be realized. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of relevant information. Deferred income tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the dates of enactment. As of June 30, 2025 and 2024, a valuation allowance of $41,823 and $0, respectively, was established.

The Company’s policy is to evaluate uncertain tax positions under the guidance as prescribed by Accounting Standards Codification (ASC) Topic 740, Income Taxes. As of June 30, 2025 and 2024, the Company has not identified any uncertain tax positions requiring recognition in the consolidated financial statements. The Company had no accruals for interest or penalties as of June 30, 2025 and 2024.

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

Revenue Recognition

The majority of the Company’s revenue is derived by fulfilling customer orders for the purchase of our products.  The Company recognizes revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon shipment to the customer. Amounts billed and due from our customers are classified as trade receivables on the consolidated balance sheets and require payment on a short-term basis. Generally, individual orders from customers are accounted for as a single performance obligation.

(24)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 1       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized for the year ended June 30, 2025 and 2024 resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the consolidated financial statements.

The majority of the Company’s products are confectionery and confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. The Company operates two divisions, Chase Candy Products and Seasonal Candy Products. Both divisions share a common labor force and utilize the same basic equipment and raw materials. Management considers these two divisions as one reportable segment. Advertising is expensed when incurred and considered as a component of revenue. Advertising expense was $18,371 and $20,660 for the years ended June 30, 2025 and 2024, respectively.

The various divisions of revenue are as follows:

	2025	2024
SALES
Chase Candy	$1,932,443	$1,882,291
Seasonal Candy	1,410,727	1,513,214
Total	$3,343,170	$3,395,505

NOTE 2       GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date these consolidated financial statements are available.  The Company has incurred significant operating losses since its inception.  At June 30, 2025, the Company has an accumulated deficit of $5,768,182 and cash and cash equivalents of $47,440.

Beginning fiscal year 2026, the Company anticipates the loss of two major customers.  Based on historical sales to these customers, management expects a total loss of sales of approximately $575,000 or 17%. The termination of these relationships may negatively impact the Company’s financial condition and operating results. The Company continues to assess its customer concentration risk and is implementing strategic initiatives to broaden its customer base.

(25)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 2       GOING CONCERN AND MANAGEMENT’S PLAN (CONTINUED)

In response, management plans to continue its efforts to expand the present market area and increase sales to its existing customers and seek new customer opportunities. Management also intends to continue tight control on all expenditures and an increased emphasis on inventory and production management. Additionally, due to historical volatility in the regions where raw materials are grown and supplied from, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Management plans to make sales price adjustments in the future as necessary to correspond with changes in raw material prices. Management is also pursuing refinancing its debt prior to the maturity date and intends to negotiate an extension of the line of credit agreement with its current lender.

Management believes that the successful execution of its business plan and debt refinancing would alleviate the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that these plans will be successful. Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s circumstances, which create substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3       FORGIVABLE LOAN AND DEFERRED INCOME

During 2004, the Company received a $25,000 economic development incentive from Buchanan County, which is a five-year forgivable loan at a rate of $5,000 per year. Notice was received February 6, 2009 from the Buchanan County Commission, that the Company had fulfilled its minimum loan requirements so that the loan was forgiven in full and has no further obligations. Since the Company was no longer legally required to return the monies, the liability was reclassified as deferred revenue and amortized into income over the life of the lease term of the new facility. Deferred revenue is recognized on a straight line basis over the lease term of 20 years. Deferred revenue of $972 and $1,299, respectively, was amortized into miscellaneous income during the years ended June 30, 2025 and 2024.

(26)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 4      NOTES PAYABLE

The Company’s long-term debt at June 30, 2025 and 2024 consists of:

		June 30,	June 30,
Payee	Terms	2025	2024
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 2, 2026, with a variable interest rate at prime but not less than 5% (7.5% at June 30, 2025). The line of credit is collateralized by substantially all assets of the Company.	$80,000	$—

Nodaway Valley Bank	$500,000 line-of-credit agreement expired on January 4, 2025, with a variable interest rate at prime but not less than 5%.	—	140,000

Nodaway Valley Bank	$885 monthly payments, interest of 7.25%; final payment due April 2027, secured by a vehicle.	18,159	27,082

Nodaway Valley Bank	$2,514 monthly payments, interest of 7.5%; final payment due May 2030, secured by equipment.	123,404	—

Ford Motor Credit Company	$1,126 monthly payments, interest of 2.9%; final payment due November 2026, secured by a vehicle.	18,718	31,476

	Total	240,281	198,558
	Less Current Portion	124,388	161,688
	Long-Term Portion	$115,893	$36,870

Future minimum payments for the twelve months ending June 30 are:

June 30,	Amount
2026	$124,388
2027	37,462
2028	25,138
2029	27,089
2030	26,204
Total	$240,281

(27)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 5      CAPITAL STOCK

Capital stock authorized, issued, and outstanding as of June 30, 2025 is as follows:

	Shares
		Issued and
	Authorized	Outstanding
Prior Cumulative Preferred Stock, $5 Par Value:
6% Convertible	240,000
Series A		100,000
Series B		100,000

Cumulative Preferred Stock, $20 Par Value:
5% Convertible	150,000
Series A		58,533
Series B		9,539

Common Stock, $1 Par Value:
Reserved for Conversion of Preferred Stock - 1,030,166 shares	2,000,000	969,834

Cumulative Preferred Stock dividends in arrears at June 30, 2025 and 2024 totaled $9,101,454 and $8,973,382, respectively. Total dividends in arrears, on a per share basis, consist of the following at June 30, 2025 and 2024:

	For the Year Ended
	June 30,
	2025	2024
6% Convertible:
Series A	$20	$20
Series B	$20	$19
5% Convertible:
Series A	$76	$75
Series B	$76	$75

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

(28)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 6     INCOME TAXES

Management believes the income tax positions taken for open years are appropriately stated and supported for all open years. The Company’s federal tax returns for the years ended June 30, 2024, 2023, and 2022 are subject to examination by the Internal Revenue Service taxing authority.

The sources of deferred income tax assets and liabilities at June 30, 2025 and 2024 are as follows:

	June 30,	June 30,
	2025	2024
Deferred tax assets:
Allowance for Credit Losses	458	500
Deferred Income	—	235
Contribution Carryover	3,126	2,329
Net operating loss carryforwards	61,571	47,014
	65,155	50,078
Deferred tax liabilities:
Book/Tax Difference on Property and Equipment	(23,332)	(28,839)
	(23,332)	(28,839)

Net deferred tax asset before valuation allowance	41,823	21,239

Valuation allowance:
Beginning balance	—	—
Decrease/(Increase) during the period	(41,823)	—
Ending balance	(41,823)	—

Net deferred tax asset	$—	$21,239

The income tax provision differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax loss for the years ended June 30, 2025 and 2024 due to the following:

	For the Years Ended
	June 30,
	2025	2024
Computed at statutory rate	$(17,913)	$(23,462)

Increase (decrease) resulting from:
State income taxes - net of federal tax benefit	(2,692)	(2,588)
Change in valuation allowance	41,823	—
Other	21	6,403

Actual tax (provision) benefit	$21,239	$(19,647)

The Company has available at June 30, 2025, $254,847 of net unused operating losses that may be carried forward and applied against future taxable income. These net operating loss carryforwards do not expire but are subject to an 80% of taxable income utilization.

(29)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 7     LOSS PER SHARE

The loss per share for the years ended June 30, 2025 and 2024, respectively, was computed on the weighted average of outstanding common shares during the year as follows:

	For the Years Ended
	June 30,
	2025	2024
Net Loss	$(106,537)	$(92,077)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	60,000	60,000
5% Convertible Cumulative Preferred, $20 Par Value	68,072	68,072
Total Dividend Requirements	128,072	128,072

Net Loss attributable to Common Stockholders	$(234,609)	$(220,149)

Weighted Average Shares - Basic	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic and Diluted Loss per Share	$(0.24)	$(0.23)

Contingently issuable shares were not included in the 2025 or 2024 diluted earnings per common share as they would have an antidilutive effect upon earnings per share.

The following table details out the contingently issuable shares for the years ended June 30, 2025 and 2024.

	2025	2024
Shares Issuable Upon Conversion of Series A Prior Cumulative Preferred Stock	400,000	400,000
Shares Issuable Upon Conversion of Series B Prior Cumulative Preferred Stock	375,000	375,000
Shares Issuable Upon Conversion of Series A Cumulative Preferred Stock	222,133	222,133
Shares Issuable Upon Conversion of Series B Cumulative Preferred Stock	36,201	36,201
Total Dilutive Effect of Contingently Issuable Shares	1,033,334	1,033,334

NOTE 8      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Years Ended
	June 30,
	2025	2024
Supplemental Cash Flow Information:
Interest paid	$13,634	$14,915
Right-of-use asset obtained in exchange for modification of operating lease liability	$102,569	$—
Proceeds received on trade-in of vehicle	$—	$24,000

(30)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 9       COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility, located in St. Joseph, Missouri under an operating lease from an entity that is owned by the son of the Chief Executive Officer of the Company. The original lease term was from February 1, 2005 through March 31, 2025 with an option to extend for an additional term of five years. The required lease payments through this period were $6,500 per month. During the period ended June 30, 2023, the Company determined the exercise of the renewal option to be reasonably assured and remeasured the right-of-use asset and lease liability to include the additional five years at what was the current rate so that the new term expires on March 31, 2030. During the year ended June 30, 2025, the Company exercised the renewal option and remeasured the right-of-use asset and lease liability to reflect an increase in the required lease payments to $8,500 per month at the new current rate.

An operating lease right-of-use asset and liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 4.75 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.25% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and nonlease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient, but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Cash paid for operating lease liabilities and operating lease expense was $84,000 for the year ended June 30, 2025, of which, $77,069 is included in cost of sales and $6,931 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of June 30, 2025 are as follows:

Twelve Months Ending June 30,	Amount
2026	$102,000
2027	102,000
2028	102,000
2029	102,000
2030	76,500
Total Lease Payments	484,500
Less: Imputed Interest	(73,027)
Total Lease Liabilities	$411,473

On September 28, 2023, the Chief Executive Officer of the Company advanced the Company $100,000 under a standard promissory note agreement with interest at a rate of 8.5% per annum, due December 30, 2023. On November 30, 2023, the Company paid the note in full including interest of $1,446.

As of June 30, 2025, the Company had raw materials purchase commitments with nine vendors totaling approximately $360,000.

NOTE 10       DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables, accounts payable, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

(31)

CHASE GENERAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

NOTE 11     CONCENTRATION OF CREDIT RISK

For the years ended June 30, 2025 and 2024, one customer accounted for 41% and 38%, respectively, of sales. As of June 30, 2025 and 2024, two customers accounted for 48% and 43%, respectively, of trade receivables.

NOTE 12     SUBSEQUENT EVENTS

The Company monitors significant events occurring after June 30, 2025 and prior to the issuance of the financial statements to determine the impact, if any, of the events on the consolidated financial statements to be issued. All subsequent events of which the Company is aware were evaluated through the filing date of this Form 10-K.

(32)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

Management, under the supervision of the Company’s principal executive, who is also the chief financial and accounting officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2025 under the criteria set forth in the 2013 Internal Control – Integrated Framework.

(33)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

ITEM 9B OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

None.

(34)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Directors

		Periods of Service
Name	Age	as Director	Terms
Barry M. Yantis	80	1980 to Present	One Year
Brian A. Yantis	77	1986 to Present	One Year

		Years of
		Service as
Name	Age	an Officer	Term
Barry M. Yantis	80	46	Until Successor
			Elected
Brian A. Yantis	77	33	Until Successor
			Elected

(b)	Certain Significant Employees

There are no significant employees other than above.

(c)	Family Relationships

Barry M. Yantis and Brian A. Yantis are brothers.

Business Experience

(1)	Barry M. Yantis, President and Treasurer has been an officer of the Company for 46 years, 13 years as Vice-President and 33 years as President. He has been on the board of directors for 46 years and has been associated with the candy business for 50 years.

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

Not applicable.

(e)Audit Committee Financial Expert

The board of directors are not considered audit committee financial experts, but do effectively operate as the audit committee.

(35)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

(b)Summary Compensation Table

					Long-Term Compensation

				Other	Restricted
	Fiscal			Annual	Stock	Option	LTIP	All Other
Name	Year End	Salary	Bonus	Compensation	Award (s)	SARs (#)	Payouts	Compensation
Barry M. Yantis	6/30/2025	$127,500	—	$3,000	—	—	—	—
Barry M. Yantis	6/30/2024	130,000	—	3,000	—	—	—	—
Barry M. Yantis	6/30/2023	123,334	—	1,640	—	—	—	—

1) CEO, President and Treasurer

2) No other compensation than that which is listed in compensation table.

3) No other officers have compensation over $100,000 for their services besides those listed in this compensation table.

(c)Option/SAR grants table

Not applicable.

(d)Aggregated option/SAR exercises and fiscal year-end option/SAR value table

Not applicable.

(e)Long-term incentive plan awards table

Not applicable.

(f)Compensation of Directors

Directors are not compensated for services on the board. The directors are reimbursed for travel expenses incurred in attending board meetings.

(36)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

ITEM 11EXECUTIVE COMPENSATION (CONTINUED)

(g)Employment contracts and termination of employment and change in control arrangements

No employment contracts exist with any executive officers. In addition, there are no contracts currently in place regarding termination of employment or change in control arrangements.

(h)Report on repricing of option/SARs

Not applicable.

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

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

(c)	No Known Change of Control is Anticipated

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)Transactions with management and others

The registrant’s subsidiary, Dye Candy Company entered into an operating lease agreement during the 2005 fiscal year to provide office and manufacturing facilities with a limited liability company that is owned by the son of the Chief Executive Officer of the Company. Under the latest lease amendment, the annual rent is $102,000.

(b)Certain business relationships

 Not applicable.

(c)Indebtedness of management

Not applicable.

(d)Transactions with promoters

 Not applicable.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the aggregate fees billed to the Company for professional services for the years ended June 30, 2025 and 2024:

	2025	2024
Audit Fees:
HoganTaylor LLP	108,305	104,000
Audit Related Fees	—	—
Tax Fees	—	—

Our Board of Directors pre-approves audit services provided by our independent auditors. The above services and fees were reviewed and approved by the Board before the respective services were rendered.

(38)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

PART IV

ITEM 15EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.	Consolidated Financial Statements:		Page

	Index to Consolidated Financial Statements		15

	Report of the Independent Registered Public Accounting Firm (PCAOB ID: 483)		16

	Consolidated Balance Sheets		17-18

	Consolidated Statements of Operations		19

	Consolidated Statements of Stockholders’ Equity		20

	Consolidated Statements of Cash Flows		21

	Notes to Consolidated Financial Statements		22-32

2.	Consolidated Financial Statement Schedules:

	None

3.	Exhibits:

	The exhibits listed below are filed with or incorporated by reference in this report.

	The following have been previously filed and are incorporated by reference to prior years’ Forms 10-K filed by the Registrant:

	3.1	Articles of Incorporation of Chase General Corporation

	3.2	Bylaws

	The following are Exhibits attached or explanations included in “Notes to Consolidated Financial Statements” in Part II of this report:

	4.	Instruments defining the rights of security holders including indentures - Refer to Note 5.

	11.	Computation of earnings (loss) per share - Refer to Note 7.

	21.	Subsidiaries of registrant - Refer to Note 1 of Notes to Consolidated Financial Statements.

	31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(39)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

32.1	Certification of Chairman of the Board, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements for the year ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended June 30, 2025 and 2024, (iii) Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

(40)

CHASE GENERAL CORPORATION AND SUBSIDIARY

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE GENERAL CORPORATION (Registrant)

Date:	September 30, 2025	By:	/s/ Barry M. Yantis
Barry M. Yantis
Chairman of the Board, Chief Executive Officer,
President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signatures	Title	Date

/s/ Barry M. Yantis		September 30, 2025
Barry M. Yantis	Chairman of the Board, Chief Executive Officer and Chief Financial Officer, President, Treasurer and Director

/s/ Brian A. Yantis		September 30, 2025
Brian A. Yantis	Secretary and Director

(41)