Form 10-Q
period 2025-09-30
CHASE GENERAL CORP
filed 2025-11-06
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE months ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2025	2025

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$61,868	$47,440
Trade Receivables, Net of Allowance for Credit Losses of $1,896	613,877	212,015
Inventories:
Finished Goods	167,095	180,089
Goods in Process	18,952	13,445
Raw Materials	119,427	128,763
Packaging Materials	219,939	159,857
Prepaid Expenses	4,767	6,640
Total Current Assets	1,205,925	748,249

LONG-TERM ASSETS
Property & Equipment
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	1,032,381	1,032,381
Trucks and Autos	184,200	184,200
Office Equipment	33,025	33,025
Leasehold Improvements	72,068	72,068
Total	1,434,022	1,434,022
Less: Accumulated Depreciation and Amortization	(1,126,894)	(1,110,377)
Total Property and Equipment, Net	307,128	323,645
Right-of-Use Asset	393,322	411,473
Total Long-Term Assets	700,450	735,118

Total Assets	$1,906,375	$1,483,367

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	September 30,	June 30,
	2025	2025

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$286,616	$91,169
Current Maturities of Notes Payable	384,951	124,388
Current Maturities of Lease Liability	75,976	74,615
Accrued Expenses	52,648	26,342
Refund Liability Owed to Customers	26,885	16,288
Total Current Liabilities	827,076	332,802

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	104,538	115,893
Lease Liability, Less Current Maturities	317,346	336,858
Total Long-Term Liabilities	421,884	452,751

Total Liabilities	1,248,960	785,553

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,527,500 and $2,520,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,482,500 and $2,475,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,619,161 and $5,604,527, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $915,752 and $913,367, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,808,581)	(5,768,182)
Total Stockholders’ Equity	657,415	697,814

Total Liabilities and Stockholders’ Equity	$1,906,375	$1,483,367

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2025	2024
SALES	$791,137	989,021

COST OF SALES	529,595	704,078
Gross Profit on Sales	261,542	284,943

OPERATING EXPENSES
Selling	76,384	96,791
General and Administrative	218,295	204,129
Total Operating Expenses	294,679	300,920

Loss from Operations	(33,137)	(15,977)

OTHER INCOME (EXPENSE)
Miscellaneous Income	37	368
Interest Expense	(7,299)	(7,614)
Total Other Expenses, net	(7,262)	(7,246)

Loss before Income Taxes	(40,399)	(23,223)

INCOME TAX BENEFIT	-	5,610

NET LOSS	$(40,399)	$(17,613)

LOSS PER SHARE
Basic and Diluted	$(0.07)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,661,645)	$804,351

Net loss, three months ended September 30, 2024	—	—	—	—	—	—	(17,613)	(17,613)

BALANCE, September 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,679,258)	$786,738

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,768,182)	$697,814

Net loss, three months ended September 30, 2025	—	—	—	—	—	—	(40,399)	(40,399)

BALANCE, September 30, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,808,581)	$657,415

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(40,399)	$(17,613)
Adjustments to Reconcile Net Loss to Net Cash Provided by/(Used in) Operating Activities:
Depreciation and Amortization	16,517	11,682
Deferred Income Amortization	—	(324)
Deferred income taxes	—	(5,610)
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(401,862)	(566,153)
Inventories	(43,259)	81,635
Prepaid Expenses	1,873	1,904
Accounts Payable	195,447	120,719
Refund Liability Owed to Customers	10,597	17,967
Accrued Expenses	26,306	33,444
Net Cash Used in Operating Activities	(234,780)	(322,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	260,000	330,000
Principal Payments on Notes Payable	(10,792)	(5,314)
Net Cash Provided by Financing Activities	249,208	324,686

INCREASE IN CASH AND CASH EQUIVALENTS	14,428	2,337

Cash and Cash Equivalents - Beginning of Period	47,440	41,974

CASH AND CASH EQUIVALENTS - END OF PERIOD	$61,868	$44,311

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2025, has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three months ended September 30, 2025 and for the three months ended September 30, 2024 are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2025. The results of operations for the three months ended September 30, 2025, and cash flows for the three months ended September 30, 2025, are not necessarily indicative of the results for the entire fiscal year ending June 30, 2026. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present the financial position, results of operations, and cash flows for the periods have been included.

Revenue Recognition

The majority of our revenue is derived by fulfilling customer orders for the purchase of our product.  The Company recognizes revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon shipment to the customer. Amounts billed and due from our customers are classified as trade receivables on the consolidated balance sheet and require payment on a short-term basis. Generally, individual orders from customers are accounted for as a single performance obligation.

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value added, and other taxes we collect concurrently with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly, and the impact of any adjustments are recognized in the period the adjustments are identified.  The adjustments recognized for the three months ended September 30, 2025 and 2024, resulting from updated estimates of revenue for prior year product sales were not significant.  The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the consolidated financial statement.

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

For the three months ended September 30,

	2025	2024
SALES
Chase Candy	$356,867	$319,080
Seasonal Candy	434,270	669,941
Total	$791,137	$989,021

Subsequent Events

No events have occurred subsequent to September 30, 2025, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the three month period ended September 30, 2025.

NOTE 2       GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date these consolidated financial statements are available.  The Company has incurred significant operating losses since its inception.  At September 30, 2025, the Company has an accumulated deficit of $5,808,581 and cash and cash equivalents of $61,868.

During fiscal year 2026, the Company lost two major customers.  Based on historical sales to these customers, management expects a total loss of sales of approximately $575,000 or 17%. The termination of these relationships may negatively impact the Company’s financial condition and operating results. The Company continues to assess its customer concentration risk and is implementing strategic initiatives to broaden its customer base.

In response, management plans to continue its efforts to expand the present market area and increase sales to its existing customers and seek new customer opportunities. Management also intends to continue tight control over all expenditures and an increased emphasis on inventory and production management.  Additionally, due to historical volatility in the regions where raw materials are grown and supplied from, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Management plans to make sales price adjustments in the future as necessary to correspond with changes in raw material prices. Management is also pursuing refinancing its debt prior to the maturity date and intends to negotiate an extension of the line of credit agreement with its current lender.

(7)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 2       GOING CONCERN AND MANAGEMENT’S PLAN (cont.)

Management believes that the successful execution of its business plan and debt refinancing would alleviate the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that these plans will be successful. Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s circumstances, which creates substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3       LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the period. Diluted loss per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended
	September 30,
	2025	2024
Net Loss	$(40,399)	$(17,613)

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018
Total Dividend Requirements	32,018	32,018

Net Loss attributable to Common Stockholders	$(72,417)	$(49,631)

Weighted Average Shares - Basic	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168

Basic and Diluted Loss per Share	$(0.07)	$(0.05)

(8)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 3       LOSS PER SHARE (cont.)

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  All of the preferred stock, which is convertible into 1,033,334 shares of common stock was excluded for the three months ended September 30, 2025 and 2024, respectively, as its conversion would have an anti-dilutive effect. Cumulative Preferred Stock dividends in arrears at September 30, 2025 and 2024, totaled $9,133,472 and $9,005,400, respectively. Total dividends in arrears, on a per share basis, consist of the following:

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

(unaudited)

NOTE 4       NOTES PAYABLE

The Company’s notes payable consists of:

		September 30,	June 30,
Payee	Terms	2025	2025
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 2, 2026, with a variable interest rate at prime but not less than 5% (7.25% at September 30, 2025). The line of credit is collateralized by substantially all assets of the Company.	$340,000	$80,000

Nodaway Valley Bank	$885 monthly payments, interest of 7.25%; final payment due April 2027, secured by a vehicle.	15,826	18,159

Ford Motor Credit Company	$1,126 monthly payments, interest of 2.9%; final payment due November 2026, secured by a vehicle.	15,469	18,718

Nodaway Valley Bank	$2,514 monthly payments, interest of 7.5%; final payment due May 2030, secured by equipment.	118,194	123,404

	Total	489,489	240,281
	Less Current Portion	384,951	124,388
	Long-Term Portion	$104,538	$115,893

Future minimum payments for the twelve months ended September 30 are:

September 30,	Amount
2026	$384,951
2027	31,941
2028	25,512
2029	27,535
2030	19,550
Total	$489,489

NOTE 5       INCOME TAXES

The Company did not record an income tax provision or benefit for the three months ended September 30, 2025 as a full valuation allowance has been recorded against the net deferred tax assets of the Company. The Company recorded an income tax benefit of $5,610 for the three months ended September 30, 2024 as additional net operating losses were generated during this period prior to recording a full valuation allowance against the net deferred tax assets of the Company.  As of September 30, 2025 and 2024, a valuation allowance of $51,584 and $0, respectively, was established.

As of September 30, 2025, the Company has net operating loss carryovers of approximately $296,000, none of which expire but are subject to an 80% of taxable income utilization limitation.

(10)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 5       INCOME TAXES (cont.)

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. The Company has no material tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility as of September 30, 2025. The Company had no accruals for interest or penalties at September 30, 2025. The Company's federal income tax returns for the fiscal years ended 2025, 2024, 2023 and 2022 are subject to examination by the Internal Revenue Service taxing authority.

NOTE 6       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2025	2024
Supplemental Cash Flow Information:
Interest paid	$2,782	$717

NOTE 7      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 8       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility, located in St. Joseph, Missouri under an operating lease from an entity that is owned by the son of the Chief Executive Officer of the Company. The original lease term was from February 1, 2005 through March 31, 2025, with an option to extend for an additional term of five years. The required lease payments through this period were $6,500 per month. During the period ended June 30, 2023, the Company determined the exercise of the renewal option to be reasonably assured and remeasured the right-of-use asset and lease liability to include the additional five years at what was the current rate so that the new term expires on March 31, 2030. During the year ended June 30, 2025, the Company exercised the renewal option and remeasured the right-of-use asset and lease liability to reflect an increase in the required lease payments to $8,500 per month at the new current rate.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 8       COMMITMENT, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

An operating lease right-of-use asset and liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 4.5 years, and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.25% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and nonlease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Cash paid for operating lease liabilities and operating lease expense was $25,500 for the three months ended September 30, 2025, of which, $23,396 is included in cost of sales and $2,104 is included in general and administrative expenses.

Minimum annual payments required under the existing operating lease liability that have initial or remaining noncancelable terms in excess of one year as of September 30, 2025 are as follows:

Twelve Months Ending September 30,	Amount
2026	$102,000
2027	102,000
2028	102,000
2029	102,000
2030	51,000
Total Lease Payments	459,000
Less: Imputed Interest	(65,678)
Total Lease Liabilities	$393,322

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

RESULTS OF OPERATIONS - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended
	September 30,
	2025	2024
Sales	100%	100%
Cost of Sales	67%	71%
Gross Profit on Sales	33%	29%
Operating Expenses	37%	30%
Loss from Operations	(4)%	(1)%
Other Expenses, Net	(1)%	(2)%
Loss before Income Taxes	(5)%	(3)%
Income Tax Benefit	—%	1%
Net Loss	(5)%	(2)%

SALES

During fiscal year 2026, the Company lost two major customers.  Based on historical sales to these customers, management expects a total loss of sales of approximately $575,000.  During the three months ended September 30, 2025, sales, net of returns and allowances, decreased $197,884 or 20% as compared to the three months ended September 30, 2024. Sales for Chase Candy increased $37,787 or 12% to $356,867 for the three months ended September 30, 2025, as compared to $319,080 for the three months ended September 30, 2024. Sales for Seasonal Candy decreased $235,671 or 35% to $434,270 for the three months ended September 30, 2025, as compared to $669,941 for the three months ended September 30, 2024.

(13)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

SALES (cont.)

Sales for Chase Candy consisted of the following divisions: L276 Cherry Mash Distributor Pack division, L100/L200 Cherry Mash Merchandisers division, L260 Changemaker Jar division, L279/L299 Bulk Mini Mash division, and L278/L212 Mini Mash division. The 12% increase in sales of Chase Candy of $37,787 for the three months ended September 30, 2025, over the same period ended September 30, 2024, is primarily due to the effect of the following: 1) increased sales to existing customers of the L276 Cherry Mash Distributors Pack segment by approximately $41,000 versus the same period a year ago; 2) increased sales to existing customers of the L279/L299 Bulk Mini Mash segment by approximately $16,000, 3) increased online sales and miscellaneous other product categories by approximately $5,000; offset by 4) decreased sales by approximately $16,000 for the Mini Mash L278/L212 segments and 5) decreased sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $9,000 due to a decrease in orders to existing customers.

Sales for Seasonal Candy consisted of the following divisions: bulk seasonal division, clamshell seasonal division, and the generic seasonal division. The 35% decrease in sales of Seasonal Candy of $235,671 for the three months ended September 30, 2025, over the same period ended September 30, 2024, is primarily due to the effect of the following: 1) decreased sales in the generic seasonal division by approximately $447,000 versus the same period a year ago, primarily due to decreased orders to existing customers, offset by 2) increased sales in the bulk seasonal division by approximately $50,000 due to increased orders to existing customers and 3) increased sales in the clamshell seasonal division by approximately $144,000 versus the same period a year ago, primarily due to increased orders to existing customers, and 4) increased sales revenue attributable to changes in sales allowances and discounts, promotions, and billbacks related to these category of products by approximately $17,000.

Despite the overall decrease in quantities sold for both divisions, the Company was able to implement a price increase in July 2025 of approximately 6% for the bulk and clamshell products, no price increase occurred for Chase Candy products during the three months ended September 30, 2025.   The seasonal candy price increase has helped to contribute to an increase in margins for the three months ended September 30, 2025.

COST OF SALES

Cost of sales for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, decreased by 25%. The cost of sales decreased $174,483 to $529,595 while decreasing to 67% of sales for the three months ended September 30, 2025, compared to $704,078 or 71% of sales for the three months ended September 30, 2024.

The 25% decrease in cost of sales of $174,483 is primarily related to labor efficiencies implemented by management in response to the loss of major customers. Labor costs, including wages, vacation pay and payroll taxes of $169,649 for the three months ended September 30, 2025, decreased 21% or $45,356 as compared to $215,005 for the three months ended September 30, 2024, primarily due to decreased wages as a result of intentional pay reductions for certain salaried employees as well as decreased production hours compared to the same period ended September 30, 2024.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2025, decreased $20,407 to $76,384, which is 10% of sales, compared to $96,791, or 10% of sales for the three months ended September 30, 2024. This decrease is primarily due to a decrease in commission expense of approximately $15,000, a decrease in sales salaries of approximately $4,000, and a decrease in promotions of approximately $2,000 over the same period ended September 30, 2024, primarily due to decreased sales and intentional efforts by management to control costs.

.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2025, increased $14,166 to $218,295 or 28% of sales, compared to $204,129 or 21% of sales for the three months ended September 30, 2024. The increase is primarily due to increases in professional fees of approximately $24,000, offset by decreases in dues and subscriptions of approximately $7,000 and decreases in insurance expense of approximately $3,000.

.

OTHER EXPENSE, NET

Other expense, net reflects expense of $7,262 for the three months ended September 30, 2025, as compared to expense of $7,246 for the three months ended September 30, 2024. Other expenses, which consists almost entirely of interest expense, remained relatively stable for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

BENEFIT (PROVISION) FOR INCOME TAXES

The Company did not record an income tax provision or benefit for the three months ended September 30, 2025 due to the full valuation allowance applied to net deferred tax assets as of June 30, 2025 and September 30, 2025. The Company recorded an income tax benefit of $5,610 for the three months ended September 30, 2024.

NET LOSS

The Company reported a net loss for the three months ended September 30, 2025 of $40,399, compared to net loss of $17,613 for the three months ended September 30, 2024. This increase in loss of $22,786 is the result of those items previously discussed.

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended September 30, 2025 and September 30, 2024, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended September 30, 2025, was $72,417 which is an increase in loss of $22,786 as compared to net loss applicable to common stockholders for the three months ended September 30, 2024, of $49,631.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flows for the fiscal period indicated.

	Three Months Ended
	September 30,
	2025	2024
Net Cash Used in Operating Activities	$(234,780)	$(322,349)
Net Cash Provided by Financing Activities	$249,208	$324,686

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I     financial INFORMATION

item 2. management’s discussion and analysis of

financial condition and results of operations

LIQUIDITY AND CAPITAL RESOURCES (cont.)

Management has made no material commitments for capital expenditures for the remainder of fiscal year 2026. The cash used in operating activities for the three months ended September 30, 2025, is fully detailed in the consolidated statement of cash flows.  The cash provided by financing activities for the three months ended September 30, 2025, is fully detailed in the consolidated statement of cash flows.

Overall cash and cash equivalents increased $14,428 to $61,868 at September 30, 2025, from $47,440 at June 30, 2025.

At September 30, 2025, the Company’s accumulated deficit was $5,808,581, compared to an accumulated deficit of $5,768,182 as of June 30, 2025. Working capital for the three months ended September 30, 2025, decreased $36,598 to $378,849 from $415,447 as of June 30, 2025.

The Company’s lease on its office and plant facility has a lease term from through March 31, 2030.  The required lease payments through this period are $8,500 per month. The facility is leased from an entity that is owned by the son of the Chief Executive Officer of the Company.

During the quarter ended September 30, 2025, the Company experienced the loss of two major customers, which previously represented a significant portion o consolidated revenues.  This change is expected to impact future sales volumes and may reduce operating cash flows in subsequent periods.  In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Management also intends to continue tight control over all expenditures. For example, certain salaried employees have agreed to a pay reduction, and management is also scaling back overall production levels. This will lead to decreased labor needs, particularly affecting overtime hours and the use of temporary employees. Due to volatility in the regions where these raw materials are grown, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices. Management believes that the projected cash flow from operations combined with the Company’s ability to generate positive working capital will be sufficient to meet its funding requirements for the foreseeable future.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at September 30, 2025, is $9,113,472.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Clawback Policy Disclosure

During the quarter ended September 30, 2025, the Company did not identify any accounting restatements that would trigger a recovery of incentive-based compensation under its clawback policy adopted pursuant to Rule 10D-1 of the Securities Exchange Act of 1934. Accordingly, no recoveries were made during the period. The Company has performed a recovery analysis in accordance with its clawback policy and determined that no incentive-based compensation was subject to recovery during the applicable period.

Cybersecurity Incident Disclosure

During the quarter ended September 30, 2025, the Company did not identify any material cybersecurity incidents. The Company continues to monitor and manage cybersecurity risks through its established governance and risk management framework.

(19)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

ITEM 6.EXHIBITS

a.Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer and Treasurer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and June 30, 2025, (ii) Condensed Consolidated Statements of Operations for the Three months Ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three months Ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2025 and 2024, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(20)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

November 6, 2025	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(21)