Form 10-Q
period 2025-12-31
CHASE GENERAL CORP
filed 2026-02-12
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 12, 2026, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED December 31, 2025

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2025	2025

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$162,772	$47,440
Trade Receivables, Net of Allowance for Credit Losses of $1,896	301,264	212,015
Inventories:
Finished Goods	29,751	180,089
Goods in Process	16,185	13,445
Raw Materials	50,824	128,763
Packaging Materials	138,022	159,857
Prepaid Expenses	14,377	6,640
Total Current Assets	713,195	748,249

LONG-TERM ASSETS
Property & Equipment
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	1,015,028	1,032,381
Trucks and Autos	184,200	184,200
Office Equipment	32,325	33,025
Leasehold Improvements	69,843	72,068
Total	1,413,744	1,434,022
Less: Accumulated Depreciation and Amortization	(1,123,106)	(1,110,377)
Total Property and Equipment, Net	290,638	323,645
Right-of-Use Asset	374,839	411,473
Total Long-Term Assets	665,477	735,118

Total Assets	$1,378,672	$1,483,367

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	December 31,	June 30,
	2025	2025

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$74,718	$91,169
Current Maturities of Notes Payable	44,510	124,388
Current Maturities of Lease Liability	68,860	74,615
Accrued Expenses	14,803	26,342
Refund Liability Owed to Customers	17,665	16,288
Total Current Liabilities	220,556	332,802

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	93,993	115,893
Lease Liability, Less Current Maturities	297,479	336,858
Total Long-Term Liabilities	391,472	452,751

Total Liabilities	612,028	785,553

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,535,000 and $2,520,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,490,000 and $2,475,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,633,794 and $5,604,527, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $918,136 and $913,367, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,699,352)	(5,768,182)
Total Stockholders’ Equity	766,644	697,814

Total Liabilities and Stockholders’ Equity	$1,378,672	$1,483,367

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	December 31,
	2025	2024
SALES	$1,089,134	1,455,512

COST OF SALES	718,830	980,269
Gross Profit on Sales	370,304	475,243

OPERATING EXPENSES
Selling	100,284	112,733
General and Administrative	154,665	179,584
Total Operating Expenses	254,949	292,317

Income from Operations	115,355	182,926

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,761	448
Interest Expense	(5,397)	(3,764)
Total Other Expense, net	(3,636)	(3,316)

Income before Income Taxes	111,719	179,610

INCOME TAX PROVISION	(2,490)	(43,395)

NET INCOME	$109,229	$136,215

EARNINGS PER SHARE
Basic	$0.08	$0.11

Diluted	$0.05	$0.07

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended
	December 31,
	2025	2024
SALES	$1,880,271	2,444,533

COST OF SALES	1,248,425	1,684,347
Gross Profit on Sales	631,846	760,186

OPERATING EXPENSES
Selling	176,668	209,524
General and Administrative	372,960	383,713
Total Operating Expenses	549,628	593,237

Income from Operations	82,218	166,949

OTHER INCOME (EXPENSE)
Miscellaneous Income	1,798	816
Interest Expense	(12,696)	(11,378)
Total Other Expenses, net	(10,898)	(10,562)

Income before Income Taxes	71,320	156,387

INCOME TAX PROVISION	(2,490)	(37,785)

NET INCOME	$68,830	$118,602

INCOME PER SHARE
Basic and Diluted	$0.00	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, September 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,679,258)	$786,738

Net income, three months ended December 31, 2024	—	—	—	—	—	—	136,215	136,215

BALANCE, December 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,543,043)	$922,953

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, September 30, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,808,581)	$657,415

Net income, three months ended December 31, 2025	—	—	—	—	—	—	109,229	109,229

BALANCE, December 31, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,699,352)	$766,644

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,661,645)	$804,351

Net income, six months ended December 31, 2024	—	—	—	—	—	—	118,602	118,602

BALANCE, December 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,543,043)	$922,953

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,768,182)	$697,814

Net income, six months ended December 31, 2025	—	—	—	—	—	—	68,830	68,830

BALANCE, December 31, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,699,352)	$766,644

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$68,830	$118,602
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used in) Operating Activities:
Depreciation and Amortization	33,007	23,362
Deferred Income Amortization	—	(648)
Deferred income taxes	—	29,404
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	(89,249)	(118,148)
Inventories	247,372	443,137
Prepaid Expenses	(7,737)	(6,720)
Accounts Payable	(16,451)	(61,047)
Refund Liability Owed to Customers	1,377	13,617
Accrued Expenses	(11,539)	(7,183)
Operating Lease Liability	(8,500)	(6,500)
Net Cash Provided by Operating Activities	217,110	427,876

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	260,000	330,000
Principal Payments on Line-of-Credit	(340,000)	(470,000)
Principal Payments on Notes Payable	(21,778)	(10,707)
Net Cash Used in Financing Activities	(101,778)	(150,707)

INCREASE IN CASH AND CASH EQUIVALENTS	115,332	277,169

Cash and Cash Equivalents - Beginning of Period	47,440	41,974

CASH AND CASH EQUIVALENTS - END OF PERIOD	$162,772	$319,143

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2025, has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and six months ended December 31, 2025, and for the three and six months ended December 31, 2024, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2025. The results of operations for the three and six months ended December 31, 2025, and cash flows for the six months ended December 31, 2025, are not necessarily indicative of the results for the entire fiscal year ending June 30, 2026. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified.  The adjustments recognized for the six months ended December 31, 2025 and 2024, resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the consolidated financial statement.

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

For the three months ended December 31,

	2025	2024
SALES
Chase Candy	$585,400	$720,907
Seasonal Candy	503,734	734,605
Total	$1,089,134	$1,455,512

For the six months ended December 31,

	2025	2024
SALES
Chase Candy	$940,142	$1,037,875
Seasonal Candy	940,129	1,406,658
Total	$1,880,271	$2,444,533

Subsequent Events

Other than what is disclosed in Note 2 and Note 4, no events have occurred subsequent to December 31, 2025, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the six month period ended December 31, 2025.

NOTE 2       GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date these consolidated financial statements are available. The Company has incurred significant operating losses since its inception. At December 31, 2025, the Company has an accumulated deficit of $5,699,352 and cash and cash equivalents of $162,772.  Currently there is substantial doubt about the Company’s ability to generate enough cash flow to fund operations for the twelve months following the date these consolidated financial statements are available.

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

(unaudited)

NOTE 2       GOING CONCERN AND MANAGEMENT’S PLAN (cont.)

In response, management plans to continue its efforts to expand the present market area and increase sales to its existing customers and seek new customer opportunities. Management also intends to continue tight control over all expenditures with an increased emphasis on inventory and production management. Additionally, due to historical volatility in the regions where raw materials are grown and supplied from, management anticipates the prices of these raw materials to continue to fluctuate primarily based on supply and demand. Management plans to make sales price adjustments in the future as necessary to correspond with changes in raw material prices. Management is also pursuing refinancing its line of credit agreement with its current lender which expired in January 2026. Additionally, the Company is actively evaluating strategic alternatives, including a potential sale of the Company or its assets.  There can be no assurance that this process will result in a transaction, or that any transaction will be completed on terms favorable to the Company or within a time frame sufficient to address the Company's liquidity needs.

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

NOTE 3       EARNINGS PER SHARE

The earnings per share was computed on the weighted average of outstanding common shares during the period. Diluted earnings per share are calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net Income	$109,229	$136,215	$68,830	$118,602

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	30,000	30,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	34,036	34,036
Total Dividend Requirements	32,018	32,018	64,036	64,036

Net Income Attributable to Common Stockholders	$77,211	$104,197	$4,794	$54,566

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic Earnings per Share	$0.08	$0.11	$0.00	$0.06

Diluted Earnings per Share	$0.05	$0.07	$0.00	$0.06

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 3       EARNINGS PER SHARE (cont.)

The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive.  All of the preferred stock, which is convertible into 1,033,334 shares of common stock, was excluded for the six months ended December 31, 2025 and 2024, respectively, as its conversion would have an anti-dilutive effect.  Cumulative Preferred Stock dividends in arrears at December 31, 2025 and 2024 totaled $9,165,490 and $9,037,418, respectively. Total dividends in arrears, on a per share basis, consist of the following:

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

(unaudited)

NOTE 4       NOTES PAYABLE AND LINE-OF-CREDIT

The Company’s notes payable consist of:

		December 31,	June 30,
Payee	Terms	2025	2025
Nodaway Valley Bank	$500,000 line-of-credit agreement expiring on January 2, 2026, with a variable interest rate at prime but not less than 5% (6.75% at December 31, 2025). The line of credit is collateralized by substantially all assets of the Company. The line-of-credit was not renewed at expiration on January 2, 2026.	$-	$80,000

Nodaway Valley Bank	$885 monthly payments, interest of 7.25%; final payment due April 2027, secured by a vehicle.	13,447	18,159

Ford Motor Credit Company	$1,126 monthly payments, interest of 2.9%; final payment due November 2026, secured by a vehicle.	12,196	18,718

Nodaway Valley Bank	$2,514 monthly payments, interest of 7.5%; final payment due May 2030, secured by equipment.	112,860	123,404

	Total	138,503	240,281
	Less Current Portion	44,510	124,388
	Long-Term Portion	$93,993	$115,893

Future minimum payments for the twelve months ending December 31 are:

December 31,	Amount
2026	$44,510
2027	27,600
2028	25,999
2029	28,060
2030	12,334
Total	$138,503

NOTE 5       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. For both the three and six month periods ended  December 31, 2025, the Company recorded an income tax provision of $2,490, which primarily result from taxable income generated during the period after utilization of available federal net operating loss carryforwards.

As of December 31, 2025, the Company has estimated net operating loss carryovers of $207,427 which do not expire but are limited to 80% of taxable income under current tax law. The Company maintains a valuation allowance against its deferred tax assets. As of December 31, 2025 and 2024, a valuation allowance of $27,456 and $0, respectively, was established.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 5       INCOME TAXES (cont.)

The Company has no material tax positions at December 31, 2025, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at December 31, 2025. The Company’s federal income tax returns for fiscal years 2022 through 2025 remain subject to examination by the Internal Revenue Service taxing authority.

NOTE 6       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2025	2024
Supplemental Cash Flow Information:
Interest paid	$13,129	$11,738

NOTE 7      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables and payables, and notes payable. There are no significant differences between the carrying value and fair value of any of these financial instruments.

NOTE 8       COMMITMENT, CONCENTRATIONS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facility located in St. Joseph, Missouri under an operating lease from an entity that is owned by the son of the Chief Executive Officer of the Company. The original lease term was from February 1, 2005, through March 31, 2025, with an option to extend for an additional term of five years. The required lease payments through this period were $6,500 per month. During the year ended June 30, 2023, the Company determined the exercise of the renewal option to be reasonably assured and remeasured the right-of-use asset and lease liability to include the additional five years at what was the current rate, so that the new term expires on March 31, 2030. During the year ended June 30, 2025, the Company exercised the renewal option and remeasured the right-of-use asset and lease liability to reflect an increase in the required lease payments to $8,500 per month.

An operating lease right-of-use asset and lease liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 4.25 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.25% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 8       COMMITMENT, CONCENTRATIONS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and nonlease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Cash paid for operating lease liabilities and operating lease expense was $59,500 for the six months ended December 31, 2025, of which, $46,792 is included in cost of sales, $4,208 is included in general and administrative expenses, and $8,500 was prepaid and used to offset the lease liability at December 31, 2025.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of December 31, 2025, are as follows:

Twelve Months Ending December 31,	Amount
2026	$93,500
2027	102,000
2028	102,000
2029	102,000
2030	29,203
Total Lease Payments	428,703
Less: Imputed Interest	(62,364)
Total Lease Liabilities	$366,339

(13)

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

RESULTS OF OPERATIONS - Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024, and Six Months Ended December 31, 2025 Compared to Six Months Ended December 31, 2024

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Sales	100%	100%	100%	100%
Cost of Sales	66%	67%	66%	69%
Gross Profit on Sales	34%	33%	34%	31%
Operating Expenses	23%	20%	29%	24%
Income from Operations	11%	13%	5%	7%
Other Expenses, Net	—%	(1)%	(1)%	—%
Income before Income Taxes	11%	12%	4%	7%
Income Tax Provision	—%	(3)%	—%	(2)%
Net Income	11%	9%	4%	5%

SALES

During fiscal year 2026, the Company lost two major customers. Based on historical sales to these customers, management expects a total loss of sales of approximately $575,000. Sales decreased $366,378 or 25% for the three months ended December 31, 2025 to $1,089,134 compared to $1,445,512 for the three months ended December 31, 2024. Sales for Chase Candy decreased $135,507 to $585,400 for the three months ended December 31, 2025, compared to $720,907 for the three months ended December 31, 2024. Sales for Seasonal Candy decreased $230,871 to $503,734 for the three months ended December 31, 2025, compared to $734,605 for the three months ended December 31, 2024.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

SALES (cont.)

The 19% decrease in sales of Chase Candy of $135,507 for the three months ended December 31, 2025 over the same period ended December 31, 2024, is primarily due to the effect of the following: 1) decreased net sales of approximately $28,100 for the Cherry Mash Bar L276/L277 segments due to a decrease in orders to existing customers; 2) decreased sales of the Mini Mash L278/L212 segment by approximately $78,100 versus the same period a year ago primarily due to decreased orders from existing customers; 3) decreased net sales of the L279/L299 Bulk Mini Mash segment by approximately $14,400 versus the same period a year ago primarily due to decreased orders from existing customers; 4) decreased sales of the Changemaker Jar L260 and Mini Mash Keg L264 segments by approximately $7,800 due to a decrease in orders to existing customers; and 5) decreased net sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $26,400 due to a decrease in orders to existing customers; offset by 6) increased sales of the new L252/L258 Mini Mash Stand Up Bag segment of approximately $11,200 and 7) increased sales revenues attributable to changes in sales allowances and discounts, promotions, billbacks, and miscellaneous sales of approximately $8,000.

The 31% decrease in sales of Seasonal Candy of $230,871 for the three months ended December 31, 2025 over the same period ended December 31, 2024 is primarily due to the effect of: 1) decreased sales in the clamshell division by approximately $234,600 versus the same period a year ago, primarily due to decreased sales to existing customers; 2) decreased sales in the bulk seasonal division by approximately $116,300 versus the same period a year ago; offset by 3) increased sales to existing customers in the regular produce category by approximately $106,400 versus the same period a year ago, and 4) increased sales revenue attributable to changes in sales allowances and discounts, promotions, and billbacks related to these category of products of approximately $16,600.

Sales decreased $564,262 or 23% for the six months ended December 31, 2025 to $1,880,271 compared to $2,444,533 for the six months ended December 31, 2024. Sales for Chase Candy decreased $97,733 to $940,142 for the six months ended December 31, 2025, compared to $1,037,875 for the six months ended December 31, 2024. Sales for Seasonal Candy decreased $466,529 to $940,129 for the six months ended December 31, 2025, compared to $1,406,658 for the six months ended December 31, 2024.

The 9% decrease in sales of Chase Candy of $97,733 for the six months ended
December 31, 2025 over the same period ended December 31, 2024, is primarily due to the effect of the following: 1) decreased sales of the Mini Mash L278/L212 segment by approximately $94,500 versus the same period a year ago primarily due to decreased orders from existing customers; 2) decreased sales of the Changemaker Jar L260 and Mini Mash Keg L264 segments by approximately $6,100 due to an decrease in orders to existing customers; 3) decreased net sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $35,000 due to a decrease in orders to existing customers; offset by 4) increased sales of the new L252/L258 Mini Mash Stand Up Bag segment of approximately $11,200; 5) increased sales of the L276/277 Cherry Mash Bar segment of approximately $15,700 due to an increase in sales to existing customers; 6) increased sales of the L279/L299 Bulk Mini Mash segment of approximately $1,500; and 7) increased sales revenue attributable to changes in sales allowances and discounts, promotions, billbacks, and miscellaneous sales of approximately $11,800.

The 33% decrease in sales of Seasonal Candy of $466,529 for the six months ended December 31, 2025 over the same period ended December 31, 2024, is primarily due to decreases in orders in the first and second quarters, including: 1) decreased sales in the clamshell division by approximately $90,600 versus the same period a year ago, primarily due to decreased sales to existing customers; 2) decreased sales in the bulk seasonal division by approximately $66,300 versus the same period a year ago; and 3) decreased sales to existing customers in the regular produce category by approximately $340,600 versus the same period a year ago; offset by 4) increased sales revenue attributable to changes in sales allowances and discounts, promotions, and billbacks related to these category of products of approximately $29,600.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

SALES (cont.)

Despite the overall decrease in quantities sold for both divisions, the Company was able to implement a price increase in July 2025 of approximately 6% for the bulk and clamshell products. No price increase occurred for Chase Candy products during the six months ended December 31, 2025. The Seasonal Candy price increase has helped to contribute to an increase in margins for the six months ended December 31, 2025.

COST OF SALES

The cost of sales decreased $261,439 to $718,830 or 66% of related sales for the three months ended December 31, 2025, compared to $980,269 or 67% of related sales for the three months ended December 31, 2024.

The cost of sales decreased $435,922 to $1,248,425 or 66% of related sales for the six months ended December 31, 2025, compared to $1,684,347 or 69% of related sales for the six months ended December 31, 2024.

The slight decrease in cost of sales as a percentage of sales for both the quarter and the six months ended December 31, 2025, is primarily related to labor efficiencies implemented by management in response to the loss of major customers. Labor costs, including wages, vacation pay, and payroll taxes of $358,790 for the six months ended December 31, 2025, decreased 17% or $74,190 as compared to $432,980 for the six months ended December 31, 2024, primarily due to decreased wages as a result of intentional pay reductions for certain salaried employees as well as decreased production hours compared to the same period ended December 31, 2024.

SELLING EXPENSES

Selling expenses for the three months ended December 31, 2025 decreased $12,449 to $100,284, which is 9% of sales, compared to $112,733, or 8% of sales for the three months ended December 31, 2024.

Selling expenses for the six months ended December 31, 2025 decreased $32,856 to $176,668, which is 9% of sales, compared to $209,524, or 9% of sales for the six months ended December 31, 2024.

The decrease in selling expenses for both the quarter and the six months ending December 31, 2025, is primarily due to decreases in commission costs, which is attributable to sales negatively being impacted due to loss of major customers. Commission expense of $74,644 for the six months ended December 31, 2025, decreased 27% or $27,783 as compared to $102,427 for the six months ended December 31, 2024.  Management continues to make efforts to minimize selling expenses in an attempt to recover costs not passed along with price increases.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended December 31, 2025 decreased $24,919 to $154,665 and 14% of sales, compared to $179,584 or 12% of sales for the three months ended December 31, 2024.

The decrease of $24,919 in general and administrative expenses for the three months ended December 31, 2025 is primarily due to a decrease in professional fees of approximately $16,800 compared to the three months ended December 31, 2024. Additionally, in the three-month period ended December 31, 2025, insurance expense decreased by approximately $3,100 and office salaries decreased by approximately $3,100 from the prior period.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

GENERAL AND ADMINISTRATIVE EXPENSES (cont.)

General and administrative expenses for the six months ended December 31, 2025 decreased $10,753 to $372,960 and 20% of sales, compared to $383,713 or 16% of sales for the six months ended December 31, 2024.

The decrease of $10,753 in general and administrative expenses for the six months ended December 31, 2025 is primarily due to decreases in insurance expense of approximately $6,400, dues and subscriptions expense of approximately $5,300 and office salaries expense by approximately $5,200 compared to the six months ended December 31, 2024. These decreases are offset by an increase in professional fees of approximately $7,600 and increases in various other general and administrative expense items.

OTHER EXPENSE

Other expense increased by $320 for the three months ended December 31, 2025 to $3,636, compared to $3,316 for the three months ended December 31, 2024.

Other expense increased by $336 for the six months ended December 31, 2025 to $10,898 compared to $10,562 for the six months ended December 31, 2024.

The majority of this change can be attributed to an increase in interest expense, specifically due to larger line of credit borrowings in the first six months of the fiscal year compared to the same six months in the prior period.  Interest expense also increased due to the financing of the new machinery.

PROVISION FOR INCOME TAXES

The Company recorded an income tax provision of $2,490 for both the three and six months ended December 31, 2025. The provision reflects federal income tax on taxable income generated during the period after utilization of available net operating loss carryforwards. The income tax expense relates to the establishment of the current federal income tax payable as well as the related deferred tax impacts.

For the three and six months ended December 31, 2024, the Company recorded an income tax provision of approximately $43,000 and $38,000, respectively, due to net income earned.

NET INCOME

The Company reported a net income for the three months ended December 31, 2025 of $109,229, compared to a net income of $136,215 for the three months ended December 31, 2024. This decrease of $26,986 is explained above.

The Company reported net income for the six months ended December 31, 2025 of $68,830, compared to a net income of $118,602 for the six months ended December 31, 2024. This decrease of $49,772 is explained above.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended December 31, 2025 and December 31, 2024, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $64,036 for the six months ended December 31, 2025 and December 31, 2024, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

Net income applicable to common stockholders for the three months ended December 31, 2025 was $77,211 which is a decrease of $26,986 as compared to the net income applicable to common stockholders for the three months ended December 31, 2024 of $104,197.

Net income applicable to common stockholders for the six months ended December 31, 2025 was $4,794 which is a decrease of $49,772 as compared to the net income applicable to common stockholders for the six months ended December 31, 2024 of $54,566.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flows for the fiscal period indicated.

	Six Months Ended
	December 31,
	2025	2024
Net Cash Provided by Operating Activities	$217,110	$427,876
Net Cash Used In Financing Activities	$(101,778)	$(150,707)

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2026. The $217,110 of cash provided by operating activities for the six months ended December 31, 2025 is fully detailed in the condensed consolidated statement of cash flows. The $101,778 of cash used in financing activities for the six months ended December 31, 2025 is fully detailed in the condensed consolidated statement of cash flows.

Overall cash and cash equivalents increased $115,332 to $162,772 at December 31, 2025, from $47,440 at June 30, 2025.

At December 31, 2025, the Company’s accumulated deficit was $5,699,352, compared to an accumulated deficit of $5,768,182 as of June 30, 2025. Working capital for the six months ended December 31, 2025, increased $77,192 to $492,639 from $415,447 at June 30, 2025.

The Company’s lease on its office and plant facility has a lease term through March 31, 2030. The required lease payments through this period are $8,500 per rmonth. The facility is leased from an entity that is owned by the son of the Chief Executive Officer of the Company.

(18)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

LIQUIDITY AND CAPITAL RESOURCES (cont.)

During the six months ended December 31, 2025, the Company experienced the loss of two major customers, which previously represented a significant portion of consolidated revenues. This change is expected to impact future sales volumes and may reduce operating cash flows in subsequent periods. In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Also, the line of credit agreement expired in January 2026 and the Company is pursuing an extension of the line of credit.  Additionally, the Company is actively evaluating strategic alternatives, including a potential sale of the Company or its assets.  There can be no assurance that this process will result in a transaction, or that any transaction will be completed on terms favorable to the Company or within a time frame sufficient to address the Company's liquidity needs.

Management will continue tight control over all expenditures. For example, certain salaried employees have agreed to a pay reduction, and management is also scaling back overall production levels. This will lead to decreased labor needs, particularly affecting overtime hours and the use of temporary employees. Due to volatility in the regions where raw materials are grown, management anticipates the prices of raw materials to continue to fluctuate primarily based on supply and demand. Management intends to make sales price adjustments in the future to correspond with changes in raw material prices. Without the successful implementation of management’s plans, there is substantial doubt about the Company’s ability to generate enough cash flow to fund operations for the twelve months following the date these consolidated financial statements are available.

(19)

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at December 31, 2025 is $9,165,490.

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

Exhibit 101

The following financial statements for the quarter ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2025 and June 30, 2025, (ii) Condensed Consolidated Statements of Income for the Three months Ended December 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Income for the Six months Ended December 31, 2025 and 2024, (iv)  Consolidated Statements of Stockholders’ Equity for the Three and Six months Ended December 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the Six months Ended December 31, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

February 12, 2026	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(22)