Form 10-Q
period 2026-03-31
CHASE GENERAL CORP
filed 2026-05-14
CIK 15357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 969,834 shares of common stock, $1.00 par value, outstanding.

CHASE GENERAL CORPORATION AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED March 31, 2026

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2026	2025

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$84,986	$47,440
Trade Receivables, Net of Allowance for Credit Losses of $1,896	197,657	212,015
Inventories:
Finished Goods	136,330	180,089
Goods in Process	23,199	13,445
Raw Materials	109,401	128,763
Packaging Materials	143,168	159,857
Prepaid Expenses	12,440	6,640
Total Current Assets	707,181	748,249

LONG-TERM ASSETS
Property & Equipment
Land	35,000	35,000
Buildings	77,348	77,348
Machinery and Equipment	1,015,028	1,032,381
Trucks and Autos	184,200	184,200
Office Equipment	32,325	33,025
Leasehold Improvements	69,843	72,068
Total	1,413,744	1,434,022
Less: Accumulated Depreciation and Amortization	(1,139,595)	(1,110,377)
Total Property and Equipment, Net	274,149	323,645
Right-of-Use Asset	356,020	411,473
Total Long-Term Assets	630,169	735,118

Total Assets	$1,337,350	$1,483,367

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(1)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

	March 31,	June 30,
	2026	2025

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$161,718	$91,169
Current Maturities of Notes Payable	32,918	124,388
Current Maturities of Lease Liability	78,771	74,615
Accrued Expenses	30,022	26,342
Refund Liability Owed to Customers	14,000	16,288
Total Current Liabilities	317,429	332,802

LONG-TERM LIABILITIES
Notes Payable, Less Current Maturities	85,501	115,893
Lease Liability, Less Current Maturities	277,249	336,858
Total Long-Term Liabilities	362,750	452,751

Total Liabilities	680,179	785,553

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Capital Stock Issued and Outstanding:
Prior Cumulative Preferred Stock, $5 Par Value:
Series A (Liquidation Preference $2,542,500 and $2,520,000, Respectively)	500,000	500,000
Series B (Liquidation Preference $2,497,500 and $2,475,000, Respectively)	500,000	500,000
Cumulative Preferred Stock, $20 Par Value:
Series A (Liquidation Preference $5,648,427 and $5,604,527, Respectively)	1,170,660	1,170,660
Series B (Liquidation Preference $920,521 and $913,367, Respectively)	190,780	190,780
Common Stock, $1 Par Value	969,834	969,834
Paid-In Capital in Excess of Par	3,134,722	3,134,722
Accumulated Deficit	(5,808,825)	(5,768,182)
Total Stockholders’ Equity	657,171	697,814

Total Liabilities and Stockholders’ Equity	$1,337,350	$1,483,367

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(2)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
SALES	$427,061	$308,464

COST OF SALES	269,025	232,359
Gross Profit on Sales	158,036	76,105

OPERATING EXPENSES
Selling	91,305	63,629
General and Administrative	176,495	150,605
Total Operating Expenses	267,800	214,234

Loss from Operations	(109,764)	(138,129)

OTHER INCOME (EXPENSE)
Miscellaneous Income	210	649
Interest Expense	(2,409)	(571)
Total Other Income (Expense), net	(2,199)	78

Loss before Income Taxes	(111,963)	(138,051)

INCOME TAX BENEFIT	2,490	33,340

NET LOSS	$(109,473)	$(104,711)

LOSS PER SHARE
Basic and diluted	$(0.15)	$(0.14)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(3)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2026	2025
SALES	$2,307,332	$2,752,997

COST OF SALES	1,517,450	1,916,706
Gross Profit on Sales	789,882	836,291

OPERATING EXPENSES
Selling	267,973	273,153
General and Administrative	549,455	534,318
Total Operating Expenses	817,428	807,471

Income (Loss) from Operations	(27,546)	28,820

OTHER INCOME (EXPENSE)
Miscellaneous Income	2,008	1,465
Interest Expense	(15,105)	(11,949)
Total Other Expenses, net	(13,097)	(10,484)

Income (Loss) before Income Taxes	(40,643)	18,336

INCOME TAX PROVISION	—	(4,445)

NET INCOME (LOSS)	$(40,643)	$13,891

LOSS PER SHARE
Basic and Diluted	$(0.14)	$(0.08)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(4)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, December 31, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,543,043)	$922,953

Net loss, three months ended March 31, 2025	—	—	—	—	—	—	(104,711)	(104,711)

BALANCE, March 31, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,647,754)	$818,242

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, December 31, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,699,352)	$766,644

Net loss, three months ended March 31, 2026	—	—	—	—	—	—	(109,473)	(109,473)

BALANCE, March 31, 2026	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,808,825)	$657,171

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2024	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,661,645)	$804,351

Net income, nine months ended March 31, 2025	—	—	—	—	—	—	13,891	13,891

BALANCE, March 31, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,647,754)	$818,242

	Prior Cumulative		Cumulative
	Preferred Stock		Preferred Stock		Common	Paid-In	Accumulated
	Series A	Series B	Series A	Series B	Stock	Capital	Deficit	Total
BALANCE, June 30, 2025	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,768,182)	$697,814

Net loss, nine months ended March 31, 2026	—	—	—	—	—	—	(40,643)	(40,643)

BALANCE, March 31, 2026	$500,000	$500,000	$1,170,660	$190,780	$969,834	$3,134,722	$(5,808,825)	$657,171

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(5)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(40,643)	$13,891
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used in) Operating Activities:
Depreciation and Amortization	49,496	35,045
Deferred Income Amortization	—	(972)
Deferred Income Taxes	—	2,425
Effects of Changes in Operating Assets and Liabilities:
Trade Receivables	14,358	97,355
Inventories	70,056	271,778
Prepaid Expenses	(5,800)	(5,816)
Accounts Payable	70,549	(97,348)
Refund Liability Owed to Customers	(2,288)	(5,533)
Accrued Expenses	3,680	12,298
Net Cash Provided by Operating Activities	159,408	323,123

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	—	(77,500)
Net Cash Used in Investing Activities	—	(77,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Line-of-Credit	260,000	330,000
Principal Payments on Line-of-Credit	(340,000)	(470,000)
Principal Payments on Notes Payable	(41,862)	(16,168)
Net Cash Used in Financing Activities	(121,862)	(156,168)

INCREASE IN CASH AND CASH EQUIVALENTS	37,546	89,455

Cash and Cash Equivalents - Beginning of Period	47,440	41,974

CASH AND CASH EQUIVALENTS - END OF PERIOD	$84,986	$131,429

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

(6)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 1       SIGNIFICANT ACCOUNTING POLICIES

General

The condensed consolidated balance sheet of Chase General Corporation (hereinafter referred to as Chase, the Company, we, our, and us) at June 30, 2025, has been taken from audited consolidated financial statements at that date and condensed. The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2026, and for the three and nine months ended March 31, 2025, are unaudited and reflect all normal and recurring accruals and adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods presented in this quarterly report. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the year ended June 30, 2025. The results of operations for the three and nine months ended March 31, 2026, and cash flows for the nine months ended March 31, 2026, are not necessarily indicative of the results for the entire fiscal year ending June 30, 2026. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present financial position, results of operations, and cash flows for the periods have been included.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The amount of consideration the Company expects to receive and revenue the Company recognizes includes estimates of variable consideration, including costs for trade promotional programs, customer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, and expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The Company reviews and updates these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified.  The adjustments recognized for the nine months ended March 31, 2026 and 2025, resulting from updated estimates of revenue for prior year product sales were not significant. The Company has elected a practical expedient to recognize incremental costs incurred to obtain contracts, which primarily represent sales commissions where the amortization period would be less than one year, as a selling expense when incurred in the consolidated financial statement.

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

For the three months ended March 31,

	2026	2025
SALES
Chase Candy	$421,390	$306,936
Seasonal Candy	5,671	1,528
Total	$427,061	$308,464

For the nine months ended March 31,

	2026	2025
SALES
Chase Candy	$1,363,148	$1,351,246
Seasonal Candy	944,184	1,401,751
Total	$2,307,332	$2,752,997

Subsequent Events

Other than what is disclosed in Note 2, no events have occurred subsequent to March 31, 2026, through the date of filing this form, that would require disclosure in this Form 10-Q or would be required to be recognized in the condensed consolidated financial statements as of or for the nine month period ended March 31, 2026.

NOTE 2       GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. At March 31, 2026, the Company has an accumulated deficit of $5,808,825, and cash and cash equivalents of $84,986.  Currently there is substantial doubt about the Company’s ability to generate enough cash flow to fund operations for the twelve months following the date these consolidated financial statements are available.

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

Management believes that the successful execution of its business plan would alleviate the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that these plans will be successful. Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s circumstances, which creates substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3       LOSS PER SHARE

The loss per share was computed on the weighted average of outstanding common shares during the period. Diluted loss per share is calculated by including contingently issuable shares with the weighted average shares outstanding.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net Income (Loss)	$(109,473)	$(104,711)	$(40,643)	$13,891

Preferred Dividend Requirements:
6% Prior Cumulative Preferred, $5 Par Value	15,000	15,000	45,000	45,000
5% Convertible Cumulative Preferred, $20 Par Value	17,018	17,018	51,054	51,054
Total Dividend Requirements	32,018	32,018	96,054	96,054

Net Loss Attributable to Common Stockholders	$(141,491)	$(136,729)	$(136,697)	$(82,163)

Weighted Average Shares - Basic	969,834	969,834	969,834	969,834
Effect of Contingently Issuable Shares, if Dilutive	1,033,334	1,033,334	1,033,334	1,033,334
Weighted Average Shares - Diluted	2,003,168	2,003,168	2,003,168	2,003,168

Basic and Diluted Loss per Share	$(0.15)	$(0.14)	$(0.14)	$(0.08)

(9)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 3       LOSS PER SHARE (cont.)

The Company excludes equity instruments from the calculation of diluted loss per share if the effect of including such instruments is anti-dilutive.  All of the preferred stock, which is convertible into 1,033,334 shares of common stock, was excluded for the three and nine months ended March 31, 2026 and 2025, respectively, as its conversion would have an anti-dilutive effect.  Cumulative Preferred Stock dividends in arrears at March 31, 2026 and 2025 totaled $9,197,508 and $9,069,436, respectively. Total dividends in arrears, on a per share basis, consist of the following:

	Nine Months Ended
	March 31,
	2026	2025
6% Convertible:
Series A	$20	$20
Series B	$20	$19
5% Convertible:
Series A	$77	$76
Series B	$77	$76

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

(unaudited)

NOTE 4       NOTES PAYABLE AND LINE-OF-CREDIT

The Company’s notes payable consist of:

		March 31,	June 30,
Payee	Terms	2026	2025
Nodaway Valley Bank	$500,000 line-of-credit agreement which matured on January 2, 2026, the line-of-credit was not renewed at expiration. Prior to expiration the line-of-credit had a variable interest rate of prime but not less than 5%.	$-	$80,000

Nodaway Valley Bank	$885 monthly payments, interest of 7.25%; final payment due April 2027, secured by a vehicle.	11,022	18,159

Ford Motor Credit Company	$1,126 monthly payments, interest of 2.9%; final payment due November 2026, secured by a vehicle. Paid in full as of March 31, 2026.	-	18,718

Nodaway Valley Bank	$2,514 monthly payments, interest of 7.5%; final payment due May 2030, secured by equipment.	107,397	123,404

	Total	118,419	240,281
	Less Current Portion	32,918	124,388
	Long-Term Portion	$85,501	$115,893

Future minimum payments for the twelve months ending March 31 are:

March 31,	Amount
2027	$32,918
2028	25,435
2029	26,502
2030	28,589
2031	4,975
Total	$118,419

NOTE 5       INCOME TAXES

The Company follows the provisions for uncertain tax positions as addressed in Financial Accounting Standards Board Accounting Standards Codification 740-10. For the nine month period ended March  31, 2026, the Company has not recorded an income tax benefit or provision as a full valuation allowance has been recorded against the net deferred tax assets of the Company.  For the three month period ended March 31, 2026, the Company recorded an income tax benefit of $2,490, which primarily results from additional net operating losses generated during this period.

(11)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 5       INCOME TAXES (cont.)

As of March 31, 2026, the Company has estimated net operating loss carryovers of $301,234 which do not expire but are limited to 80% of taxable income under current tax law. The Company maintains a valuation allowance against its deferred tax assets. As of March 31, 2026 and 2025, a valuation allowance of $52,244 and $0, respectively, was established.

The Company has no material tax positions at March 31, 2026, for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  The Company had no accruals for interest or penalties at March 31, 2026. The Company’s federal income tax returns for fiscal years 2022 through 2025 remain subject to examination by the Internal Revenue Service taxing authority.

NOTE 6       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2026	2025
Supplemental Cash Flow Information:
Interest paid	$15,538	$12,309
Right-of-use asset obtained in exchange for modification of operating lease liability	$—	$102,569

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

An operating lease right-of-use asset and lease liability was recognized based on the present value of minimum lease payments over the remaining lease term. The Company’s operating lease has a remaining term of 4 years and the present value of the lease payments is calculated using the Company’s estimated incremental borrowing rate of 7.25% as of the remeasurement date. Operating lease expense is recognized on a straight-line basis over the lease term.

(12)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

NOTE 8       COMMITMENT, CONCENTRATIONS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS (cont.)

The Company’s lease agreement does not contain any residual value guarantees. Additionally, any other short-term leases are immaterial. The Company elected the practical expedient to not separate lease and nonlease components and also elected the short-term practical expedient for all leases that qualify. As a result, the Company will not recognize right-of-use assets or liabilities for short-term leases that qualify for the short-term practical expedient but instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Cash paid for operating lease liabilities and operating lease expense was $76,500 for the nine months ended March 31, 2026, of which, $70,188 is included in cost of sales and $6,312 is included in general and administrative expenses.

Minimum annual payments required under existing operating lease liabilities that have initial or remaining noncancelable terms in excess of one year as of March 31, 2026, are as follows:

Twelve Months Ending March 31,	Amount
2027	$102,000
2028	102,000
2029	102,000
2030	102,000
Total Lease Payments	408,000
Less: Imputed Interest	(51,980)
Total Lease Liabilities	$356,020

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025, and Nine months Ended March 31, 2026 Compared to Nine months Ended March 31, 2025

The following management comments regarding Chase’s results of operations and outlook should be read in conjunction with the condensed consolidated financial statements included pursuant to Item 1 of the quarterly report.

The following table sets forth certain items as a percentage of sales for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Sales	100%	100%	100%	100%
Cost of Sales	63%	75%	66%	70%
Gross Profit on Sales	37%	25%	34%	30%
Operating Expenses	63%	69%	35%	29%
Income (Loss) from Operations	(26)%	(44)%	(1)%	1%
Other Expenses, Net	(1)%	—%	(1)%	—%
Income (Loss) before Income Taxes	(27)%	(44)%	(2)%	1%
Income Tax (Provision) Benefit	1%	11%	—%	—%
Net Income (Loss)	(26)%	(33)%	(2)%	1%

SALES

During fiscal year 2026, the Company lost two major customers. Based on historical sales to these customers, management expects a total loss of sales of approximately $575,000. Sales increased $118,597 or 38% for the three months ended March 31, 2026 to $427,061 compared to $308,464 for the three months ended March 31, 2025. Sales for Chase Candy increased $114,454 to $421,390 for the three months ended March 31, 2026, compared to $306,936 for the three months ended March 31, 2025. Sales for Seasonal Candy increased $4,143 to $5,671 for the three months ended March 31, 2026, compared to $1,528 for the three months ended March 31, 2025.

(14)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

SALES (cont.)

The 37% increase in sales of Chase Candy of $114,454 for the three months ended March 31, 2026 over the same period ended March 31, 2025, is primarily due to the effect of the following: 1) increased net sales of approximately $30,000 due to online orders; 2) increased net sales of approximately $48,000 for the Cherry Mash Bar L276/L277 segments due to an increase in orders to existing customers; 3) increased net sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $18,000 due to an increase in orders to existing customers; 4) increased sales of the new L252/258 Mini Mash Stand Up Bag segment of approximately $22,000; 5) increased sales of the Mini Mash L278 segment by approximately $20,000 versus the same period a year ago primarily due to an increase in orders to existing customers; 6) miscellaneous increase in other categories of product plus increased sales revenue attributable to changes in sales allowances and discounts, promotions, and billbacks related to these category of products of approximately $11,000; offset by 7) decreased sales of the Mini Mash L212 segment by approximately $35,000 versus the same period a year ago primarily due to the loss of major customer.

The increase in sales of Seasonal Candy of $4,143 for the three months ended March 31, 2026 over the same period ended March 31, 2025 is primarily due to the effect of increased sales in both the bulk and clamshell divisions to existing customers.

Sales decreased $445,665 or 16% for the nine months ended March 31, 2026 to $2,307,332 compared to $2,752,997 for the nine months ended March 31, 2025. Sales for Chase Candy increased $11,902 to $1,363,148 for the nine months ended March 31, 2026, compared to $1,351,246 for the nine months ended March 31, 2025. Sales for Seasonal Candy decreased $457,567 to $944,184 for the nine months ended March 31, 2026, compared to $1,401,751 for the nine months ended March 31, 2025.

The 1% increase in sales of Chase Candy of $11,902 for the nine months ended
March 31, 2026 over the same period ended March 31, 2025, is primarily due to the effect of the following: 1) increased net sales of approximately $28,000 due to online orders; 2) increased net sales of approximately $64,000 for the Cherry Mash Bar L276/L277 segments due to an increase in orders to existing customers; 3) increased sales of the new L252/258 Mini Mash Stand Up Bag segment of approximately $33,000; 4) increased sales of the Mini Mash L278 segment by approximately $28,000 versus the same period a year ago primarily due to an increase in orders to existing customers; 5) miscellaneous increases in other categories of product plus increased sales revenue attributable to changes in sales allowances and discounts, promotions, and billbacks related to these category of products of approximately $15,000; offset by 6) decreased sales of the Mini Mash L212 segment by approximately $135,000 versus the same period a year ago primarily due to the loss of major customer; 7) decreased sales of the Changemaker Jar L260 and Mini Mash Keg L264 segments by approximately $5,000 due to a decrease in orders to existing customers; 8) decreased net sales of the L100/L200 Cherry Mash Merchandisers segment by approximately $16,000 due to a decrease in orders to existing customers.

The 33% decrease in sales of Seasonal Candy of $457,567 for the nine months ended March 31, 2026 over the same period ended March 31, 2025, is primarily due to the effect of: 1) decreased sales in the clamshell division by approximately $87,000 versus the same period a year ago, primarily due to decreased sales to existing customers; 2) decreased sales in the bulk seasonal division by approximately $65,000 versus the same period a year ago; 3) decreased sales to existing customers in the regular produce category by approximately $340,000 versus the same period a year ago; offset by increased sales revenue attributable to changes in sales allowances and discounts, promotions, and billbacks related to these category of products of approximately $35,000.

(15)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

SALES (cont.)

Despite the overall decrease in quantities sold for both divisions, the Company was able to implement a price increase in July 2025 of approximately 6% for the bulk and clamshell products. No price increase occurred for Chase Candy products during the nine months ended March 31, 2026. The Seasonal Candy price increase has helped to contribute to an increase in margins for the nine months ended March 31, 2026.

COST OF SALES

The cost of sales increased $36,666 to $269,025 or 63% of related sales for the three months ended March 31, 2026, compared to $232,359 or 75% of related sales for the three months ended March 31, 2025.

The cost of sales decreased $399,256 to $1,517,450 or 66% of related sales for the nine months ended March 31, 2026, compared to $1,916,706 or 70% of related sales for the nine months ended March 31, 2025.

The decrease in cost of sales as a percentage of sales for the three and nine months ended March 31, 2026, is related to labor efficiencies implemented by management in response to the loss of major customers. Labor costs, including wages, vacation pay, and payroll taxes of $522,470 for the nine months ended March 31, 2026, decreased 13% or $80,067 as compared to $602,537 for the nine months ended March 31, 2025, primarily due to decreased wages as a result of intentional pay reductions for certain salaried employees as well as decreased production hours compared to the same period ended March 31, 2025.

SELLING EXPENSES

Selling expenses for the three months ended March 31, 2026 increased $27,676 to $91,305, which is 21% of sales, compared to $63,629, or 21% of sales for the three months ended March 31, 2025.

The increase in selling expenses for the three months ending March 31, 2026, is primarily due to the increase in shipping costs due to increase in sales as detailed above. Management continues to make efforts to minimize selling expenses in an attempt to recover costs not passed along with price increases as evidenced by selling expenses as a percentage of sales remaining comparable over the quarters.

Selling expenses for the nine months ended March 31, 2026 decreased $5,180 to $267,973, which is 12% of sales, compared to $273,153, or 10% of sales for the nine months ended March 31, 2025.

Selling expenses decreased for the nine months ended March 31, 2026, primarily because management continued efforts to reduce selling costs to recover expenses not covered by price increases. Commissions expense, in particular, declined by approximately $26,000 compared to the three months ended March 31, 2025. These savings were partially offset by higher third-quarter shipping costs, as discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2026 increased $25,890 to $176,495 and 41% of sales, compared to $150,605 or 49% of sales for the three months ended March 31, 2025.

The increase of $25,890 in general and administrative expenses for the three months ended March 31, 2026 is primarily due to an increase in professional fees of approximately $11,000 compared to the three months ended March 31, 2025. Additionally, in the three-month period ended March 31, 2026, dues & subscriptions, insurance and website fees increased by approximately $14,000.

(16)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

GENERAL AND ADMINISTRATIVE EXPENSES (cont.)

General and administrative expenses for the nine months ended March 31, 2026 increased $15,137 to $549,455 and 24% of sales, compared to $534,318 or 19% of sales for the nine months ended March 31, 2025.

The increase of  $15,137 in general and administrative expenses for the nine months ended March 31, 2026 is primarily due to an increase in professional fees of approximately $19,000 compared to the nine months ended March 31, 2025. These increases are offset by decreases in various other general and administrative items.

OTHER INCOME (EXPENSE)

Other income (expense) decreased by $2,277 for the three months ended March 31, 2026 to ($2,199), compared to $78 for the three months ended March 31, 2025.

Other expense increased by $2,613 for the nine months ended March 31, 2026 to ($13,097) compared to ($10,484) for the nine months ended March 31, 2025.

The majority of this change can be attributed to an increase in interest expense, specifically due to the financing of new machinery.

PROVISION (BENEFIT) FOR INCOME TAXES

Due to the net losses generated in the quarters ending March 31, 2026 and 2025, the Company recorded an income tax benefit of approximately $2,500 and $33,000, respectively.

The Company did not record an income tax provision or benefit for the nine months ended March 31, 2026 due to the full valuation allowance applied to net deferred tax assets as of June 30, 2025 and March 31, 2026.  The Company did record an income tax provision for the nine months ended March 31, 2025 of approximately $4,500 due to net income earned as a full valuation allowance was not recorded until June 30, 2025.

NET INCOME (LOSS)

The Company reported a net loss for the three months ended March 31, 2026 of ($109,473), compared to a net loss of ($104,711) for the three months ended March 31, 2025. This increase in loss of $4,762 is explained above.

The Company reported net loss for the nine months ended March 31, 2026 of ($40,643), compared to a net income of $13,891 for the nine months ended March 31, 2025. This decrease of $54,534 is explained above.

(17)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated financial statements

notes to condensed consolidated financial statements

(unaudited)

PREFERRED DIVIDENDS

Preferred dividends were $32,018 for the three months ended March 31, 2026 and March 31, 2025, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

Preferred dividends were $96,054 for the nine months ended March 31, 2026 and March 31, 2025, which reflects additional preferred stock dividends in arrears on the Company’s Series A and Series B $5 par value preferred stock and its Series A and Series B $20 par value preferred stock.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Net loss applicable to common stockholders for the three months ended March 31, 2026 was ($141,491) which is an increase in loss of $4,762 as compared to the net loss applicable to common stockholders for the three months ended March 31, 2025 of ($136,729).

Net loss applicable to common stockholders for the nine months ended March 31, 2026 was ($136,697) which is an increase in loss of $54,534 as compared to the net loss applicable to common stockholders for the nine months ended March 31, 2025 of ($82,163).

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the summary of cash flows for the fiscal period indicated.

	Nine Months Ended
	March 31,
	2026	2025
Net Cash Provided by Operating Activities	$159,408	$323,123
Net Cash Used in Investing Activities	$—	$(77,500)
Net Cash Used In Financing Activities	$(121,862)	$(156,168)

Management has made no material commitments for capital expenditures during the remainder of fiscal year 2026. The $159,408 of cash provided by operating activities and the $121,862 of cash used in financing activities for the nine months ended March 31, 2026 is fully detailed in the condensed consolidated statement of cash flows.

Overall cash and cash equivalents increased $37,546 to $84,986 at March 31, 2026, from $47,440 at June 30, 2025.

At March 31, 2026, the Company’s accumulated deficit was $5,808,825 compared to an accumulated deficit of $5,768,182 as of June 30, 2025. Working capital for the nine months ended March 31, 2026, decreased $25,695 to $389,752 from $415,447 at June 30, 2025.

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

(unaudited)

LIQUIDITY AND CAPITAL RESOURCES (cont.)

During the nine months ended March 31, 2026, the Company experienced the loss of two major customers, which previously represented a significant portion of consolidated sales. This change is expected to impact future sales volumes and may reduce operating cash flows in subsequent periods.  Also, the line of credit agreement expired in January 2026. In order to maintain funds to finance operations and meet debt obligations, it is the intention of management to continue its efforts to expand the present market area and increase sales to its customers. Additionally, the Company is actively evaluating strategic alternatives, including a potential sale of the Company or its assets.  There can be no assurance that this process will result in a transaction, or that any transaction will be completed on terms favorable to the Company or within a time frame sufficient to address the Company's liquidity needs.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

a.None.

b.The total cumulative preferred stock dividends contingency at March 31, 2026 is $9,197,508.

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

Exhibit 101

The following financial statements for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2025, (ii) Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Operations for the Nine months Ended March 31, 2026 and 2025, (iv)  Consolidated Statements of Stockholders’ Equity for the Three and Nine months Ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the Nine months Ended March 31, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(21)

CHASE GENERAL CORPORATION AND SUBSIDIARY

PART Ii other information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chase General Corporation and Subsidiary
(Registrant)

May 14, 2026	/s/ Barry M. Yantis
Date	Barry M. Yantis
Chairman of the Board, Chief Executive Officer and
Chief Financial Officer, President, and Treasurer

(22)